Form 10-Q
period 1996-07-19
CHILDTIME LEARNING CENTERS INC
filed 1996-09-03
CIK 1003648

                       Securities and Exchange Commission
                           Washington, D.C.    20549
                                   Form 10-Q

       (MARK ONE)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED July 19, 1996

                                       OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM                       TO
                                ---------------------    ---------------------


                        COMMISSION FILE NUMBER: 0-27656

                        CHILDTIME LEARNING CENTERS, INC.
             (Exact Name Of Registrant As Specified In Its Charter)


                   MICHIGAN                                           38-3261854
(State or other jurisdiction of incorporation)             (I.R.S. Employer Identification No.)

                      38345 West Ten Mile Road, Suite 100
                       Farmington Hills, Michigan  48335
                    (Address of principal executive offices)


                                (810) 476-3200
             (Registrant's telephone number, including area code)


        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such
filing required for the past 90 days.    Yes[X]   No [   ]

        The number of shares of Registrant's Common Stock no par value per share, outstanding at August 26, 1996 was 5,429,322.





               Total number of pages included in Form 10-Q: 14

                   Index to Exhibits is located on page 10

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY

                                     Index

                                   Form 10-Q

                  For the Quarterly Period Ended July 19, 1996


                                                                                                   Page
                                                                                                  Number
                                                                                                  ------
PART I.  FINANCIAL INFORMATION

    ITEM 1. Consolidated Financial Statements

                A. Consolidated Balance Sheet                                                       3
                    July 19, 1996 and March 29, 1996

                B. Consolidated Statement of Income                                                 4
                    Sixteen Weeks Ended July 19, 1996 and July 21, 1995

                C. Consolidated Statement of Cash Flows                                             5
                    Sixteen Weeks Ended July 19, 1996 and July 21, 1995

                D. Notes to Consolidated Financial Statements                                      6-7

    ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations  8-9



PART II. OTHER INFORMATION

    ITEM 6. Exhibits and Reports on Form 8-K                                                       10



SIGNATURES                                                                                         11

                                     PART I
                             FINANCIAL INFORMATION

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                           Consolidated Balance Sheet

                                                                             July 19,     March 29,
                                                                               1996         1996
                                                                            (Unaudited)
                                                                            -----------   ----------
ASSETS
Current assets:
  Cash and cash equivalents                                                $ 4,045,995  $ 2,313,469
  Accounts receivable, less allowance for doubtful accounts of $125,000      1,699,807    1,728,682
  Prepaid expenses and other                                                   712,406    1,174,486
  Deferred income taxes                                                        670,000      620,000
                                                                           -----------  -----------
       Total current assets                                                  7,128,208    5,836,637
                                                                           -----------  -----------

Land, buildings and equipment:
  Land                                                                      10,220,000   10,220,000
  Buildings                                                                 19,394,859   19,392,528
  Vehicles, furniture and equipment                                          6,582,833    6,251,095
  Leasehold improvements                                                     4,717,566    4,628,327
                                                                           -----------  -----------
                                                                            40,915,258   40,491,950

       Less accumulated depreciation and amortization                        7,391,205    7,049,522
                                                                           -----------  -----------
                                                                            33,524,053   33,442,428

  Land held for disposal                                                       739,600      739,600
                                                                           -----------  -----------
                                                                            34,263,653   34,182,028
                                                                           -----------  -----------

Other noncurrent assets:
  Intangible assets, net                                                     4,362,966    4,187,242
  Refundable deposits and other                                                530,892      482,257
                                                                           -----------  -----------
       Total assets                                                        $46,285,719  $44,688,164
                                                                           ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                     $   418,795  $   426,353
  Accounts payable                                                           1,169,750    1,245,018
  Accrued wages and payroll taxes                                            1,645,491    2,060,037
  Accrued vacation                                                             698,366      703,078
  Income tax payable                                                           461,000       77,864
  Other current liabilities                                                  2,125,103    1,841,610
                                                                           -----------  -----------
       Total current liabilities                                             6,518,505    6,353,960

Long-term debt                                                                 728,301      809,364
Deferred income taxes                                                        4,645,000    4,571,000
                                                                           -----------  -----------
       Total liabilities                                                    11,891,806   11,734,324
                                                                           -----------  -----------

Common stock purchase warrant                                                1,440,000    1,440,000
Commitments and contingencies                                                     -            -
                                                                           -----------  -----------

Shareholders' equity:
  Common stock, 10,000,000 shares authorized, no par value; 5,429,322
    issued and outstanding at July 19, 1996 and March 29, 1996              29,363,816   29,363,816
  Preferred stock, 1,000,000 shares authorized, no par value; no shares
    issued or outstanding                                                         -            -
  Subscriptions receivable                                                     (10,462)     (64,171)
  Retained earnings                                                          3,600,559    2,214,195
                                                                           -----------  -----------
       Total shareholder's equity                                           32,953,913   31,513,840
                                                                           -----------  -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $46,285,719  $44,688,164
                                                                           ===========  ===========


   The accompanying notes are an integral part of the consolidated financial statements.

        CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                      Consolidated Statement of Income
                                 (Unaudited)



                                                                   QUARTER-TO-DATE
                                                                  SIXTEEN WEEKS ENDED
                                                              ---------------------------
                                                              JULY 19,           JULY 21,
                                                                1996               1995
                                                              ---------          --------
Revenues                                                   $ 23,256,145       $ 19,342,974
Cost of revenues                                             19,091,526         15,557,381
                                                           ------------       ------------
      GROSS PROFIT                                            4,164,619          3,785,593


Marketing expenses                                              343,550            323,973
General and administrative expenses                           1,701,846          1,595,003
                                                           ------------       ------------
      OPERATING INCOME                                        2,119,223          1,866,617


Interest expense                                                 40,085            663,206
Amortization expense                                              2,974             18,182
Other expense (income), net                                    (186,200)          (125,548)
                                                           ------------       ------------
      INCOME BEFORE INCOME TAXES                              2,262,364          1,310,777

Income tax provision                                            876,000            509,000
                                                           ------------       ------------

      NET INCOME                                           $  1,386,364       $    801,777
                                                           ============       ============


Weighted average shares outstanding                           5,429,322          3,297,811
                                                           ============       ============
Earnings per share                                         $       0.26       $       0.23
                                                           ============       ============



The accompanying notes are an integral part of the consolidated financial statements.

        CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                    Consolidated Statement of Cash Flows
                                 (Unaudited)



                                                                               YEAR-TO-DATE
                                                                             SIXTEEN WEEKS ENDED
                                                                      -----------------------------
                                                                         JULY 19,          JULY 21,
                                                                           1996             1995
                                                                      ------------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $ 1,386,364        $ 801,777
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                       520,166          436,193
      Deferred income taxes                                                24,000          (22,000)
      Interest expense on subordinated note                               --               131,425
      Losses (gains) and provisions for losses on land,
        buildings, equipment and land held for disposal                    (2,500)          62,153
      Lease subsidy income                                                --              (123,076)
  Changes in assets and liabilities providing (consuming) cash:
      Accounts receivable                                                  28,875         (373,090)
      Prepaid expenses, refundable deposits and other assets              462,080          (74,913)
      Accounts payable, accruals and other current liabilities            172,103         (315,692)
                                                                      -----------        ---------

  Net cash provided by operating activities                             2,591,088          522,777


CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for land, buildings and equipment                         (469,443)        (300,684)
  Acquisition of intangible assets                                       (252,904)        --
  Proceeds from sales of land, buildings and equipment                      2,500          617,043
  Payments for refundable deposits and other assets                       (48,636)         (70,814)
                                                                      -----------        ---------
  Net cash provided by (used in) investing activities                    (768,483)         245,545


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                             (143,788)        (969,980)
  Issuance of shares, net of subscriptions receivable                      53,709           69,506
                                                                      -----------        ---------

  Net cash used in financing activities                                   (90,079)        (900,474)
                                                                      -----------        ---------

Net increase (decrease) in cash and cash equivalents                    1,732,526         (132,152)

Cash and cash equivalents, beginning of year                            2,313,469          240,412
                                                                      -----------        ---------

Cash and cash equivalents, end of period                              $ 4,045,995        $ 108,260
                                                                      ===========        =========



The accompanying notes are an integral part of the consolidated financial statements.

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) GENERAL

         The consolidated financial statements of Childtime Learning Centers, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments necessary to fairly state the Company's financial condition, results of operations and its cash flows, for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's annual report for the fiscal year ended March 29, 1996.

(2) PRINCIPALS OF CONSOLIDATION AND CORPORATE ORGANIZATION

         The consolidated financial statements as of July 19, 1996, July 21, 1995 and March 29, 1996 include the accounts of Childtime Learning Centers, Inc. and its wholly owned subsidiary, Childtime Childcare, Inc. (together referred to as the "Company").

         On November 2, 1995, Childtime Learning Centers, Inc. was incorporated with nominal authorized capital. Upon consummation of the merger and related exchange of shares (the "Merger") of Childtime Learning Centers, Inc. and KD Acquisition Corporation on January 26, 1996, 3,297,811 shares of Childtime Learning Centers, Inc. common stock were exchanged for 13,191,244 of issued and outstanding shares of KD Acquisition Corporation. As a result of such exchange, the shareholders of Childtime Learning Centers, Inc., immediately after the merger, owned all of its issued and outstanding shares of common stock in the same proportion as their prior ownership of shares of KD Acquisition Corporation. This transaction constituted a reorganization of companies under common control and was accounted for in a manner similar to a pooling of interests, and as a result there are no changes in the basis and accountability of assets and liabilities. This structure was chosen to change the state of incorporation while ensuring compliance with certain state licensing requirements. There were minimal differences in the financial statements before the Merger and after the Merger. All common share data included in the consolidated financial statements and notes have been retroactively adjusted to reflect the Merger.

         On July 9, 1990, KD Acquisition Corporation acquired all of the common stock of Gerber Children's Centers, Inc., a subsidiary of Gerber Products Company (the "1990 Buyout"). Gerber Children's Centers, Inc. subsequently changed its name to Childtime Childcare, Inc.

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

(3) FISCAL YEAR

         The Company utilizes a 52-53 week fiscal year (comprised of 13 four-week periods), ending on the Friday closest to March 31. For both fiscal years 1996 and 1997, the first quarter contains sixteen weeks, while each of the remaining quarters contain twelve weeks. Both fiscal years 1996 and 1997 contain 52 weeks.

(4) INCOME TAXES

         The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

(5) COMMON STOCK AND EARNINGS PER SHARE

         Historical shares authorized and outstanding during the periods presented have been adjusted to reflect the Merger. Earnings per share are calculated in accordance with Emerging Issues Task Force Abstract 88-9, "Put Warrants." Under this guidance, earnings per share is the most dilutive result of two different methods of calculation. Until the earlier of January 5, 1996 or the effectiveness of the registration statement relating to the Company's initial public offering of Common Stock, the warrant holder had the right to put the common stock purchase warrant to the Company, under terms defined in the agreement.

For the sixteen weeks ended July 19, 1996, earnings per share have been calculated by dividing net income by the weighted average common shares outstanding, including the common stock purchase warrant (201,511 shares). For the sixteen weeks ended July 21, 1995, earnings per share have been calculated by dividing net income by the weighted average common shares outstanding, assuming exercise of the common stock purchase warrant.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

GENERAL

During the first quarter (sixteen weeks) of the fiscal year ending March 28, 1997, the Company acquired four centers and opened three new centers. No centers were sold. Accordingly, as of July 19, 1996 the Company operated 181 centers. The results of centers opened, acquired or disposed of are included in the Company's financial statements from the date of opening, acquisition or disposition, as applicable. Accordingly, comparisons of year over year results could be influenced by the timing of such new openings, acquisitions or dispositions.

RESULTS OF OPERATIONS

Revenues increased from $19,343,000 for the 16 weeks ended July 21, 1995 to $23,256,000 for the fiscal 1996 period, a 20.2% increase.

Comparable center revenue growth (revenues from centers operating during all of the 16 weeks ended July 19, 1996 and July 21, 1995) was 6.4% for the 16 weeks
ended July 19, 1996.   The majority of the growth in comparable center revenues
is a result of increased tuition rates, while the balance is attributable to increased center utilization. The remaining increase in revenue was attributed to the results of a full year of revenues for centers opened or acquired in fiscal 1996 and the opening or acquisition of 7 centers during the 16 weeks ended July 19, 1996.

Gross profit increased from $3,786,000 for the 16 weeks ended July 21, 1995 to $4,165,000 for the fiscal 1997 period, a 10.0% increase.

As a percentage of revenues, gross profit decreased from 19.6% for the 16 weeks ended July 21, 1995 to 17.9% for the 16 weeks ended July 19, 1996. This decrease was due to initial start-up and operating losses incurred with respect to new build-to-suit and acquired centers aggregating $128,000 for the fiscal 1997 16-week period as compared to $39,000 for the comparable 16-week period of the prior fiscal year. Additionally, the Company continues to add leased centers, which typically have lower gross profit margins than the Company's owned centers. The comparable centers' gross profit increase, as a percentage of revenues, partially offset these decreases.

Marketing expenses increased from $324,000 for the 16 weeks ended July 21, 1995 to $344,000 for the 16 weeks ended July 19, 1996. This increase was primarily due to the additional marketing expenses associated with the opening of new centers during the fiscal 1996 and 1997 periods. However, as a percentage of revenues, marketing expenses decreased from 1.7% of revenues for the 16 weeks ended July 21, 1995 to 1.5% of revenues for the same period in fiscal year 1996.

General and administrative expenses increased from $1,595,000 for the 16 weeks ended July 21, 1995 to $1,702,000 for the 16 weeks ended July 19, 1996. As a percentage of revenues, general and administrative expenses decreased from 8.2% of revenues for the 16 weeks ended July 21, 1995 to 7.3% of revenues for the same period in fiscal year 1996, due to operating leverage provided by higher revenues.

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - CONTINUED

As a result of the foregoing changes, operating income increased from $1,867,000 for the 16 weeks ended July 21, 1995 to $2,119,000 for the 16 weeks ended July 19, 1996. The operating income increase of $252,000 represents an increase of 13.5% over the 16 weeks ended January 6, 1995.

Interest expense decreased from $663,000 for the 16 weeks ended July 21, 1995
to $40,000 for   the 16 weeks ended July 19, 1996.  This decrease is due to the retirement of approximately $17,400,000 of debt from the net proceeds of the Company's initial public offering in February, 1996.

The provision for income tax increased from $509,000 (an effective tax rate of 38.8%) for the 16 weeks ended July 21, 1995 to $876,000 (an effective tax rate of 38.7%) for the 16 weeks ended July 19, 1996.

As a result of the foregoing changes, the Company's net income increased from $802,000, or 4.1% of revenues, for the 16 weeks ended July 21, 1995, to $1,386,000, or 6.0% of revenues for the comparable fiscal 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements have been new center expansion (through development of build-to-suit centers, new leases and acquisitions), maintenance of existing centers and the scheduled repayment of debt and interest thereon incurred in connection with the 1990 Buyout. As a result of the Company's initial public offering and receipt of $19,219,000 in net proceeds, substantially all of the Company's debt has been repaid. Accordingly, the Company's primary cash requirements will be its new center expansion program and maintenance of existing centers. The Company believes that cash flow from operations, together with amounts available under a $10 million unsecured revolving line of credit facility entered into by the Company in February of 1996, will be sufficient to satisfy the Company's anticipated cash requirements on both a long-term and short-term basis. The rate of interest payable under the new agreement is, at the Company's option, based on the Floating Rate or the Eurodollar Rate (both, as defined in the agreement). Accordingly, the new line of credit will bear annual interest at approximately the prime rate.

Net cash provided by operations increased from $523,000 during the 16 week period ended July 21, 1995, to $2,591,000 during the 16 weeks ended July
19, 1996. During the 16 weeks ended July 19, 1996, cash provided by operations was principally used to add 7 centers, make capital improvements to existing centers and add approximately $1,733,000 to existing cash balances. Throughout the 16 weeks ended July 19, 1996, the Company did not utilize its unsecured revolving line of credit.

                                    PART II
                    INDEX TO EXHIBITS AND OTHER INFORMATION

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY


Item 6 Exhibits and Reports on Form 8-K

  (a) Computation of Earnings Per Share

  (b) Financial Data Schedule

  (c) Reports on Form 8-K: None

                                   SIGNATURES

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                       CHILDTIME LEARNING CENTERS, INC.
                       (REGISTRANT)





                       /s/ Michael M. Yeager                             8/30/96
                       --------------------------------------------------
                       Michael M. Yeager
                       Chief Financial Officer and Secretary-Treasurer
                       (Duly Authorized Officer and Principal Financial
                       Officer)

                                EXHIBIT INDEX



Exhibit Number                 Description
- --------------                 -----------
     11                      Computation of Earnings Per Share
     27                      Financial Data Schedule
