Form 10-Q
period 1996-10-11
CHILDTIME LEARNING CENTERS INC
filed 1996-11-20
CIK 1003648

                       SECURITIES AND EXCHANGE COMMISSION
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                   FORM 10-Q

       (MARK ONE)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 11, 1996

                                       OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM _____________________ TO _____________________



                        COMMISSION FILE NUMBER: 0-27656

                        CHILDTIME LEARNING CENTERS, INC.
             (Exact Name Of Registrant As Specified In Its Charter)


            MICHIGAN                                   38-3261854
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
     incorporation)

                      38345 West Ten Mile Road, Suite 100
                       Farmington Hills, Michigan  48335
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

        The number of shares of Registrant's Common Stock no par value per share, outstanding at November 11, 1996 was 5,429,322.





                Total number of pages included in Form 10-Q: 14

                    Index to Exhibits is located on page 11

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY

                                     Index

                                   FORM 10-Q

                For the Quarterly Period Ended October 11, 1996


                                                                                             Page
                                                                                            Number
                                                                                            ------
PART I. FINANCIAL INFORMATION

    ITEM 1.  Consolidated Financial Statements

                A. Consolidated Balance Sheet                                                 3
                    October 11, 1996 and March 29, 1996

                B. Consolidated Statement of Income                                           4
                    Twelve Weeks Ended October 11, 1996 and October 13, 1995
                    Twenty-Eight Weeks Ended October 11, 1996 and October 13, 1995

                C. Consolidated Statement of Cash Flows                                       5
                    Twenty-Eight Weeks Ended October 11, 1996 and October 13, 1995

                D. Notes to Consolidated Financial Statements                               6-7

    ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                8-10


PART II. OTHER INFORMATION

    ITEM 6.  Exhibits and Reports on Form 8-K                                                11

SIGNATURES                                                                                   12

                                     PART I
                             FINANCIAL INFORMATION

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                              OCTOBER 11,         MARCH 29,
                                                                                 1996              1996
                                                                              (UNAUDITED)
                                                                            --------------     -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                 $  3,186,462       $  2,313,469
  Accounts receivable, less allowance for doubtful accounts of $125,000        2,294,825          1,728,682
  Prepaid expenses and other                                                   1,244,273          1,174,486
  Deferred income taxes                                                          725,000            620,000
                                                                            ------------       ------------
       Total current assets                                                    7,450,560          5,836,637
                                                                            ------------       ------------

Land, buildings and equipment:
  Land                                                                        10,220,000         10,220,000
  Buildings                                                                   19,431,382         19,392,528
  Vehicles, furniture and equipment                                            6,947,586          6,251,095
  Leasehold improvements                                                       4,885,813          4,628,327
                                                                            ------------       ------------
                                                                              41,484,781         40,491,950

       Less accumulated depreciation and amortization                          7,660,678          7,049,522
                                                                            ------------       ------------
                                                                              33,824,103         33,442,428

  Land held for disposal                                                         744,450            739,600
                                                                            ------------       ------------
                                                                              34,568,553         34,182,028
                                                                            ------------       ------------
Other noncurrent assets:
  Intangible assets, net                                                       4,813,751          4,187,242
  Refundable deposits and other                                                  554,602            482,257
                                                                            ------------       ------------
       TOTAL ASSETS                                                         $ 47,387,466       $ 44,688,164
                                                                            ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                      $    474,224       $    426,353
  Accounts payable                                                             1,259,683          1,245,018
  Accrued wages and payroll taxes                                              1,642,964          2,060,037
  Accrued vacation                                                               684,787            703,078
  Income tax payable                                                             248,045             77,864
  Other current liabilities                                                    2,438,771          1,841,610
                                                                            ------------       ------------
       Total current liabilities                                               6,748,474          6,353,960

Long-term debt                                                                   832,560            809,364
Deferred income taxes                                                          4,695,000          4,571,000
                                                                            ------------       ------------
       Total liabilities                                                      12,276,034         11,734,324
                                                                            ------------       ------------

Common stock purchase warrant                                                  1,440,000          1,440,000
Commitments and contingencies                                                     ---                ---
                                                                            ------------       ------------
Shareholders' equity:
  Common stock, 10,000,000 shares authorized, no par value; 5,429,322
    issued and outstanding at October 11, 1996 and March 29, 1996             29,365,463         29,363,816
  Preferred stock, 1,000,000 shares authorized, no par value; no shares
    issued or outstanding                                                         ---                ---
  Subscriptions receivable                                                        (8,999)           (64,171)
  Retained earnings                                                            4,314,968          2,214,195
                                                                            ------------       ------------
       Total shareholders' equity                                             33,671,432         31,513,840
                                                                            ------------       ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 47,387,466       $ 44,688,164
                                                                            ============       ============


   The accompanying notes are an integral part of the consolidated financial statements.

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)



                                                  QUARTER-TO-DATE                   YEAR-TO-DATE
                                                TWELVE WEEKS ENDED             TWENTY-EIGHT WEEKS ENDED
                                            ----------------------------     -----------------------------
                                            OCTOBER 11,     OCTOBER 13,      OCTOBER 11,      OCTOBER 13,
                                               1996            1995             1996             1995
                                            -----------   --------------     ------------    -------------
Revenues                                  $ 17,458,453     $ 14,606,958     $ 40,714,598     $ 33,949,932
Cost of revenues                            14,962,488       12,187,293       34,054,014       27,744,674
                                          ------------     ------------     ------------     ------------
      GROSS PROFIT                           2,495,965        2,419,665        6,660,584        6,205,258


Marketing expenses                             260,219          243,034          603,769          567,007
General and administrative expenses          1,175,120        1,193,593        2,876,966        2,788,596
Revaluation of land held for disposal           --              611,568           --              611,568
                                          ------------     ------------     ------------     ------------
      OPERATING INCOME                       1,060,626          371,470        3,179,849        2,238,087


Interest expense                                32,562          478,334           72,647        1,141,540
Amortization expense                             2,231           13,636            5,205           31,818
Other expense (income), net                   (143,576)         (70,376)        (329,776)        (195,924)
                                          ------------     ------------     ------------     ------------
      INCOME (LOSS) BEFORE INCOME TAXES      1,169,409          (50,124)       3,431,773        1,260,653


Income tax provision (benefit)                 455,000          (49,000)       1,331,000          460,000
                                          ------------     ------------     ------------     ------------

      NET INCOME (LOSS)                   $    714,409     $     (1,124)    $  2,100,773     $    800,653
                                          ============     ============     ============     ============





Weighted average shares outstanding          5,429,322        3,499,322        5,429,322        3,499,322
                                          ============     ============     ============     ============
Earnings per share                        $       0.13     $     --         $       0.39     $       0.23
                                          ============     ============     ============     ============


  The accompanying notes are an integral part of the consolidated financial statements.
                                                                               4

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                            YEAR-TO-DATE
                                                                      TWENTY-EIGHT WEEKS ENDED
                                                                    -----------------------------
                                                                    OCTOBER 11,       OCTOBER 13,
                                                                       1996              1995
                                                                    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $  2,100,773      $    800,653
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                    913,079           773,967
      Deferred income taxes                                             19,000          (143,000)
      Interest expense on subordinated note                             --               235,994
      Losses (gains) and provisions for losses on land,
        buildings, equipment and land held for disposal                (11,791)          594,780
      Lease subsidy income                                              --              (200,000)
  Changes in assets and liabilities providing (consuming) cash:
      Accounts receivable                                             (566,143)           91,812
      Prepaid expenses, refundable deposits and other assets           (69,786)         (843,025)
      Accounts payable, accruals and other current liabilities         346,647          (229,908)
                                                                  ------------      ------------

  Net cash provided by operating activities                          2,731,779         1,081,273

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for land, buildings and equipment                    (1,062,547)       (1,300,916)
  Acquisition of intangible assets                                    (533,576)         (253,077)
  Proceeds from sales of land, buildings and equipment                   9,150           620,214
  Payments for refundable deposits and other assets                    (72,346)           --
                                                                  ------------      ------------
  Net cash provided by (used in) investing activities               (1,659,319)         (933,779)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Receipts from revolving line of credit, net                           --             1,846,742
  Payments on long-term debt                                          (256,287)       (1,913,836)
  Issuance of shares, net of subscriptions receivable                   56,820            69,506
                                                                  ------------      ------------
  Net cash provided by (used in) financing activities                 (199,467)            2,412
                                                                  ------------      ------------

Net increase (decrease) in cash and cash equivalents                   872,993           149,906

Cash and cash equivalents, beginning of year                         2,313,469           240,412
                                                                  ------------      ------------

Cash and cash equivalents, end of period                          $  3,186,462      $    390,318
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

     Certain prior year amounts have been reclassified to conform with the current year presentation.

(2) PRINCIPALS OF CONSOLIDATION AND CORPORATE ORGANIZATION

     The consolidated financial statements as of October 11, 1996, October 13, 1995 and March 29, 1996 include the accounts of Childtime Learning Centers, Inc. and its wholly owned subsidiary, Childtime Childcare, Inc. (together referred to as the "Company").

     On November 2, 1995, Childtime Learning Centers, Inc. was incorporated with nominal authorized capital. Upon consummation of the merger and related exchange of shares (the "Merger") of Childtime Learning Centers, Inc. and KD Acquisition Corporation on January 26, 1996, 3,297,811 shares of Childtime Learning Centers, Inc. common stock were exchanged for 13,191,244 of issued and outstanding shares of KD Acquisition Corporation. As a result of such exchange, the shareholders of Childtime Learning Centers, Inc., immediately after the merger, owned all of its issued and outstanding shares of common stock in the same proportion as their prior ownership of shares of KD Acquisition Corporation. This transaction constituted a reorganization of companies under common control and was accounted for in a manner similar to a pooling of interests, and as a result there were no changes in the basis and accountability of assets and liabilities. This structure was chosen to change the state of incorporation while ensuring compliance with certain state licensing requirements. There were minimal differences in the financial statements before the Merger and after the Merger. All common share data included in the consolidated financial statements and notes have been retroactively adjusted to reflect the Merger.

(3) FISCAL YEAR

     The Company utilizes a 52-53 week fiscal year (comprised of 13 four-week periods), ending on the Friday closest to March 31. For both fiscal years 1996 and 1997, the first quarter

               CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY contains sixteen weeks, while each of the remaining quarters contains twelve weeks. Both fiscal years 1996 and 1997 contain 52 weeks.

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

(5) COMMON STOCK AND EARNINGS PER SHARE

For the twelve weeks and twenty-eight weeks ended October 11, 1996, earnings per share have been calculated by dividing net income by the weighted average common shares outstanding, including the common stock purchase warrant (201,511 shares).

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

GENERAL

During the first two quarters (twenty-eight weeks) of the fiscal year ending March 28, 1997, the Company acquired 13 centers and opened 4 new centers. No centers were sold. Accordingly, as of October 11, 1996, the Company operated 191 centers. The results of centers opened, acquired or disposed of are included in the Company's financial statements from the date of opening, acquisition or disposition, as applicable. Accordingly, comparisons of year over year results could be influenced by the timing of such new openings, acquisitions or dispositions.

RESULTS OF OPERATIONS

For the 12 weeks ended October 11, 1996, revenues increased to $17,458,000 from $14,607,000 for the 12 weeks ended October 13, 1995, a 19.5% increase. This increase was principally attributable to increased revenues from centers opened or acquired in fiscal 1996 ($1,572,000, or 10.8%) and centers opened or acquired in fiscal 1997 ($741,000, or 5.1%). For the 28 weeks ended October 11, 1996, revenues increased to $40,715,000 from $33,950,000 for the 28 weeks ended October 13, 1995, a 19.9% increase. This increase was principally attributable to increased revenues from centers opened or acquired in fiscal 1996 ($4,094,000, or 12.1%) and centers opened or acquired in fiscal 1997 ($985,000, or 2.9%). The remaining increase for both the 12 weeks and 28 weeks ended October 11, 1996, was attributable to comparable center growth and to a lesser extent, management contracts and closed centers.

Comparable center revenues (centers operating during all of the 28 weeks ended October 11, 1996 and October 13, 1995) increased 4.0% for the 12 weeks ended October 11, 1996, and 5.3% for the 28 weeks then ended. For the 12 weeks ended October 11, 1996, the growth in comparable center revenues was a result of increased tuition rates, partially offset by a decrease in center utilization due to softer then expected fall enrollment in certain regional markets. For the 28 weeks ended October 11, 1996, the majority of the growth in comparable center revenues was a result of increased tuition rates, while the balance was attributable to increased center utilization.

Gross profit increased from $2,420,000 for the 12 weeks ended October 13, 1995, to $2,496,000 for the 12 weeks ended October 11, 1996, a 3.2% increase, and from $6,205,000 for the 28 weeks ended October 13, 1995, to $6,661,000 for the 28 weeks ended October 11, 1996, a 7.3% increase.

As a percentage of revenues, gross profit decreased from 16.6% for the 12 weeks ended October 13, 1995, to 14.3% for the 12 weeks ended October 11, 1996, and from 18.3% for the 28 weeks ended October 13, 1995, to 16.4% for the 28 weeks ended October 11, 1996. For both the 12 weeks and 28 weeks ended October 11, 1996, this decrease was principally due to the addition of leased centers, which typically have lower gross profit margins than the Company's owned centers, as well as softer then expected fall enrollment in certain regional markets. Additionally, for the 28 weeks ended October 11, 1996, this decrease was due to initial start-up and operating losses incurred with respect to new build-to-suit and acquired centers aggregating $467,000 for the 28 weeks ended October 11, 1996, as compared to $317,000 for the 28 week period ended

Management's Discussion and Analysis of
Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - CONTINUED

October 13, 1995.

Marketing expenses increased from $243,000 for the 12 weeks ended October 13, 1995, to $260,000 for the 12 weeks ended October 11, 1996, and from $567,000 for the 28 weeks ended October 13, 1995, to $604,000 for the 28 weeks ended October 11, 1996. These increases were primarily due to the additional marketing expenses associated with the opening of new centers during the fiscal 1996 and 1997 periods. However, as a percentage of revenues, marketing expenses decreased for both the 12 weeks and 28 weeks ended October 11, 1996, from 1.7% of revenues to 1.5% of revenues, respectively.

General and administrative expenses decreased from $1,194,000 for the 12 weeks ended October 13, 1995, to $1,175,000 for the 12 weeks ended October 11, 1996, and increased from $2,789,000 for the 28 weeks ended October 13, 1995, to $2,877,000 for the 28 weeks ended October 11, 1996. As a percentage of revenues, general and administrative expenses decreased from 8.2% of revenues for the 12 weeks ended October 13, 1995, to 6.7% of revenues for the 12 weeks ended October 11, 1996, and from 8.2% of revenues for the 28 weeks ended October 13, 1995, to 7.1% of revenues for the 28 weeks ended October 11, 1996, due to operating leverage provided by higher revenues.

Revaluation of land held for disposal represents the $612,000 charge required in the fiscal 1996 periods to reduce the carrying value of the land held for disposal to its estimated net realizable value.

As a result of the foregoing changes, operating income increased from $371,000 for the 12 weeks ended October 13, 1995, to $1,061,000 for the 12 weeks ended October 11, 1996, and from $2,238,000 for the 28 weeks ended October 13, 1995, to $3,180,000 for the 28 weeks ended October 11, 1996. For the 12 weeks ended October 11, 1996, the operating income increase of $690,000 represents an increase of 185.5% over the 12 weeks ended October 13, 1995. For the 28 weeks ended October 11, 1996, the operating income increase of $942,000 represents an increase of 42.1% over the 28 weeks ended October 13, 1995.

Interest expense decreased from $478,000 for the 12 weeks ended October 13, 1995, to $33,000 for the period ended October 11, 1996, and from $1,142,000 for the 28 weeks ended October 13, 1995, to $73,000 for the 28 weeks ended October 11, 1996. These decreases were due to the retirement of approximately $17,400,000 of debt from the net proceeds of the Company's initial public offering in February, 1996.

The provision for income tax increased from a $49,000 tax benefit for the 12 weeks ended October 13, 1995, (due to a $245,000 tax benefit regarding the $612,000 charge required in fiscal 1996 for the revaluation of land held for disposal), to $455,000 for the 12 weeks ended October 11, 1996, and from $460,000 (an effective tax rate of 36.5%) for the 28 weeks ended October 13, 1995, to $1,331,000 (an effective tax rate of 38.8%) for the 28 weeks ended October 11, 1996.

Management's Discussion and Analysis of
Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - CONTINUED

As a result of the foregoing changes, net income increased from a net loss of $1,000 for the 12 weeks ended October 13, 1995, to net income of $714,000 for the 12 weeks ended October 11, 1996. For the 28 weeks ended October 13, 1995, net income was $801,000, or 2.4% of revenues. For the 28 weeks ended October 11, 1996, net income increased to $2,101,000, or 5.2% of revenues.

ANTICIPATED INTERNAL REVENUE SERVICE AUDIT SETTLEMENT

As previously disclosed, the Internal Revenue Service ("IRS") has challenged the deductibility of certain costs incurred by KD Acquisition Corporation in connection with its acquisition of the Company and had issued a Statutory
Notice of Deficiency for the tax years 1991 - 1994. Accordingly, the Company did not recognize for financial statement purposes the income tax benefit of approximately $900,000 associated with these deductions. Management anticipates that a settlement will be reached in the third quarter of fiscal 1997, and that the quarterly results may include a credit in the income tax provision of up to $700,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements have been new center expansion (through development of build-to-suit centers, new leases and acquisitions), maintenance of existing centers and the scheduled repayment of debt and interest thereon incurred in connection with the 1990 Buyout. As a result of the Company's initial public offering and receipt of $19,219,000 in net proceeds, substantially all of the Company's debt has been repaid. Accordingly, the Company's primary cash requirements will be its new center expansion program and maintenance of existing centers. The Company believes that cash flow from operations, together with amounts available under a $10 million unsecured revolving line of credit facility entered into by the Company in February of 1996, will be sufficient to satisfy the Company's anticipated cash requirements on both a long- term and short-term basis. The rate of interest payable under the new agreement is, at the Company's option, based on the Floating Rate or the Eurodollar Rate (both, as defined in the agreement). Accordingly, the new line of credit will bear annual interest at approximately the prime rate.

Net cash provided by operations increased from $1,081,000 during the 28 week period ended October 13, 1995, to $2,732,000 during the 28 weeks ended October 11, 1996. During the 28 weeks ended October 11, 1996, cash provided by operations was principally used to add 17 centers, make capital improvements to existing centers and add approximately $873,000 to existing cash balances. Throughout the 28 weeks ended October 11, 1996, the Company did not utilize its unsecured revolving line of credit.

                                    PART II
                    INDEX TO EXHIBITS AND OTHER INFORMATION

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY


Item 6    Exhibits and Reports on Form 8-K

  (a) Financial Data Schedule (For SEC use only)

  (b) Reports on Form 8-K: None

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




                                 CHILDTIME LEARNING CENTERS, INC.
                                 (REGISTRANT)




                                 /S/ Michael M. Yeager                11/20/96
                                 -------------------------------------
                                 Michael M. Yeager
                                 Chief Financial Officer and Secretary-Treasurer (Duly Authorized Officer and Principal Financial Officer)

                                 EXHIBIT INDEX

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY



 Exhibit
 Number                    Description
 -------                   -----------
   27             Financial Data Schedule (For SEC use only)
