Form 10-Q
period 1997-01-03
CHILDTIME LEARNING CENTERS INC
filed 1997-02-11
CIK 1003648

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.    20549
                                   FORM 10-Q

         (MARK ONE)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 3, 1997

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

        The number of shares of Registrant's Common Stock no par value per share, outstanding at February 3, 1997 was 5,429,322.





                Total number of pages included in Form 10-Q: 15

                   Index to Exhibits is located on page 12

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY

                                     Index

                                   FORM 10-Q

                 For the Quarterly Period Ended January 3, 1997


                                                                                                                  Page
                                                                                                                  Number
PART I.  FINANCIAL INFORMATION                                                                                    ------

    ITEM 1.   Consolidated Financial Statements

                  A. Consolidated Balance Sheet                                                                    3
                       January 3, 1997 and March 29, 1996

                  B. Consolidated Statement of Income                                                              4
                       Twelve Weeks Ended January 3, 1997 and January 5, 1996
                       Forty Weeks Ended January 3, 1997 and January 5, 1996

                  C. Consolidated Statement of Cash Flows                                                          5
                       Forty Weeks Ended January 3, 1997 and January 5, 1996

                  D. Notes to Consolidated Financial Statements                                                   6-7

    ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations               8-11



PART II. OTHER INFORMATION

    ITEM 6.   Exhibits and Reports on Form 8-K                                                                     12



SIGNATURES                                                                                                         13



                                     PART I
                             FINANCIAL INFORMATION

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                                              JANUARY 3,          MARCH 29,
                                                                                                1997               1996
                                                                                              (Unaudited)
                                                                                           ---------------    ---------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                $     1,281,694    $     2,313,469
  Accounts receivable, less allowance for doubtful accounts of $155,000                          2,754,421          1,728,682
  and $125,000, respectively
  Prepaid expenses and other                                                                     1,177,121          1,174,486
  Deferred income taxes                                                                            772,000            620,000
                                                                                           ---------------    ---------------
       TOTAL CURRENT ASSETS                                                                      5,985,236          5,836,637
                                                                                           ---------------    ---------------

Land, buildings and equipment:
  Land                                                                                          10,220,000         10,220,000
  Buildings                                                                                     19,473,826         19,392,528
  Vehicles, furniture and equipment                                                              7,199,973          6,251,095
  Leasehold improvements                                                                         5,205,484          4,628,327
                                                                                           ---------------    ---------------
                                                                                                42,099,283         40,491,950

       Less accumulated depreciation and amortization                                            7,983,473          7,049,522
                                                                                           ---------------    ---------------
                                                                                                34,115,810         33,442,428

  Land held for disposal                                                                           744,450            739,600
                                                                                           ---------------    ---------------
                                                                                                34,860,260         34,182,028
                                                                                           ---------------    ---------------

Other noncurrent assets:
  Intangible assets, net                                                                         6,470,610          4,187,242
  Refundable deposits and other                                                                    552,925            482,257
                                                                                           ---------------    ---------------
       TOTAL ASSETS                                                                        $    47,869,031    $    44,688,164
                                                                                           ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                                     $       648,727    $       426,353
  Accounts payable                                                                                 843,895          1,245,018
  Accrued wages and payroll taxes                                                                1,529,778          2,060,037
  Accrued vacation                                                                                 682,063            703,078
  Other current liabilities                                                                      2,545,126          1,919,474
                                                                                           ---------------    ---------------
       Total current liabilities                                                                 6,249,589          6,353,960

Long-term debt                                                                                   1,337,188            809,364
Deferred income taxes                                                                            3,938,000          4,571,000
                                                                                           ---------------    ---------------
       Total liabilities                                                                        11,524,777         11,734,324
                                                                                           ---------------    ---------------

Common stock purchase warrant                                                                    1,440,000          1,440,000
Commitments and contingencies                                                                        ---                ---
                                                                                           ---------------    ---------------

Shareholders' equity:
  Common stock, 10,000,000 shares authorized, no par value; 5,429,322
    issued and outstanding at January 3, 1997 and March 29, 1996                                29,363,816         29,363,816
  Preferred stock, 1,000,000 shares authorized, no par value; no shares
    issued or outstanding                                                                            ---                ---
  Subscriptions receivable                                                                          (2,777)           (64,171)
  Retained earnings                                                                              5,543,215          2,214,195
                                                                                           ---------------    ---------------
       Total shareholders' equity                                                               34,904,254         31,513,840
                                                                                           ---------------    ---------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $    47,869,031    $    44,688,164
                                                                                           ===============    ===============



  The accompanying notes are an integral part of the consolidated financial statements.

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                        Consolidated Statement of Income
                                  (Unaudited)



                                                     QUARTER-TO-DATE               YEAR-TO-DATE
                                                    TWELVE WEEKS ENDED           FORTY WEEKS ENDED
                                                 --------------------------  --------------------------
                                                   JANUARY 3,   JANUARY 5,     JANUARY 3,   JANUARY 5,
                                                      1997         1996          1997         1996
                                                 ------------  ------------  ------------  ------------
Revenues                                         $ 17,621,999  $ 15,051,822  $ 58,336,597  $ 49,001,754
Cost of revenues                                   15,185,726    12,436,491    49,239,740    40,181,165
                                                 ------------  ------------  ------------  ------------
      GROSS PROFIT                                  2,436,273     2,615,331     9,096,857     8,820,589


Marketing expenses                                    285,193       243,388       888,962       810,395
General and administrative expenses                 1,220,104     1,264,938     4,097,070     4,053,534
Revaluation of land held for disposal                  --            --            --           611,568
                                                 ------------  ------------  ------------  ------------
      OPERATING INCOME                                930,976     1,107,005     4,110,825     3,345,092


Interest expense                                       35,281       449,671       107,928     1,591,211
Amortization expense                                    2,231        13,637         7,436        45,455
Other expense (income), net                          (132,783)     (118,687)     (462,559)     (314,611)
                                                 ------------  ------------  ------------  ------------
      INCOME BEFORE INCOME TAXES                    1,026,247       762,384     4,458,020     2,023,037


Income tax provision (benefit)                       (202,000)      313,000     1,129,000       773,000
                                                 ------------  ------------  ------------  ------------


      NET INCOME                                 $  1,228,247  $    449,384  $  3,329,020  $  1,250,037
                                                 ============  ============  ============  ============



Weighted average shares outstanding                 5,429,322     3,499,322     5,429,322     3,499,322
                                                 ============  ============  ============  ============

Earnings per share                               $       0.23  $       0.13  $       0.61  $       0.36
                                                 ============  ============  ============  ============




  The accompanying notes are an integral part of the consolidated financial statements.
                                                                               4

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                      Consolidated Statement of Cash Flows
                                  (Unaudited)



                                                                                                 YEAR-TO-DATE
                                                                                               FORTY WEEKS ENDED
                                                                                       --------------------------------
                                                                                         JANUARY 3,         JANUARY 5,
                                                                                             1997              1996
                                                                                       --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                         $    3,329,020    $   1,250,037
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                                       1,385,810        1,123,498
        Deferred income taxes                                                                (785,000)        (141,000)
        Interest expense on subordinated note                                                     --           337,083
        Losses (gains) and provisions for losses on land,
           buildings, equipment and land held for disposal                                     (1,927)         581,261
        Lease subsidy income                                                                      --          (300,000)
    Changes in assets and liabilities providing (consuming) cash:
        Accounts receivable                                                                (1,025,739)         (47,775)
        Prepaid expenses, refundable deposits and other assets                                (73,303)      (1,083,540)
        Accounts payable, accruals and other current liabilities                             (326,745)         575,361
                                                                                       --------------    -------------

    Net cash provided by operating activities                                               2,502,116        2,294,925


CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for land, buildings and equipment                                         (1,688,597)      (1,774,782)
    Acquisition of intangible assets                                                       (1,557,118)        (467,779)
    Proceeds from sales of land, buildings and equipment                                       11,800          914,331
                                                                                       --------------    -------------

    Net cash provided by (used in) investing activities                                    (3,233,915)      (1,328,230)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Receipts from revolving line of credit, net                                                 --           2,194,532
    Payments on long-term debt                                                               (361,370)      (2,542,459)
    Issuance of shares, net of subscriptions receivable                                        61,394           69,506
                                                                                       --------------    -------------

    Net cash provided by (used in) financing activities                                      (299,976)        (278,421)
                                                                                       --------------    -------------


Net increase (decrease) in cash and cash equivalents                                       (1,031,775)         688,274


Cash and cash equivalents, beginning of year                                                2,313,469          240,412
                                                                                       --------------    -------------


Cash and cash equivalents, end of period                                               $    1,281,694    $     928,686
                                                                                       ==============    =============






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

(2) PRINCIPALS OF CONSOLIDATION AND CORPORATE ORGANIZATION

     The consolidated financial statements as of January 3, 1997, January 5, 1996 and March 29, 1996 include the accounts of Childtime Learning Centers, Inc. and its wholly owned subsidiary, Childtime Childcare, Inc. (together referred to as the "Company").

(3) FISCAL YEAR

     The Company utilizes a 52-53 week fiscal year (comprised of 13 four-week periods), ending on the Friday closest to March 31. For both fiscal years 1996 and 1997, the first quarter contains sixteen weeks, while each of the remaining quarters contains twelve weeks. Both fiscal years 1996 and 1997 contain 52 weeks.

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

     As previously disclosed, the Internal Revenue Service ("I.R.S.") had challenged the deductibility of certain costs incurred by KD
Acquisition Corporation in connection with its acquisition of the Company and had issued a Statutory Notice of Deficiency for the tax years

               CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

1991 - 1994. Accordingly the Company had not recognized for financial statement purposes the income tax benefit of approximately $900,000 associated with these deductions.

     Recently, legislation was enacted by Congress which clarified certain provisions of the Internal Revenue Code related to the deductibility of such expenses. As a result of the enacted legislation, the Company and the IRS have now reached an agreement which resulted in a settlement at an amount substantially below that originally claimed. Accordingly the accompanying consolidated statement of income includes a $600,000 credit in the income tax provision to reflect the settlement of this issue with the IRS.

(5) COMMON STOCK AND EARNINGS PER SHARE

     For the twelve weeks and forty weeks ended January 5, 1996, earnings per share have been calculated by dividing net income by the weighted average common shares outstanding, including the common stock purchase warrant (201,511 shares).

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

GENERAL

     During the first three quarters (forty weeks) of the fiscal year ending March 28, 1997, the Company acquired 21 centers and opened 6 centers. No centers were sold or closed. Accordingly, as of January 3, 1997, the Company operated 201 centers. The results of centers opened, acquired or disposed of are included in the Company's financial statements from the date of opening, acquisition or disposition, as applicable. Accordingly, comparisons of year over year results could be influenced by the timing of such new openings, acquisitions or dispositions.

     The Company utilizes a 52-53 week fiscal year (comprised of 13 four-week periods), ending on the Friday closest to March 31. The first quarter contains sixteen weeks, while each of the remaining quarters contain twelve weeks. Both fiscal years 1996 and 1997 contain 52 weeks. The information presented herein refers to the twelve weeks and the forty weeks ended January 3, 1997 ("third quarter 1997" and "year-to-date 1997", respectively) compared to the twelve weeks and the forty weeks ended January 5, 1996 ("third quarter 1996" and "year-to-date 1996", respectively).

RESULTS OF OPERATIONS

     Third quarter 1997 revenues increased to $17,622,000 from $15,052,000 for the third quarter 1996, a 17.1% increase. This increase was principally attributable to increased revenues from centers opened or acquired in fiscal 1996 ($1,177,000, or 7.8%) and centers opened or acquired in fiscal 1997 ($1,621,000, or 10.8%). Year-to-date 1997 revenues increased to $58,337,000 from $49,002,000 for the year-to-date 1996 revenues, a 19.0% increase. This increase was principally attributable to increased revenues from centers opened or acquired in fiscal 1996 ($5,271,000, or 10.8%) and centers opened or acquired in fiscal 1997 ($2,607,000, or 5.3%). The remaining change for both the third quarter 1997 and year-to-date 1997 was attributable to comparable centers and to a lesser extent, management contracts and closed centers.

     Comparable center revenues (centers operating during all of year-to-date 1997 and year-to-date 1996) decreased 1.6% ($233,000) for the third quarter 1997. Year-to-date 1997 comparable center revenues increased 3.1% ($1,533,000). The third quarter 1997 decrease was a result of a decrease in center utilization due to softer then expected fall enrollment in certain regional markets, partially offset by increased tuition rates. For year-to-date 1997, the majority of the growth in comparable center revenues was a result of increased tuition rates, while the balance was attributable to increased center utilization, not withstanding the impact of softer than expected fall enrollment, as described above.

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - CONTINUED

     Third quarter 1997 gross profit decreased to $2,436,000 (13.8% of revenues) from $2,615,000 (17.4% of revenues) for the third quarter 1996, a 6.9% decrease. This decrease was principally attributable to a decline in comparable center gross profit, as explained further below ($395,000); the gross operating loss from centers opened or acquired in fiscal 1997 ($146,000); partially offset by the increased gross profit from centers opened or acquired in fiscal 1996 ($356,000). Year-to-date 1997 gross profit increased to $9,097,000 (15.6% of revenues) from $8,821,000 (18.0% of revenues) for the year-to-date 1996, a 3.1% increase. The increase in gross profit was principally attributable to increased gross profit from centers opened or acquired in fiscal 1996 ($711,000); comparable center growth ($166,000); partially offset by the gross operating loss from centers opened or acquired in fiscal 1997 ($613,000); and to a lesser extent management contract growth and closed centers. The decrease in year-to-date 1997 gross profit as a percentage of revenues from year-to-date 1996 reflects the impact of softer than expected fall enrollments in the third quarter 1997.

     Comparable center gross profit (centers operating during all of year-to-date 1997 and year-to-date 1996) decreased 9.1% for the third quarter 1997. Year-to-date 1997 comparable center gross profit increased 1.8%. The third quarter 1997 decrease was a result of a decrease in center utilization due to softer then expected fall enrollment in certain regional markets, partially offset by increased tuition rates. For year-to-date 1997, the growth in comparable center gross profit was a result of increased tuition rates, while the balance was attributable to increased center utilization, not withstanding the impact of softer than expected fall enrollment, as described above.

     Marketing expenses increased to $285,000 for the third quarter 1997 from $243,000 for the third quarter 1996, and to $889,000 for year-to-date 1997 from $810,000 for year-to-date 1996. These increases were primarily due to the additional marketing expenses associated with the opening of centers during the fiscal 1996 and 1997 periods. However, as a percentage of revenues, marketing expenses remained constant at 1.6% for the respective third quarters and decreased for year-to-date 1997 to 1.5% of revenues from 1.7% of revenues for year-to-date 1996.

     General and administrative expenses decreased to $1,220,000 for the third quarter 1997 from $1,265,000 for the third quarter 1996. General and administrative expenses increased to $4,097,000 for year-to-date 1997 from $4,054,000 for year-to-date 1996. As a percentage of revenues, general and administrative expenses decreased to 6.9% of revenues for the third quarter 1997 from 8.4% of revenues for the third quarter 1996, and to 7.0% of revenues for year-to-date 1997 from 8.3% of revenues for year-to-date 1996, in each case due to operating leverage provided by higher revenues.

     Revaluation of land held for disposal represents the $612,000 charge required in the year-to-date 1996 period to reduce the carrying value of the land held for disposal to its estimated net realizable value.

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - CONTINUED

     As a result of the foregoing changes, operating income decreased to $931,000 for the third quarter 1997 from $1,107,000 for the third quarter 1996. Operating income increased to $4,111,000 for year-to-date 1997 from $3,345,000 for year-to-date 1996. For the third quarter 1997, the operating income decrease of $176,000 represents a decrease of 15.9% below the third quarter 1996. The year-to-date operating income increase of $766,000 represents an increase of 22.9% over year-to-date 1996.

     Interest expense decreased to $35,000 for the third quarter 1997 from $450,000 for the third quarter 1996, and to $108,000 for year-to-date 1997 from
$1,591,000 for year-to-date 1996.   These decreases were due to the retirement
of approximately $17,400,000 of debt from the net proceeds of the Company's initial public offering in February, 1996.

     The provision for income taxes for the third quarter 1997 reflects a tax benefit of $202,000 (due to the settlement with the IRS - see "Internal Revenue Service Audit Settlement" below), as compared to a $313,000 tax provision for the third quarter 1996. The provision for income taxes for year-to-date 1997 increased to $1,129,000 (an effective tax rate of 25.3%) from $773,000 (an effective tax rate of 38.2%) for year-to-date 1996, reflecting increased income before income taxes as reduced by the aforementioned IRS settlement.

     As a result of the foregoing changes, net income increased to $1,228,000, or 7.0% of revenues for the third quarter 1997 from $449,000, or 3.0% of revenues for the third quarter 1996. For year-to-date 1997, net income increased to $3,329,000, or 5.7% of revenues. For year-to-date 1996, net income was $1,250,000, or 2.6% of revenues.

INTERNAL REVENUE SERVICE AUDIT SETTLEMENT

     As previously disclosed, the Internal Revenue Service ("IRS") had challenged the deductibility of certain costs incurred by KD Acquisition Corporation in connection with its acquisition of the Company and had issued a Statutory Notice of Deficiency for the tax years 1991 - 1994. Accordingly the Company had not recognized for financial statement purposes the income tax benefit of approximately $900,000 associated with these deductions.

     Recently, legislation was enacted by Congress which clarified certain provisions of the Internal Revenue Code related to the deductibility of such expenses. As a result of the enacted legislation, the Company and the IRS have now reached an agreement which resulted in a settlement at an amount substantially below that originally claimed. Accordingly the accompanying consolidated statement of income includes a $600,000 credit in the income tax provision, to reflect the reversal of a liability established for this matter.

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations - Continued

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements have been new center expansion (through development of build-to-suit centers, new leases and acquisitions), maintenance of existing centers and the scheduled repayment of debt and interest thereon incurred. As a result of the Company's initial public offering and receipt of $19,219,000 in net proceeds, substantially all of the Company's debt has been repaid. Accordingly, the Company's primary cash requirements currently consist of its new center expansion program and maintenance of existing centers. The Company believes that cash flow from operations, together with amounts available under a $10 million unsecured revolving line of credit facility will be sufficient to satisfy the Company's anticipated cash requirements on both a long-term and short-term basis. The rate of interest payable under the revolving line of credit facility is, at the Company's option, based on the Floating Rate or the Eurodollar Rate (both, as defined in the agreement) and will bear annual interest at approximately the prime rate.

     Net cash provided by operations increased to $2,502,000 for year-to-date 1997, from $2,295,000 for year-to-date 1996. Year-to-date 1997 cash provided by operations and $1,032,000 of existing cash balances were principally used to add 27 centers, make capital improvements to existing centers and pay down long-term debt. The Company has incurred additional seller-financed notes payable of approximately $1,112,000 during the year-to-date 1997, related to the acquisition of centers and did not utilize its unsecured revolving line of credit.

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




                                 CHILDTIME LEARNING CENTERS, INC.
                                 (REGISTRANT)





                                 /s/ Michael M. Yeager 2/11/97
                                 ------------------------------
                                 Michael M. Yeager
                                 Chief Financial Officer and Secretary-Treasurer (Duly Authorized Officer and Principal Financial Officer)

                                 EXHIBIT INDEX

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY


 Exhibit
  Number                                   Description
    27             Financial Data Schedule (For SEC use only)