Form 10-K405
period 1997-03-28
CHILDTIME LEARNING CENTERS INC
filed 1997-06-18
CIK 1003648

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 28, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         __________.


         COMMISSION FILE NUMBER 0-27656


                        CHILDTIME LEARNING CENTERS, INC.
             (Exact name of registrant as specified in its charter)

                Michigan                                     38-3261854
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification No.)


   38345 West 10 Mile Road, Suite 100, Farmington Hills, Michigan   48335
                  (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code: (248) 476-3200

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, No
Par Value                                                     (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [X]

The aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 9, 1997, computed by reference to the last sale price for such stock on that date as reported on the NASDAQ National Market System, was approximately $20,358,000.

At June 9, 1997, the number of shares outstanding of the registrant's Common Stock, without par value, was 5,227,811.

Portions of the registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders have been incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM I.      BUSINESS

GENERAL

             Childtime Learning Centers, Inc. (the "Company") provides for-profit child care through 211 child care centers as of March 28, 1997 located in 15 states and the District of Columbia. Center-based child care and preschool educational services are provided five days a week throughout the year to children between the ages of six weeks and twelve years. At March 28, 1997, the Company had nearly 23,000 children enrolled (full and part-time) nationwide. Substantially all of the Company's child care centers are operated under the "Childtime Children's Centers" name. The Company's centers are primarily located on free-standing sites in suburban residential areas with substantial preschool populations. Included among the Company's 211 child care centers at March 28, 1997 were 37 "at-work" sites providing child care for working parents at various business enterprises, office complexes, shopping centers and hospitals.

         The Company's strategy is to offer an independently developed, nationally recognized educational curriculum within a stimulating environment in order to provide high quality child care and to maximize development and preparation of children for school. The Company places a great deal of emphasis on the recruitment, selection and ongoing training of its child care center directors. Within a framework of centralized financial and quality controls, the Company grants significant authority over center operations to its center directors and rewards its center directors on an incentive basis tied to individual center performance.

         The Company's operating subsidiary, Childtime Childcare, Inc. was incorporated in Illinois in 1967. In 1973, it was acquired by Gerber Products Company and commenced operating under the name Gerber Children's Centers, Inc. ("GCC"). On July 9, 1990, GCC was acquired by KD Acquisition Corporation in a leveraged buyout, and, in connection with the buyout, GCC changed its name to "Childtime Childcare, Inc." In connection with the initial public offering of its common stock in February, 1996, KD Acquisition Corporation was merged into Childtime Learning Centers, Inc., with Childtime Childcare, Inc. remaining as its operating subsidiary. Unless the context otherwise requires, references in this Report to the "Company" will be deemed references to Childtime Learning Centers, Inc. and Childtime Childcare, Inc.

         The Company utilizes a 52 to 53 week fiscal year (comprised of 13 four-week periods), ending on the Friday closest to March 31. Each of the fiscal years ended March 31, 1995, March 29, 1996 and March 28, 1997 contained 52 weeks.

BUSINESS STRATEGY

         The Company's business strategy is to (i) develop and acquire new centers in areas which meet its specific demographic requirements; (ii) maintain and enhance profitability through a program of financial planning, budgeting and cost control; (iii) continue to invest in its centers to maintain and improve quality; (iv) emphasize its sales and marketing programs aimed at increasing new enrollments and promoting customer loyalty; (v) offer programs to better utilize its centers on year-round basis; and (vi) continue to improve the quality of its staff through recruitment, training and incentive programs.

         Set forth below are certain key elements of the Company's business strategy:

                 Standardized Operations. The Company has a consistent overall approach in providing child care services in its centers. Other than at certain employer-sponsored sites, all centers operate under the "Childtime Children's Centers" name in suburban communities or at-work locations which have similar demographic characteristics. Each center utilizes an independently developed, nationally recognized educational curriculum. All center facilities are well-maintained, similarly equipped and utilize the closed classroom concept. The company has two prototype designs to be used in its build-to-suit centers.

                 Center Entrepreneurship. Within a framework of centralized financial and quality controls, each center director is empowered to customize the center's programs, dietary menus and other features to adapt to local market requirements. Each director is also involved in the budgeting and financial planning process with regard to his or her center. The Company believes that its directors are given more autonomy than are directors of other child care centers enabling them to better market their center while meeting the child care objectives of local customers. The Company trains its center directors to fulfill these additional responsibilities through a series of internally and externally prepared training programs designed to enhance interpersonal and business skills, basic financial concepts and marketing. Center directors are compensated, in part, through an incentive program based on the performance of the center under their supervision.

                 Balanced Growth Strategy. The Company's strategy for growth consists of a combination of acquisitions of existing child care centers and development of new build-to-suit centers. Other large multi-unit operators often rely solely on acquisitions or, alternatively, new center construction. In addition to acquiring or building centers in residential areas, the Company also actively pursues contracts with employers and office complex managers to operate centers in at-work locations. The Company believes that its ability to grow both through the acquisition of existing child care centers and development of build-to-suit centers affords it greater flexibility to sustain its controlled growth strategy in various geographic markets. See "Growth Strategy" below.

GROWTH STRATEGY

         During mid-fiscal year 1994, management initiated a new strategy to expand its business by as many as 20 centers per year, through a combination of acquisitions and the development of new "build-to-suit" centers. The following table sets forth the numbers of child care centers acquired or otherwise opened, as well as closed, during the periods indicated.


                                                                          Fiscal Year Ended
                                                                          -----------------
                                                                March 31,        March 29,         March 28,
                                                                1995             1996              1997
                                                             ------------     -----------       ------------
NUMBER OF CENTERS:

Beginning of period..............................                   128              148               174

       Additions during period:

               Acquisitions and other...........                     10               21                29

               New  builds and new leases............                11                6                 8
                                                             ----------       ----------        ----------
       Total additions................................               21               27                37

       Closings during period.........................               (1)              (1)                0
                                                             ----------       ----------        ----------
End of period.........................................              148              174               211
                                                             ==========       ==========        ==========



         The Company expects to add 27 to 32 new centers in fiscal 1998 through a combination of residential sites and at-work sites. In making its expansion decisions, the Company strives to add units in its existing markets in order to increase market concentration and to leverage administrative and advertising expenses. Entry into new markets is also considered, but only if these markets can eventually support a minimum of ten centers. The Company's decision whether to add a new center by acquisition or by opening a new location is based on which alternative best meets its needs and objectives.

         In choosing locations for new centers, the Company considers a number of factors, emphasizing suburban neighborhoods with growing populations of young families. Management looks for sites in proximity to newly developed or developing residential areas on heavily traveled local streets. The Company performs a detailed analysis of the demographics of the area surrounding the proposed site and focuses on several site selection criteria: an above-average concentration in the percentage of children under age six; a minimum population density of 25,000 people within a three-mile radius surrounding a proposed site, and an average household income in excess of $50,000. The Company also analyzes the percentage of the population consisting of college-educated, dual income families, as well as the average home value in the target area. The Company believes that parents in more affluent areas are more willing to pay a slight premium for higher quality child care services.

         In addition to acquiring or building centers in residential areas, the Company also actively pursues contracts with employers and office complex managers to operate centers in at-work locations. Historically, public agencies and hospitals have been the principal employers providing or otherwise arranging for child care services for their employees. A number of private sector employers have begun to offer this benefit, as they recognize that reduction of employee absenteeism due to a lack of reliable and available child care can significantly offset the cost to employers in offering such benefits. The Company expects to capitalize on this trend by actively pursuing contracts with employers, as well as selectively acquiring existing at-work centers.

         The Company's acquisition activity is limited to child care centers in market areas showing strong growth potential and to sites which the Company believes it can conform to its standard facility and educational format. Historically, the Company has targeted its acquisition activities on less profitable centers which meet its demographic criteria. The Company believes that it can continue to acquire centers on terms which compare favorably with the costs and risks of establishing new facilities. Management is continually reviewing possible acquisition candidates (including, from time to time, multi-unit child care operations consisting of more than ten centers), although there are no assurances that the Company will be able to continue acquiring acceptable centers. In addition, the Company has accelerated its development activities over the past few years. In an effort to standardize its build-to-suit centers, the Company has developed building prototypes which accommodate 100 to 180 children. Although the Company engages in an active new site selection process, there are no assurances that it will be able to continue to acquire and develop new sites in an economic manner.

Educational Programs

         The Company's educational programs stress the process of learning and discovery. Staff are trained to support children in their active explorations and to help them to become self-confident, independent and inquisitive learners. The Company believes in fostering all aspects of a child's development: social, emotional, physical and intellectual. The two primary means of meeting this goal are the use in each center of a nationally recognized educational curriculum developed by independent educators and the center's ongoing dialogue with parents in providing a learning environment for their children which meets or exceeds their expectations as customers.

         In each center, the Company utilizes The Creative Curriculum(R) For Early Childhood, a nationally recognized educational curriculum published by Teaching Strategies, Inc. and written by Diane Trister Dodge (a member of the Governing Board of the National Association for the Education of Young Children from 1990 to 1994) and Laura J. Colker. The Company believes that its use of a curriculum prepared by independent educators with expertise in the education of young children enables it to take advantage of professional expertise that is not otherwise available to it or other child care center operators. In addition, an externally developed curriculum typically emphasizes educational objectives over cost and other financial objectives. The

Company trains its center directors and other caregivers to utilize The Creative Curriculum(R).

         Children enrolled at a center are placed into groups, according to their emotional, physical, intellectual and social maturity, rather than merely the child's age. Each care group has specific learning goals which enable the staff to develop planning activities and daily programs and to assess each child's growth and development. Although all centers utilize the same educational curriculum, the staff at each center is responsible for developing daily lesson plans and activities appropriate for each of its developmental groups and for its locale. At designated times during the year, an informal developmental assessment is prepared for each child and reviewed with the child's parents.

         The Company's classrooms are organized in seven levels following the sequential process of growth and development, from infancy through school-age:

         Infants (six weeks - twelve months)

                 A homelike environment and positive caregiver interactions foster the infant's sense of trust and self-esteem. Daily routines (feeding, diapering and rocking) and sensory experiences are used to promote listening and language skills and to help infants learn about the world around them. Play activities and interactions focus on the development of large muscles for sitting, crawling, standing and walking and small muscles for grasping, reaching, holding and picking up objects.

         Young Toddler (1 - 2 years)

                 Classroom space and materials are organized to support the young toddler's need to physically explore and discover and to be independent. Caregivers provide comforting words and lap time to help toddlers deal with separation from parents. Toddlers are encouraged to participate in daily routines to develop self-help skills and self-esteem. Play activities provide repeated opportunities with sensory experiences to help develop large and small muscles and thinking skills, and to promote communication skills. Stories, pictures and books are introduced to help toddlers experience reading as a pleasurable activity. Caregivers reinforce positive behaviors, set limits and are consistently available as a "homebase" to support the toddler's conflicting need for independence and comfort.

         Toddler (2 - 3 years)

                 Classroom space and material are organized to support the older toddler's increased need for independence in making simple decisions, engaging in pretend play and playing cooperatively with other children. Toddlers are supported in their self-help skills (dressing, feeding and toileting) and encouraged to help with daily routines to become familiar with the sequence of routines and foster their self-esteem. Play activities provide opportunities to practice skills, increase communication about sensory experiences and promote listening and speaking skills. Indoor and outdoor activities focus on helping toddlers strengthen small muscles, develop eye-hand coordination and develop large muscles.

         Preschool 1 (3 - 4 years)

                 Classroom space and materials are organized in distinct interest centers to support young preschoolers' initiative to practice and test their new skills and express their ideas and feelings. These centers are set up to encourage preschoolers to select play activities, engage in hands-on exploration and pretend play, and develop the ability to play cooperatively. Small muscles and eye-hand coordination continue to be strengthened through art activities, sand and water play and work with manipulative toys and blocks. The daily schedule includes many activities for large muscle development. Stories and books are used daily to increase familiarity with the meaning of letters and words (emergent literacy) and to foster reading as a pleasurable activity.

         Preschool 2 (4 - 5 years)

                 Classroom organization and the daily schedule provide increased opportunities for independent and small group play in interest centers. Such group play supports older preschoolers' developing ability to organize their own play, assign roles and tasks, and work towards a common goal. Activities provide hands-on experiences. Caregiver interaction focuses on helping preschoolers organize the information they gather, develop an understanding of number concepts, reasoning and problem solving skills (matching, classifying and sequencing), and expand listening and speaking skills. Independent and group activities with books and stories promote reading readiness. Caregivers create a print rich environment (signs, labels and charts) and provide opportunities for children to draw, paint and engage in writing activities. Children are increasingly involved in helping to set limits for positive and caring behaviors.

         Five Year Old or Kindergartner (5 - 6 years)

                 Classroom organization, materials and activities support the five year-old's increased ability to understand written symbols (letters, numbers and some words) and interest in writing. Educational interest centers continue to provide opportunities for hands-on exploration to sharpen observation skills, explore cause and effect, share and play cooperatively with others, plan and carry out a task and engage in independent or group play for an extended period of time. Materials are provided to encourage representation and symbolic play and to practice drawing and writing. Activities are planned to help children learn to follow directions, recall and sequence events, understand measurement, recognize how materials can change, think creatively to solve problems, improve their coordination skills, and use their bodies in challenging outdoor play tasks. Centers which offer a kindergarten program for transitioning children into first grade, follow the school district's specific goals and assessment requirements.

         School-ages (6 - 12 years)

                 Classroom space, equipment and materials are organized to support school-agers' sense of industry and competence and to accommodate the wide range of interests and abilities of six to twelve year-olds. The program provides opportunities for school-agers to pursue their interest, perfect coordination of large and small muscles and perceptual motor coordination, and to learn to work with others. The environment is designed to engage children in activities (arts and crafts, cooking, dramatize play, music, dance, games and sports) they can pursue independently, with a friend, or as a group project. Caregiver integration focuses on helping children set reasonable goals and manageable tasks, guiding them to think about the consequences of their words and actions so as to foster a sense of community.

         Through parent surveys, the Company continually assesses the quality of its education curriculum. These surveys provide the Company with feedback on parent satisfaction with their child's developmental growth and with the Company's curriculum, center director and overall quality of the center.
Center directors also conduct both formal and informal parent interviews in order to ascertain parent satisfaction levels and address any concerns. Information gained from these interviews is forwarded to the Company's management for review. The Company also endeavors to provide an exit-survey to parents who stop utilizing the Company's services.

         In the fall of 1993, the Company participated in a research program initiated by Dr. John R. Bergan and Dr. Jason K. Feld, of the University of Arizona and founders of the A.T.I. Center for Child Development. The program assessed approximately 2,500 children enrolled in the Company's centers on various aspects of early child development and showed that the vast majority of such children possessed the key capabilities needed to assure a successful transition to elementary school. In February, 1996, Dr. Feld was appointed to the Company's Board of Directors.

         The Company continues to focus its efforts to accredit many of its centers by the National Association for the Education of Young Children ("NAEYC") or the National Child Care Association ("NCCA"). The NAEYC and NCCA are national organizations which have established comprehensive criteria for providing quality child care. NAEYC and NCCA have developed and implemented a child care center accreditation process through which child care providers can receive formal, national recognition of their child care program. The Company believes that the review process leading towards accreditation will assist the Company in its efforts to continually improve its programs and facilities. The Company further believes that accreditation by the NAEYC or NCCA of a significant number of its centers would provide the Company with a marketing advantage.

Products and Services

         General. The Company's child care operations consist of an Eastern Region and a Western Region, each headed by a Regional Vice President. These two regions are further divided into 17 areas, each of which is managed by an area manager. Area managers are generally responsible for the operation and performance of nine to sixteen centers. Each individual center has a dedicated center director and a staff ranging from 15 to 30 persons. The centers operate year round, five days per week, generally opening at 6:30 a.m. and remaining open until 6:30 p.m. A child may be enrolled in any of a variety of program schedules, from a full-time, five-day-per-week plan to as little as two or three half-days a week. A child attending full-time typically spends approximately 9 hours a day, five days per week, at a center.

         The Company's current weekly tuition for full-day service typically ranges from $79 to $145, depending on the location of the center and the age of the child. Tuition is generally paid, in advance, on a weekly basis. In addition, parents currently pay an annual registration fee ranging from $25 to $55. The Company generally reviews its tuition rates at least once each year to determine whether rates at a particular center should be changed in light of that center's competitive environment and financial results.

         Center Operations. Each center is managed by a director who is supervised by an area manager. The Company places a great deal of emphasis on the recruitment, selection and ongoing training of center directors. Center directors are hired by their respective area manager from a pool of candidates who have undergone an initial psychological profile screen, reference check and criminal background check. All center directors are required by state law to have some minimum level of training, which is typically in the form of credit hours from a state approved training agency or an accredited educational institution. The Company prefers that potential directors have a bachelor's degree in early childhood education, child development or a health related field plus a minimum of two years experience in licensed child care. Many directors are recruited from within the Company and have served as caregivers or assistant directors in one of the Company's centers. A center director has overall responsibility for the operations of a center including: ensuring that the center is operated in accordance with Company and state licensing standards and operating procedures; providing an educational, caring and safe environment for children and their parents; marketing the Company to parents and otherwise promoting the positive image of the Company in the community. The center directors receive a salary and bonus tied to the performance of their center. Each center director is also responsible for hiring his or her staff, including caregivers.

         The center director assesses and collects tuition and fees. All funds received by each center are deposited in an account established by the Company in a local bank.

All payroll and most other center expenses are paid directly by the Company's corporate office. Basic supplies are purchased by the centers pursuant to national vendor contracts negotiated by the corporate office to take advantage of volume buying discounts and to retain financial controls. Direct expenditures by the centers are limited to miscellaneous operating expenses.

         Area Supervision. An area manager hires the director of each of his or her centers and is supervised by one of the two Regional Vice Presidents. Area managers also work very closely with other corporate staff members, such as the Director of Real Estate, Vice President-Marketing or Director of Human Resources, on such issues as center acquisition and marketing, personnel actions and financial planning. Additional duties of area managers are to facilitate communications between center directors and the corporate officers, as well as among center directors, and to monitor cost control and revenue generation efforts and licensing compliance. Area managers typically spend 80% of their work time in the centers they supervise. The Company's area managers have all served as center directors with the Company or within other segments of the child care industry. Area managers receive a salary and bonus tied to the performance of the centers under their supervision.

         Training. The Company believes that the skills and expertise of the director and staff at each center are among the most significant factors for parents selecting center-based child care programs. In order to enhance the quality of the staff at each center, the Company provides both externally and internally developed training programs for its personnel. It has developed training materials and manuals for its staff on such subjects as interpersonal and business skills, basic financial concepts and marketing, and regularly conducts seminars for its area managers and directors. All management personnel (including area managers, center directors and assistant directors) participate in periodic training programs or meetings and must comply with applicable state and local licensing regulations. All center staff are required to participate in orientation and training sessions. In addition, the Company has developed and implements, on an ongoing basis, extensive training programs to prepare and enhance the skills of its caregivers to meet the Company's internal standards and applicable state licensing requirements.

         Safety. The Company is committed to the care and safety of the children enrolled in its centers. Each center has at least one staff member trained in first-aid. Furthermore, all members of a center's staff are trained to be protective of the security of each child. Precautions are taken to ensure the safety and well-being of all children, and children must be signed in or out of a center only by a parent or other guardian or by a person authorized by the parents or other guardian. The Company has received isolated allegations relating to child physical or sexual abuse by its employees.
State law requires the Company and its staff to report any allegation of abuse to the appropriate authorities for investigation. The Company's policy is to place any accused employee, if appropriate, on administrative leave pending investigation of alleged misconduct. Although the Company's procedures are designed to prevent incidents of child abuse, no assurances can be made that allegations of child abuse will not occur in the future.

         Financial Planning; Budgeting and Cost Control. The Company has implemented a program of financial planning and cost control which seeks to maximize operational profit without sacrificing quality child care. This goal is accomplished by actively engaging the area manager and center director in the formulation and implementation of the budget for each center. Under this budgeting process, budgets are initially developed at the center level, with center directors taking an active role in developing and submitting the budget for their respective centers through their area manager and on to the Company's corporate management for approval. Directors are then responsible for implementing the approved budget and become primarily responsible for the financial performance of the center. In order to encourage profitable performance, the Company has implemented a financial incentive program for meeting or exceeding pre-approved budget goals.

         Facilities. Most of the Company's centers are free-standing structures owned or leased by the Company. In 1994, the Company introduced two new prototype designs which emphasize efficiency, lower maintenance costs and enhanced appearance. Depending on the size of the site, these prototype designs contain either 7,900 or 6,400 square feet in a one story, air-conditioned building. The interiors primarily consist of closed classrooms bordering on open area in the middle of the center. Such a design accommodates the desire to allow children the freedom to explore their environment as well as the staff's need to be able to monitor activities in the classroom. The Company's centers contain classrooms, recreational areas, a kitchen and bathroom facilities and are typically laid out to accommodate the grouping of children by age or development. Room materials are chosen for their educational value, quality and versatility. The infant/young toddler room features separate, sanitary diaper changing areas. Each facility has a playground designed to accommodate the full range of children attending the center, including an area specifically for infants and toddlers. The whole playground is fenced for security and organized to provide adequate supervision for every age group. Each center is equipped with a variety of audio-visual aids, educational supplies, games, toys and indoor and outdoor play equipment. In addition, some of the centers are equipped with personal computers and software which is specially designed for preschoolers. Virtually all of the centers are also equipped with Company-owned or leased vehicles for the transportation of children to and from elementary school and for field trips.

         Licensed capacity for the same size building varies from state to state because of different licensing requirements. A 6,400 square foot center is typically licensed for 100 to 140 children, and a 7,900 square foot center is typically licensed for 120 to 180 children. The aggregate licensed capacity of the Company's centers (including those under management contracts) at March 28, 1997 was 24,905 children (or an average of 118 children per center).

         At-Work Sites. In addition to operating residential child care centers, the Company also operated, at March 28, 1997, 37 child care centers in at-work locations, making it one of the largest providers of at-work child care services. Many of these centers, including those for Prudential Insurance Company, Schering Plough (a division of the Schering Corporation), Blue Cross Blue Shield of Michigan and Henry Ford Hospital, are located on or near the premises of a specific employer and involve varying degrees of involvement from the employer, such as ownership of the premises, minimum enrollment guarantees, the assumption of financial responsibility for the ongoing operations of the center, other management arrangements, or any combination of the above. Other at-work centers are located in office complexes or shopping centers. Historically, public agencies and hospitals have been the principal employers providing or otherwise arranging for child care services for their employees.
A number of private sector employers have begun to offer this benefit, as they recognize that reduction of employee absenteeism due to a lack of reliable and available child care can significantly offset the cost to employers of offering such benefits. The Company expects to capitalize on this trend by actively pursuing contracts with employers, as well as acquiring centers that serve particular employers.

MARKETING

         The Company believes that the quality of a center's director and staff, center location and consistent advertising and marketing are the key components to a successful center. The Company relies heavily on recommendations from current customers as a source of new enrollments. To encourage recommendations, the Company offers a referral bonus to parents and employees of the Company who successfully recommend the Company to others. In addition, the Company advertises through a variety of database direct marketing programs which target parents within a specified radius of each center. The advertising budget is largely spent in the summer months in anticipation of the back-to-school enrollment in new centers. The Company also advertises through direct mail distribution of promotional material in residential areas surrounding a center and through listings in the Yellow Pages. The Company expects to continue to promote its safe and secure facilities, qualified staff and respected curriculum through direct marketing campaigns timed around peak enrollment periods or to support specified programs.

SEASONALITY

         The Company's accounting periods are organized into 13 four-week periods, with four four-week periods comprising the first fiscal quarter and three four-week periods comprising each of the second, third and fourth fiscal quarters. Consequently, the Company's quarterly revenues and gross profit results for the first quarter are favorably impacted by the additional four weeks included in such period.

         In July and August of each year (the last month of the Company's first fiscal quarter and the first month of the Company's second fiscal quarter), the Company has historically experienced an enrollment decline. To offset this decline, the Company has successfully implemented and marketed a summer camp program with a new theme and focus each year. As a result of such programming and the timing of the quarters, average weekly revenues by quarter during fiscal 1997 were very consistent and not adversely impacted by the normal summer enrollment decline. In addition, new enrollments are generally highest in September and January; accordingly, August and December are traditionally the best months to open new centers. However, with the exception of spring, the Company has shown its ability to successfully open centers throughout the year because of enhanced pre-opening marketing efforts. Finally, total enrollments (and, accordingly, the Company's results) are typically the strongest in the fourth quarter (which includes the months of January, February and March).

         The following table shows certain unaudited financial information for the Company for the interim periods indicated. Quarterly results may vary from year to year depending on the timing and amount of revenues and costs associated with new center development and acquisitions, as well as certain other costs.


                                                                   QUARTERLY DATA
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    Fiscal 1997
                                      ------------------------------------------------------------------------
                                        16 Weeks Ended    12 Weeks Ended       12 Weeks Ended   12 Weeks Ended

                                        July 19, 1996     October 11, 1996     January 3, 1997    March 28, 1997
                                      ----------------    ----------------     ----------------   --------------
Revenues                                 $   23,256       $      17,458        $     17,622       $    20,298
Gross profit                             $    4,165       $       2,496        $      2,436       $     3,425
Income before
    extraordinary item                   $    1,386       $         714        $      1,228       $     1,187
Earnings per share
    before extraordinary item            $     0.26       $        0.13        $       0.23       $      0.21

Net income                               $    1,386       $         714        $      1,228       $     1,187


                                                                    Fiscal 1996
                                      ------------------------------------------------------------------------
                                        16 Weeks Ended    12 Weeks Ended       12 Weeks Ended   12 Weeks Ended

                                        July 21, 1995     October 13, 1995     January 5, 1996  March 29, 1996
                                      ----------------    ----------------     ----------------   --------------
Revenues                                  $  19,343      $       14,607         $    15,052       $    16,621
Gross profit                              $   3,786      $        2,420         $     2,615       $     3,076
Income (loss) before
     extraordinary item                   $     802      $           (1)        $       449       $     1,012
Earnings per share before
     extraordinary item                   $    0.23      $        -----         $      0.13       $      0.24

Net income (loss)                         $     802      $           (1)        $       449       $     1,160



         Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on its results of operations during the past two years.

COMPETITION

         The child care and preschool education industry is highly fragmented and competitive and has historically been dominated by small, local nursery schools and child care centers. The Company's competition consists principally of local nursery schools and child care centers (some of which are non-profit, including church-affiliated centers), providers of services that operate out of homes and other proprietary multi-unit child care center providers some of which are larger and may have substantially greater financial resources than the Company. The largest providers of for-profit child care and preschool education are KinderCare Learning Centers, Inc. and La Petite Academy, Inc.
The Company believes it is able to compete favorably with these providers by offering a higher quality level of child care services. This is especially true in competing against local nursery schools, child care centers and in-home providers where the Company is often at a price disadvantage, because these providers generally charge less for their services than the Company charges. Many church-affiliated and other non-profit child care centers have lower rental costs, if any, than the Company and may receive donations or other funding to cover operating expenses. Consequently, operators of such centers often charge tuition rates that are less than the Company's rates. In addition, fees for home-based care are normally lower than fees for center-based care because providers of home care are not always required to satisfy the same health, safety, insurance or operational regulations as the Company's centers. The Company competes by hiring and training quality center directors and by offering professionally-planned educational and recreational programs, modern, well-equipped facilities, trained staff and supervisory personnel, and a range of services, including infant and toddler care, drop in service and the transportation of older children enrolled in the Company's before and after school program between the Company's child care centers and schools.

PERSONNEL

         As of March 28, 1997, the Company employed approximately 4,000 persons (including part-time and substitute caregivers), of whom 39 are employed at corporate headquarters, 17 are area managers and the remainder are employed at the Company's child care centers or as local field support personnel. Center employees include center directors and assistant directors, regular full-time and part-time caregivers, substitute caregivers and aides, and other staff, including cooks and van drivers. All center directors and corporate supervisory personnel are salaried; all other employees are paid on an hourly basis. The Company does not have an agreement with any labor union and believes that its relations with its employees are good.

         The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages overtime compensation and working conditions. A portion of the Company's personnel (estimated to be less than 1% as a percentage of total payroll expense) are paid at the Federal minimum wage.

REGULATION

         Child care centers are subject to numerous state and local regulations and licensing requirements. Although these regulations vary from jurisdiction to jurisdiction, government agencies generally review, among other things, the adequacy of buildings and equipment, licensed capacity, the ratio of staff to children, staff training, record keeping, the dietary program, the daily curriculum and compliance with health and safety standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of centers, and licenses must be renewed periodically. In a few jurisdictions, new legislation or regulations have been enacted or are being considered which establish requirements for employee background checks or other clearance procedures for new employees of child care centers. Repeated failures by a center to comply with applicable regulations can subject it to state sanctions, which might include fines, corrective orders, being placed on probation or, in more serious cases, suspension or revocation of the center's license to operate. Management believes the Company is in substantial compliance with all material regulations applicable to its business.

         For the fiscal year ended March 28, 1997, approximately 12% of the Company's revenues were generated from federal child care assistance programs, primarily the Child Care and Development Block Grant and At-Risk Programs. These programs are typically designed to assist low-income families with child care expenses and are administered through various state agencies. Although no federal license is required at this time, there are minimum standards which must be met to qualify for participation in certain federal programs. In addition, the Company participates in the Georgia Prekindergarten Program which provides services for eligible four-year-old children and their families. This resulted in approximately $1,200,000 of revenue during the fiscal year ended
March 28, 1997.   There is no assurance that funding for such federal and state programs will continue at current levels and a significant reduction in such funding may have an adverse impact on the Company.

         There are certain tax incentives for parents utilizing child care programs. Section 21 of the Internal Revenue Code provides a federal income tax credit ranging from 20% to 30% of certain child care expenses for "qualifying individuals" (as defined therein). The fees paid to the Company for child care services by eligible taxpayers qualify for the tax credit, subject to the limitations of Section 21. The amount of the qualifying child care expenses is limited to $2,400 for one child and $4,800 for two or more children and, therefore, the maximum credit ranges from $480 to $720 for one child and from $960 to $1,440 for two or more children. Tax incentives provided under the Internal Revenue Code are subject to change.

         The Company must also comply with the Americans with Disabilities Act ("ADA") which prohibits discrimination on the basis of disability in public accommodations and employment. Costs incurred to date by the Company to comply with the ADA have not been significant. A determination that the Company is not in compliance with the ADA, however, could result in the imposition of fines or an award of damages to private litigants, and could require significant expenditures by the Company to bring the Company's centers into compliance with the ADA.

INSURANCE

         The Company's insurance program currently includes the following types of policies: workers' compensation, commercial general liability and automobile liability, property, excess "umbrella" liability, and a medical payment program for accidents which provides secondary coverage for each child enrolled in a Company center. The policies provide for a variety of coverages, are subject to various limits, and, except for workers' compensation coverage, include substantial deductibles or self-insured retention. For fiscal 1996, the Company's policies for workers' compensation generally had a deductible of $100,000 per accident. In fiscal 1997, the Company's workers' compensation coverage generally had a deductible of $250,000 per accident. Property insurance policy deductibles vary, depending upon the nature of the insured event. The commercial general liability policy includes coverage for child physical and sexual abuse claims, with an annual coverage of $2,000,000 per location (including all general liability claims except product liability claims) and $1,000,000 per occurrence. The Company also has excess "umbrella" coverage, relating to general liabilities other than those related to child physical and sexual abuse claims, in the amount of $20,000,000 per year. Management believes that the Company's current insurance coverages are adequate to meet its needs.



ITEM 2.  PROPERTIES

         The following table shows the locations of the Company's centers, including those operated under management contracts, as of March 28, 1997 (the numbers in the parentheses reflect the number of centers in that state):


                Arizona (26)                              Mississippi (1)
                California (25)                           New Jersey (6)
                Florida (9)                               New York (29)
                Georgia (13)                              Ohio (16)
                Illinois (6)                              Oklahoma (10)
                Maryland/DC (14)                          Pennsylvania (1)
                Michigan (18)                             Texas (25)
                                                          Virginia (12)


         As of March 28, 1997, the Company operated 211 centers, 151 of which were leased, 54 of which were owned and 6 of which were operated under management contracts. The leases have terms ranging from one to 25 years, often with renewal options, with most leases having an initial term of five to 20 years. The leases typically require the Company to pay utilities, maintenance, insurance and property taxes and some provide for contingent rentals if the center's revenues exceed a specified base level.

         As of March 28, 1997, the Company had leases with initial terms (including renewal options) expiring as follows:

                                                                        NUMBER OF
         FISCAL YEAR                                                LEASES EXPIRING
         1998-1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31
         2000-2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
         2002-2005  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
         2006 and later . . . . . . . . . . . . . . . . . . . . . . . . . .  78

         The Company also owns six undeveloped sites acquired prior to 1990 when the Company was owned by Gerber Products Company. These sites are carried on the Company's books at an estimated realizable value aggregating $594,450. Most of these properties no longer fit within the Company's long-term growth strategy and will be disposed of over the next few years.

         The Company currently leases approximately 7,420 square feet for its corporate offices in Farmington Hills, Michigan.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved from time to time in routine litigation arising out of the ordinary course of its business, most of which is covered by insurance. In management's opinion, none of the litigation in which the Company is currently involved is material to its financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 4A.         EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding executive officers of the Company contained in Item 10 of this Report as it appears in Part III of this Report is incorporated herein by reference.

                                    Part II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON
              EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is regularly quoted on the NASDAQ National Market System under the symbol CTIM. The following table sets forth, for the fiscal year ended March 28, 1997 and for the fourth quarter ended March 29, 1996 (the only quarter in fiscal year 1996 during which the Company's Common Stock was publicly traded), the high and low closing sale prices for the Company's Common Stock.


                                                            Common Stock Sales Prices

                                                              High             Low
                                                        --------------     ------------
                             Fiscal 1996:
                                    4th Quarter         $     13.75       $     8.50

                             Fiscal 1997:
                                    1st Quarter         $     12.63       $     6.25
                                    2nd Quarter         $     13.00       $     6.75

                                    3rd Quarter         $     13.25       $     8.50
                                    4th Quarter         $     10.00       $     8.38


         The Company has not paid dividends on shares of Common Stock and has no intention of declaring or paying any such dividends in the foreseeable future. The Company is not currently subject to any contractual restrictions on its ability to pay dividends. Nonetheless, the Company intends to retain its earnings, if any, to finance the growth and development of its business, including future acquisitions.

         As of June 9, 1997, there were approximately 1,015 holders of the Company's Common Stock (including individual participants in security position listings).

ITEM 6.  SELECTED FINANCIAL DATA

CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
               (Dollars in thousands, except for per share data)

                                          March 31,      April 1,     March 31,      March 29,     March 28,
                                             1993          1994          1995           1996          1997
                                          ---------      ---------    ---------      ---------     ---------
Selected Income Statement Data:
Revenues                                  $  43,454      $  48,068   $   55,339     $   65,623     $  78,634
Cost of revenues                             35,502         38,474       44,597         53,726        66,112
                                          ---------      ---------    ---------      ---------     ---------
          Gross profit                        7,952          9,594       10,742         11,897        12,522
Marketing expenses                              853            939          929          1,038         1,161
General and administrative

      expenses                                4,299          4,643        5,072          5,139         5,393
Revaluation of land held

      for disposal                            -----          -----        -----            612         -----
                                          ---------      ---------    ---------      ---------     ---------
          Operating income                    2,800          4,012        4,741          5,108         5,968
Interest expense                              2,214          1,888        2,135          1,800           160

Interest (income)                                (5)            (2)       -----            (39)         (189)
Other (income), net                            (394)          (368)        (386)          (331)         (399)
                                          ---------      ---------    ---------      ---------     ---------
          Income before income taxes

                and extraordinary item          985          2,494        2,992          3,678         6,396

Income tax provision (benefit)                 (123)            63        1,140          1,416         1,881
                                          ---------      ---------    ---------      ---------     ---------
          Net income before
                extraordinary item            1,108          2,431        1,852          2,262         4,515
Extraordinary item, gain on

      extinguishment of debt, net
      of tax                                  -----          -----        -----            148         -----
                                          ---------      ---------    ---------      ---------     ---------
          Net income                      $   1,108      $   2,431    $   1,852      $   2,410     $   4,515
                                          =========      =========    =========      =========     =========
Weighted average shares
      outstanding (in thousands)              3,386          3,271        3,280          3,784         5,429
                                          =========      =========    =========      =========     =========

Earnings per share                        $    0.33      $    0.64    $    0.48      $    0.64     $    0.83
                                          =========      =========    =========      =========     =========

                                          March 31,      April 1,     March 31,      March 29,     March 28,
                                            1993           1994         1995           1996            1997
                                          ---------      ---------    ---------      ---------     ---------
Selected Balance Sheet Data:
    Total assets                          $  39,815     $   40,037   $   40,967      $  44,688     $  50,286

    Total debt                               24,386         21,910       19,424          1,236         2,272
    Total shareholders' equity            $   5,837      $   8,005    $   9,799      $  31,514     $  36,089


Selected Operating Data:
   Number of centers (at end
      of period)                                120            128          148            174           211

   Center capacity (at end
      of period) (1)                         13,866         14,531       16,836         19,922        24,280
   Average utilization (1)                     63.2%          66.4%        67.2%          66.5%         63.4%



(1) Average utilization is calculated by dividing total child days for a period by the total capacity of the Company's centers (excluding the capacity of those centers managed by the Company pursuant to management contracts) at the end of such period. Child days are calculated based upon the Company's standard hours by program (e.g., full-time, before and after, etc.).



ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Childtime Learning Centers, Inc. in February, 1996 became a publicly traded company with its 1,930,000 share offering on the NASDAQ National Market System (the "Offering"). Proceeds from the offering netted $19.2 million and exceeded the amount required to pay off the Company's aggregate bank and subordinated debt of approximately $17.4 million.

    During the past three fiscal years, the Company has increased the number of centers from 128, at the beginning of fiscal year 1995, to 211 at fiscal year end 1997. The Company has achieved this growth through a combination of acquisitions, "build-to-suit" centers, and leases. Additionally, the Company has continued to increase the number of centers in both "at-work" and residential locations.

    Fiscal year 1997 growth consisted of 37 centers. The additions included 29 acquisitions and 8 "build-to-suit" or leased centers.

Results of Operations

    The following table sets forth, for the periods indicated, certain items from "Selected Consolidated Financial Data" expressed as a percentage of revenues and the percentage change in the dollar amounts of such items compared to the prior period:

                                                                                       Percentage Increase
                                                     Percentage of Revenue                   (Decrease)
                                                       Fiscal Year Ended              ----------------------
                                            -------------------------------------     Fiscal 96    Fiscal 97
                                            March 31,     March 29,     March 28,       Over         Over
                                               1995         1996           1997       Fiscal 95    Fiscal 96
                                            ---------     ---------     ---------     ---------    ---------
Revenues                                       100.0%        100.0%        100.0%        18.6%        19.8%

Cost of revenues                                80.6%         81.9%         84.1%        20.5%        23.1%
                                            ---------     ---------     ---------
     Gross profit                               19.4%         18.1%         15.9%        10.8%         5.3%


Marketing expenses                               1.7%          1.6%          1.5%        11.7%        11.8%
General and administrative expenses              9.1%          7.8%          6.8%         1.3%         4.9%
Revaluation of land held for disposal           -----          0.9%         -----       *            *
                                            ---------     ---------     ---------

     Operating income                            8.6%          7.8%          7.6%         7.7%        16.8%

Interest expense                                 3.9%          2.7%          0.2%       -15.7%       -91.1%
Interest income                                 -----         -----         -0.2%       *            *

Other income, net                               -0.7%         -0.5%         -0.5%       -14.2%        20.5%
                                            ---------     ---------     ---------
     Income before income taxes and
           extraordinary item                    5.4%          5.6%          8.1%        22.9%        73.9%


Income tax provision                             2.0%          2.1%          2.4%        24.2%        32.8%
                                            ---------     ---------     ---------
     Income before extraordinary item            3.4%          3.5%          5.7%        22.1%        99.6%


Extraordinary item: gain, net of tax            -----          0.2%         -----       *            *
                                            ---------     ---------     ---------
     Net income                                  3.4%          3.7%          5.7%        30.1%        87.3%
                                            =========     =========     =========


* percentage increase (decrease) is
       not meaningful information


Fiscal 1997 Compared to Fiscal 1996. Revenues increased from $65.6 million in fiscal 1996 to $78.6 million in fiscal 1997, a 19.8% increase. Of that increase, 17.7% came from new center revenue growth and from the full year impact of centers opened in fiscal 1996. The remaining 2.1% came from comparable center revenue growth (revenues from centers operating during all of fiscal 1996 and fiscal 1997). Comparable center revenue growth was 2.2% or $1.4 million over last year's comparable center revenues. This growth in comparable center revenues resulted primarily from increases in tuition rates and was partially offset by lower center utilization attributable to the impact of the softer than expected fall enrollments in certain regional markets. The remaining increase in the

Company's revenues was attributable to the inclusion in the fiscal 1997 results of a full year of revenues for centers opened or acquired in fiscal 1996 and the acquisition or opening of 37 centers during fiscal 1997.

    Gross profit increased from $11.9 million in fiscal 1996 to $12.5 million in fiscal 1997, an increase of 5.3%. As a percentage of revenues, gross profit decreased from 18.1% in fiscal 1996 to 15.9% in fiscal 1997. This decrease in margin was primarily due to the Company continuing to add new centers, which early in their operations will experience initial start up costs, operating losses and/or low margins, and to a lessor extent, a slight decrease in the continuing centers' margins due to the impact of the soft fall enrollments in certain regional markets. Also, the Company continues to add exclusively leased facilities which typically produce lower margins than the Company's owned facilities due to the additional rent expense.

    Marketing expenses increased from $1,038,000 in fiscal 1996 to $1,161,000 in fiscal 1997, a 11.8% increase. The increase was primarily due to the additional marketing expenses relating to the opening or acquisition of 37 new centers in fiscal 1997 as well as a full year of expense for the 27 new centers opened or acquired in fiscal 1996. As a percentage of revenues, however, marketing expenses decreased from 1.6% in fiscal 1996 to 1.5% in fiscal 1997.

    General and administrative expenses increased from $5.1 million in fiscal 1996, to $5.4 million in 1997, a 4.9% increase. As a percentage of revenues, however, general and administrative expenses decreased from 7.8% in fiscal 1996 to 6.8% in fiscal 1997, due primarily to operating leverage provided by higher revenues.

    Interest expense decreased from $1.8 million in fiscal 1996 to $0.2 million in fiscal 1997. This decrease was due to repayment in February and March 1996 of approximately $17.4 million of the Company's outstanding indebtedness with net proceeds from the Offering, partially offset by new indebtedness incurred with the acquisition of centers. As a percentage of revenues, interest expense decreased from 2.7% in fiscal 1996 to 0.2% in fiscal 1997.

    The provision for income tax increased from $1.4 million (an effective rate of 38.5%) in fiscal 1996 to $1.9 million (an effective rate of 29.4%) in fiscal 1997. The decrease in the effective tax rate was principally due to the $600,000 tax credit (a 9.4% impact) realized in the third quarter of fiscal 1997 as a result of the settlement with the IRS regarding the deductibility of certain acquisition costs. See Note 7 of the Notes to the Consolidated Financial Statements included as part of Item 8 of this Report.

    As a result of the foregoing changes, the Company's net income increased from $2.4 million, or 3.7% of revenues, in fiscal 1996 to $4.5 million, or 5.7% of revenues, in fiscal 1997.

FISCAL 1996 COMPARED TO FISCAL 1995. Revenues increased from $55.3 million in fiscal 1995 to $65.6 million in fiscal 1996, an 18.6% increase. Of that increase, 14.8% came from new center revenue growth and from the full year impact of centers opened in fiscal 1995. The remaining 3.8% came from comparable center revenue growth (revenues from centers operating during all of fiscal 1995 and fiscal 1996). Comparable center revenue growth was 4.1%, or $2.1 million over last year's comparable center revenues. This growth in comparable center revenues resulted primarily from increases in tuition rates and to a lesser extent center utilization rates. The remaining increase in the Company's revenues was attributable to the inclusion in the fiscal 1996 results of a full year of revenues for centers opened or acquired in fiscal
1995 and the acquisition or opening of 27 new centers during fiscal 1996.

    Gross profit increased from $10.7 million in fiscal 1995 to $11.9 million in fiscal 1996, an increase of 10.8%. As a percentage of revenues, gross profit decreased from 19.4% in fiscal 1995 to 18.1% in fiscal 1996. This decrease was primarily due to initial start-up costs and operating losses incurred with respect to all new build-to-suit centers and acquired centers aggregating $753,000 in fiscal 1996 (relating to 27 centers) as compared to $441,000 in fiscal 1995 (relating to 20 centers). Also, the Company continues to add exclusively leased facilities which typically produce lower margins than the Company's owned facilities due to the additional rent expense.

    Marketing expenses increased from $929,000, or 1.7% of revenues, in fiscal 1995 to $1,038,000, or 1.6% of revenues, in fiscal 1996. This increase was primarily due to the additional marketing expenses relating to the opening or acquisition of 27 new centers in fiscal 1996 as well as a full year of expense for the 21 new centers opened or acquired in fiscal 1995.

    General and administrative expenses remained flat at $5.1 million in both fiscal 1995 and 1996. As a percentage of revenues, however, general and administrative expenses decreased from 9.1% in fiscal 1995 to 7.8% in fiscal 1996, due primarily to operating leverage provided by higher revenues.

    Revaluation of land held for disposal represents a $612,000 charge required in fiscal 1996 to reduce the carrying value of the land held for disposal to its estimated net realizable value. See Note 5 of the Notes to the Consolidated Financial Statements included as part of Item 8 of this Report.

    Interest expense decreased from $2.1 million in fiscal 1995 to $1.8 million in fiscal 1996. This decrease was due to repayment of approximately $17.4 million of the Company's outstanding indebtedness with net proceeds from the Offering, partially offset by new indebtedness incurred with the acquisition of centers, as well as increasing interest rates. As a percentage of revenues, interest expense decreased from 3.9% in fiscal 1995 to 2.7% in fiscal 1996.

    The provision for income tax increased from $1.1 million (an effective rate of 38.1%) in fiscal 1995 to $1.4 million (an effective rate of 38.5%) in fiscal 1996.

    For fiscal 1996, the Company recorded an extraordinary item of $148,000 (net of income taxes of $93,000), which primarily represents a gain realized upon the retirement of the Company's subordinated debt in connection with the Offering.

    As a result of the foregoing changes, the Company's net income increased from $1.9 million, or 3.4% of revenues, in fiscal 1995 to $2.4 million, or 3.7% of revenues, in fiscal 1996.

 LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary cash requirements during fiscal 1996 and 1997 were new center expansion (through development of build-to-suit centers, new leases and acquisitions), maintenance of existing centers and the repayment of debt and related interest. Prior to the Offering, these requirements were generally satisfied out of operating cash flows and borrowings available under the Company's secured $2.6 million revolving line of credit, which bore interest at prime plus 2%. Subsequent to the Offering, the Company's bank loans and subordinated debt were repaid in full. Accordingly, the Company's primary cash requirements for fiscal 1998 will be its new center expansion program and maintenance of existing centers. The Company believes that operating cash flows, together with amounts available under a $10 million unsecured revolving line of credit facility will be sufficient to satisfy the Company's anticipated cash requirements on both a long-term and short-term basis. The line of credit bears annual interest at either the prime rate or an adjusted Eurodollar based rate, at the Company's option.

    Net cash provided by operations was $5.6 million during fiscal 1997 and $4.1 million during fiscal 1996. During the fiscal 1997 period, cash provided by operations, together with proceeds from the sale of assets ($0.2 million), was principally used to add 37 centers and to make capital improvements to existing centers (aggregating $3.8 million), to repay current installments due on acquisition debt ($0.6 million), and to increase cash balances ($1.4 million). During fiscal 1997, and at March 28, 1997, no borrowings were incurred under the Company's line of credit.

    During fiscal 1997, the Company opened or acquired 37 centers, consisting of 8 build-to-suit centers or new leases, with the balance coming from acquisitions. The cash required to open a build-to-suit center, consisting of capital expenditures for lease improvements and initial start-up costs, was approximately $90,000 for fiscal 1997, with each center typically experiencing additional cash requirements of $40,000 to $70,000 during its first six to nine months of operation. The costs for the Company's acquisitions vary considerably depending, in part, upon the profitability and maturity of the centers to be acquired, as well as their size and number. The Company has historically targeted an acquisition price ranging from $100,000 to $250,000 per center and provides for cash down payments generally ranging from 30% to 70% of the acquisition price. On occasion, the Company has been required to invest an additional $10,000 to $50,000 to bring certain acquired centers up to the Company's standards.

    During fiscal year 1998, the Company estimates opening or acquiring 27 to 32 centers. While the financial impact of acquired centers will vary with the economic impact and size of each transaction, the Company's build-to-suit cash requirements per center should not change substantially from prior years. The Company's estimated total cash requirements for center expansion and ongoing maintenance of existing centers should approximate $4.6 million in fiscal 1998. An acquisition of a larger multi-unit operator could increase these cash requirements.

EFFECT ON INFLATION

    The Company does not believe that inflation has had a material effect on the results of its operations in the past three fiscal years.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by this Item are included in the Consolidated Financial Statements set forth on pages F-1 through F-18, attached hereto and found following the signature page of this Report.



ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 Set forth below is certain information with respect to the executive officers of the Company.

                        Name                Age                         Position
                        ----                ---                         --------
             Harold A. Lewis                51     President and Chief Executive Officer

             Michael M. Yeager              38     Vice President, Chief Financial Officer,
                                                        Secretary and Treasurer


             Deborah D. Ludwig              43     Vice President - Eastern Region


             Taylor V. Ward                 43     Vice President - Western Region

             William H. Van Huis            40     Vice President - Marketing



         Each of the executive officers of the Company have held the positions with the Company set forth above since the Company's incorporation in November 1995. In addition, each has served in the following positions:

         Harold A. Lewis has been the President and Chief Executive Officer and a director of Childtime Childcare, Inc. since August 1991. From 1990 to 1991, he was Chief Operating Officer International Operations of U.S. Travel Systems, Inc., a national, multi-unit travel company headquartered in Rockville, Maryland. From 1989 to 1990, Mr. Lewis was Chief Operating Officer of U.S. Travel Systems, Inc. Mr. Lewis' previous experience includes 14 years with The Dun & Bradstreet Corporation in New York, most recently as President of one of its subsidiaries, Thomas Cook Travel USA, a national multi-unit travel company. Mr. Lewis holds an M.B.A. from New York University.

         Michael M. Yeager has served as Chief Financial Officer, Secretary and Treasurer of Childtime Childcare, Inc. since April 1991. From 1987 until he joined the Company, Mr. Yeager held various executive level positions, including Chief Financial Officer and Director of International Operations and Regional Controller, for Domino's Pizza Distribution Corporation, located in Ann Arbor, Michigan, a multi-unit food manufacturer and distributor. Mr. Yeager, a certified public accountant, has a B.A. from Albion College.

         Deborah D. Ludwig has been the Vice President-Eastern Region of Childtime Childcare, Inc. since June 1992 and served as Executive Vice President and General Manager of Childtime Childcare, Inc. from July 1990 to June 1992. Ms. Ludwig also served as a director of Childtime Childcare, Inc. from July 1990 until November 1995. She has a 22-year career in child care, 17 of which are with the Company and its predecessor, GCC. Ms. Ludwig has an Associates Degree from Mott Community College in Early Childhood Development and a B.A. from the University of Michigan.

         Taylor V. Ward has been the Vice President-Western Region of Childtime Childcare, Inc. since June 1992. From 1982 until joining the Company, Ms. Ward served as a District Manager for KinderCare Learning Centers in the Texas, California and Nevada areas. Ms. Ward holds degrees in Accounting from Wichita State University and in Early Childhood Development from Southwest Texas State University, and she has substantially completed her course work for a Masters of Science in Communications from Southwest Texas State University.

         William H. Van Huis has been the Vice President of Marketing of Childtime Childcare, Inc. since November 1990. In addition to supervising the marketing and advertising of the Company's centers, Mr. Van Huis is also responsible for developing employer-sponsored child care locations. From 1986 to 1990, Mr. Van Huis was National Marketing Manager for Ziebart International Corporation/TKD North America, an automotive aftermarket firm located in Troy, Michigan. He holds a B.A. from Michigan State University.

         Additional information required by this Item will be contained in the 1997 Proxy Statement of the Company under the caption, "Election of Directors," and is incorporated herein by reference.



ITEM 11.      EXECUTIVE COMPENSATION

         Information required by this Item will be contained in the 1997 Proxy Statement of the Company under the captions, "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Committees of the Board of Directors" and "Director Compensation," and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item will be contained in the 1997 Proxy Statement of the Company under the captions, "Election of Directors" and "Principal Shareholders," and is incorporated herein by reference.



ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item will be contained in the 1997 Proxy Statement under the caption, "Certain Transactions," and is incorporated herein by reference.




                                    PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE,
              AND REPORTS ON FORM 8-K

     (a)      1.       FINANCIAL STATEMENTS

                       The financial statements filed with this Report are listed on page F-1.

              2.       FINANCIAL STATEMENTS SCHEDULES

                       The financial statement schedule filed with this Report is listed on page F-1. Other financial statement schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and, therefore, have been omitted.

              3.       EXHIBITS

                       The exhibits filed with this Report are listed on the "Exhibit Index" on pages E-1 through E-2.

     (b)      REPORTS ON FORM 8-K

              No current Reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended March 28, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 16, 1997.


                                  CHILDTIME LEARNING CENTERS, INC.


                                  By:   /s/ Harold A. Lewis
                                        -------------------------------------
                                        Harold A. Lewis,
                                        President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on June 16, 1997.


         SIGNATURE
         ---------
                                                            TITLE
                                                            -----
/s/ Harold A. Lewis               President, Chief Executive Officer and Director
---------------------------       (Principal Executive Officer)
Harold A. Lewis

/s/ Michael M. Yeager             Vice President and Chief Financial Officer
---------------------------       (Principal Financial and Accounting Officer)
Michael M. Yeager


/s/ Milton H. Dresner             Director
---------------------------
Milton H. Dresner

/s/ James W. Geisz                Director
---------------------------
James W. Geisz

/s/ George A. Kellner             Director
---------------------------
George A. Kellner


/s/ Leonard C. Tylka              Director
---------------------------
Leonard C. Tylka


/s/ Jason K. Feld                 Director
---------------------------
Jason K. Feld


/s/ Benjamin R. Jacobson          Director
---------------------------
Benjamin R. Jacobson

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Childtime Learning Centers, Inc. are referred to in Item 8:

                                                                           PAGES

       Report of Independent Accountants ...........................         F-2

       Financial Statements:
         Consolidated Balance Sheet ................................         F-3
         Consolidated Statement of Income ..........................         F-4
         Consolidated Statement of Changes in Common
             Stock Purchase Warrant and Shareholders' Equity .......         F-5
         Consolidated Statement of Cash Flows ......................         F-6
         Notes to Consolidated Financial Statements ................  F-7 - F-18

The following consolidated financial statement schedule of Childtime Learning Centers, Inc. is included herein:


             Schedule II  - Valuation and qualifying accounts ......         S-1


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT A CCOUNTANTS

To the Board of Directors and Shareholders of Childtime Learning Centers, Inc. and Subsidiary:

We have audited the consolidated financial statements and financial statement schedule of Childtime Learning Centers, Inc. and Subsidiary listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Childtime Learning Centers, Inc. and Subsidiary as of March 29, 1996 and March 28, 1997, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended March 28, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P


Detroit, Michigan
May 27, 1997

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET


                                                                                                       MARCH 29,       MARCH 28,
                                                     ASSETS                                              1996          1997
                                                                                                      ------------  ------------
Current assets:
 Cash and cash equivalents                                                                            $ 2,313,469     $ 3,733,174
 Accounts receivable, less allowance for doubtful accounts of $125,000 and $185,000, respectively       1,728,682       1,956,105
 Prepaid expenses and other                                                                             1,174,486       1,412,273
 Deferred income taxes                                                                                    620,000         904,000
                                                                                                      -----------     -----------

        Total current assets                                                                            5,836,637       8,005,552
                                                                                                      -----------     -----------

Land, buildings and equipment:
 Land                                                                                                  10,220,000      10,220,000
 Buildings                                                                                             19,392,528      19,504,681
 Vehicles, furniture and equipment                                                                      6,251,095       7,161,356
 Leasehold improvements                                                                                 4,628,327       5,296,298
                                                                                                      -----------     -----------

                                                                                                       40,491,950      42,182,335
        Less accumulated depreciation and amortization                                                 (7,049,522)     (8,125,974)
                                                                                                      -----------     -----------

                                                                                                       33,442,428      34,056,361
 Land held for disposal                                                                                   739,600         594,450
                                                                                                      -----------     -----------

                                                                                                       34,182,028      34,650,811
                                                                                                      -----------     -----------

Other noncurrent assets:
 Intangible assets, net                                                                                 4,187,242       7,039,602
 Refundable deposits and other                                                                            482,257         590,472
                                                                                                      -----------     -----------

        Total assets                                                                                  $44,688,164     $50,286,437
                                                                                                      ===========     ===========

                                                     LIABILITIES

Current liabilities:
 Current maturities of long-term debt                                                                 $   426,353     $   686,453
 Accounts payable                                                                                       1,245,018       1,271,001
 Accrued wages and payroll taxes                                                                        2,060,037       1,940,409
 Accrued vacation                                                                                         703,078         807,729
 Other current liabilities                                                                              1,919,474       2,568,012
                                                                                                      -----------     -----------

        Total current liabilities                                                                       6,353,960       7,273,604

Long-term debt                                                                                            809,364       1,585,599
Deferred income taxes                                                                                   4,571,000       3,898,000
                                                                                                      -----------     -----------

        Total liabilities                                                                              11,734,324      12,757,203
                                                                                                      -----------     -----------

Common stock purchase warrant                                                                           1,440,000       1,440,000
Commitments and contingencies                                                                                -               -

                                                     SHAREHOLDERS' EQUITY

Common stock, 10,000,000 shares authorized, no par value; 5,227,811 issued and outstanding             29,363,816      29,363,816
Preferred stock, 1,000,000 shares authorized, no par value; no shares issued or outstanding                -             -
Subscriptions receivable                                                                                  (64,171)         (3,441)
Retained earnings                                                                                       2,214,195       6,728,859
                                                                                                      -----------     -----------

        Total shareholders' equity                                                                     31,513,840      36,089,234
                                                                                                      -----------     -----------
        Total liabilities and shareholders' equity                                                    $44,688,164     $50,286,437
                                                                                                      ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME


                                                                             FISCAL YEARS ENDED
                                                                MARCH 31,        MARCH 29,       MARCH 28,
                                                                  1995             1996            1997
                                                               ------------     -----------     ------------
Revenues                                                       $55,338,967      $65,623,027     $78,633,673
Cost of revenues                                                44,596,505       53,726,106      66,111,784
                                                               -----------      -----------     -----------

  Gross profit                                                  10,742,462       11,896,921      12,521,889

Marketing expenses                                                 928,746        1,037,449       1,161,049
General and administrative expenses                              5,072,847        5,139,408       5,392,966
Revaluation of land held for disposal                                 -             611,568            -
                                                               -----------      -----------     -----------

  Operating income                                               4,740,869        5,108,496       5,967,874

Interest expense                                                 2,134,692        1,800,116         159,927
Interest income                                                       (170)         (38,669)       (188,564)
Other income, net                                                 (385,735)        (331,223)       (399,153)
                                                               -----------      -----------     -----------

  Income before income taxes and extraordinary item              2,992,082        3,678,272       6,395,664

Income tax provision                                             1,140,000        1,416,000       1,881,000
                                                               -----------      -----------     -----------

  Income before extraordinary item                               1,852,082        2,262,272       4,514,664

Extraordinary item, net gain on early retirement of debt,
  net of income taxes of $93,000                                      -             148,000            -
                                                               -----------      -----------     -----------

  Net income                                                   $ 1,852,082      $ 2,410,272     $ 4,514,664
                                                               ===========      ===========     ===========

Weighted average shares outstanding                              3,280,486        3,783,855       5,429,322
                                                               ===========      ===========     ===========

Earnings per share before extraordinary item                   $      0.48      $      0.60     $      0.83
Extraordinary item                                                    -                0.04            -
                                                               -----------      -----------     -----------
Earnings per share after extraordinary item                    $      0.48      $      0.64     $      0.83
                                                               ===========      ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCK PURCHASE WARRANT AND SHAREHOLDERS' EQUITY


                                                              SHAREHOLDERS' EQUITY
                                          -----------------------------------------------------------------------
                               COMMON                                                   RETAINED
                                STOCK                                                   EARNINGS
                              PURCHASE    COMMON STOCK                 SUBSCRIPTIONS  (ACCUMULATED
                               WARRANT       SHARES         AMOUNT      RECEIVABLE      DEFICIT)        TOTAL
                             -----------  -------------  ------------  -------------  -------------  ------------
Balances, April 1, 1994      $ 1,160,000      3,270,936  $ 10,262,916    $ (209,548)    $(2,048,159)  $ 8,005,209

Issuance of shares                  -            29,375       169,200          -               -          169,200

Collection of subscriptions
        receivable                  -              -             -           59,388            -           59,388

Purchase of common shares           -            (2,500)       (7,200)         -               -           (7,200)

Net income                          -              -             -             -          1,852,082     1,852,082

Accretion to fair value          280,000           -         (280,000)         -               -         (280,000)
                             -----------      ---------  ------------    ----------     -----------   -----------

Balances, March 31, 1995       1,440,000      3,297,811    10,144,916      (150,160)       (196,077)    9,798,679

Issuance of shares                  -         1,930,000    19,218,900          -               -       19,218,900

Collection of subscriptions
        receivable                  -              -             -           85,989            -           85,989

Net income                          -              -             -             -          2,410,272     2,410,272
                             -----------      ---------  ------------    ----------     -----------   -----------

Balances, March 29, 1996       1,440,000      5,227,811    29,363,816       (64,171)      2,214,195    31,513,840

Collection of subscriptions
        receivable                                                           60,730                        60,730

Net income                                                                                4,514,664     4,514,664
                             -----------      ---------  ------------    ----------     -----------   -----------

Balances, March 28, 1997     $ 1,440,000      5,227,811  $ 29,363,816    $   (3,441)    $ 6,728,859   $36,089,234
                             ===========      =========  ============    ==========     ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                              FISCAL YEARS ENDED
                                                                                MARCH 31,        MARCH 29,        MARCH 28,
                                                                                   1995            1996             1997
                                                                               -----------     ------------     -----------
Cash flows from operating activities:
  Net income                                                                   $ 1,852,082     $  2,410,272     $ 4,514,664
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                1,410,377        1,575,769       1,855,533
    Deferred income taxes                                                          288,000         (145,000)       (957,000)
    Interest expense on subordinated note                                          390,652          200,000            -
    Losses and provisions for losses on land, buildings, equipment and land
        held for disposal                                                          139,014          601,255           8,048
    Lease subsidy income                                                          (400,000)        (200,000)           -
    Changes in assets and liabilities providing (consuming) cash:
        Accounts receivable                                                       (699,541)         (68,430)       (227,423)
        Prepaid expenses and other assets                                          194,738         (557,696)       (237,787)
        Accounts payable, accruals, and other current liabilities                1,094,663          234,858         659,544
                                                                               -----------     ------------     -----------

        Net cash provided by operating activities                                4,269,985        4,051,028       5,615,579
                                                                               -----------     ------------     -----------

Cash flows from investing activities:
    Expenditures for land, buildings and equipment                              (1,189,828)      (2,211,405)     (1,968,524)
    Acquisition of intangible assets                                              (691,487)      (1,899,990)     (1,767,621)
    Proceeds from sales of land, buildings and equipment                           233,675        1,247,700         173,076
    Payments for refundable deposits and other assets                              (64,746)        (210,290)       (108,215)
                                                                               -----------     ------------     -----------

        Net cash used in investing activities                                   (1,712,386)      (3,073,985)     (3,671,284)
                                                                               -----------     ------------     -----------

Cash flows from financing activities:
    Payments on revolving line of credit, net                                     (419,506)            -               -
    Payments on long-term debt                                                  (2,359,044)     (18,188,211)       (583,098)
    Deferred financing costs                                                          -             (20,664)         (2,222)
    Issuance of shares, net of subscriptions receivable                            228,588       19,304,889          60,730
    Purchase of common stock                                                        (7,200)            -               -
                                                                               -----------     ------------     -----------

        Net cash provided by (used in) financing activities                     (2,557,162)       1,096,014        (524,590)
                                                                               -----------     ------------     -----------

Net increase in cash and cash equivalents                                              437        2,073,057       1,419,705

Cash and cash equivalents, beginning of year                                       239,975          240,412       2,313,469
                                                                               -----------     ------------     -----------
Cash and cash equivalents, end of year                                         $   240,412     $  2,313,469     $ 3,733,174
                                                                               ===========     ============     ===========

The accompanying notes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  PRINCIPLES OF CONSOLIDATION AND CORPORATE ORGANIZATION:

    The consolidated financial statements as of March 29, 1996 and March 28, 1997, include the accounts of Childtime Learning Centers, Inc. and its wholly owned subsidiary, Childtime Childcare, Inc. ("Childtime") (together referred to as the "Company"). All significant intercompany items have been eliminated.

    On November 2, 1995, Childtime Learning Centers, Inc. was incorporated with nominal authorized capital. Upon consummation of the merger and related exchange of shares (the "Merger") of Childtime Learning Centers, Inc. and KD Acquisition Corporation, 3,297,811 shares of Childtime Learning Centers, Inc. Common Stock were exchanged for 13,191,244 of issued and outstanding shares of KD Acquisition Corporation. As a result of such exchange, the then current shareholders of Childtime Learning Centers, Inc. owned all of its issued and outstanding shares of common stock in the same proportion as their prior ownership of shares of KD Acquisition Corporation. This transaction constituted a reorganization of companies under common control and was accounted for in a manner similar to a pooling of interests, and as a result there are no changes in the basis and accountability of assets and liabilities. This structure was chosen to change the state of incorporation while ensuring compliance with certain state licensing requirements. There are minimal differences in the financial statements before the Merger and after the Merger. All common share data included in the consolidated financial statements and notes have been retroactively adjusted to reflect the Merger.

    On July 9, 1990, KD Acquisition Corporation acquired all of the common stock of Gerber Children's Centers, Inc., a subsidiary of Gerber Products Company. Gerber Children's Centers subsequently changed its name to Childtime Childcare, Inc.

    As of March 28, 1997, the Company provides for-profit child care through 211 child care centers located in 15 states and the District of Columbia.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    a. FISCAL YEAR: The Company utilizes a 52-53 week fiscal year (comprised of 13 four-week periods), ending on the Friday closest to March 31. The fiscal years ended March 31, 1995, March 29, 1996 and March 28, 1997 all contained 52 weeks.

    b. LAND, BUILDINGS AND EQUIPMENT: Land, buildings and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets (generally 40 years for buildings and between 3 and 15 years for vehicles, furniture and equipment). Leasehold improvements are recorded at cost and amortized on a straight-line basis over the lesser of the estimated useful life of the leasehold improvement or the life of the lease. Gains and losses on sales and retirements are included in the determination of the results of operations. Maintenance and repair costs and preopening costs for new centers are charged to operating expense in the period incurred.

    c. DEFERRED FINANCING COSTS: Costs related to the issuance of debt are deferred and amortized over the life of the underlying indebtedness. Accumulated amortization at March 29, 1996 and March 28, 1997 was $641 and $11,563, respectively.

    d. INTANGIBLE ASSETS: Intangible assets represent principally the unamortized excess of the cost of acquiring Childtime and other acquisitions of existing child care facilities over the fair values of the companies' net tangible assets at the dates of acquisition. The intangible assets are being amortized using a straight-line method over various periods up to 20 years with such amortization expense included in cost of revenues. Accumulated amortization at March 29, 1996 and March 28, 1997 was $844,385 and $1,336,843, respectively.

    e. INCOME TAXES: The Company provides for income taxes for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

    f. CASH AND CASH EQUIVALENTS: The Company considers all temporary investments with original maturities of three months or less at time of purchase to be cash equivalents.

    g. RISK CONCENTRATION: Accounts receivable is the principal financial instrument which subjects the Company to concentration of credit risk. Concentration of credit risk is somewhat limited due to the Company's large number, diversity and dispersion of customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable.

    h. COMMON STOCK PURCHASE WARRANT: The common stock purchase warrant was initially recorded at its estimated fair value at the date of issuance, July 9, 1990. The Company's policy was to record changes in the estimated fair value of the common stock purchase warrant only to the extent it exceeded the carrying value for the periods in which the lender had the right to put the common stock purchase warrant to the Company. The right to put the common stock purchase warrant expired on February 2, 1996.

    i.   COMMON STOCK AND EARNINGS PER SHARE:   For the fiscal years ended
         March 29, 1996 and March 28, 1997, earnings per share has been calculated by dividing net income by the weighted average common shares outstanding, assuming exercise of the common stock purchase warrant.

         Earnings per share for the year ended March 31, 1995 are calculated in accordance with Emerging Issues Task Force Abstract 88-9, "Put Warrants." Under this guidance, earnings per share presented is the most dilutive result of two different methods of calculation.

         Stock options outstanding are anti-dilutive and have been excluded from weighted average shares outstanding.

    j. REVENUE RECOGNITION: Substantially, all of the Company's revenues are derived from providing child care services, for which revenues are recognized as the services are provided. Revenues for child care services provided under management contract arrangements with employers are also recognized as the services are provided.

    k.   PRE-OPENING COSTS:  Pre-opening costs are expensed as incurred.

    l. ADVERTISING EXPENSES: Yellow pages advertising is paid in advance and recorded as a prepaid expense which is amortized over the one year publication period. Direct mailing costs are incurred at various times during the fiscal year and are expensed over the period in which revenues are generated and recognized (generally measured in months and less than one year). All other marketing costs are treated as period expenses and, accordingly, are directly expensed in the period incurred.

    m. USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    n. RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS: In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 superseded APB 15, "Earnings Per Share," and simplified the computation of earnings per share ("EPS") by replacing the "primary" EPS requirements of APB 15 with a "basic" EPS computation based upon weighted shares outstanding. The new standard requires presentation of both basic and diluted EPS. Diluted EPS is similar to "fully diluted" EPS required under APB 15. The Company will adopt the provisions of this statement, as required, in fiscal 1998. The adoption of this statement is not expected to have a material effect on EPS.

    o.   RECLASSIFICATIONS:  Certain amounts for the fiscal years ended
         March 31, 1995 and March 29, 1996 have been reclassified to conform to presentation adopted in fiscal 1997.


3.  INITIAL PUBLIC OFFERING:

    On February 2, 1996 and March 1, 1996, the Company sold 1,700,000 shares and 230,000 shares, respectively, of common stock, no par value, for $11.00 per share to the public and received net proceeds aggregating $19,218,900 after deducting underwriting discounts and commissions, and offering expenses. Approximately $17,400,000 of the net proceeds were used to retire debt.

    During the 1996 fiscal year, in connection with the retirement of this indebtedness, the Company negotiated a $300,000 reduction in the subordinated note payable and wrote-off $59,000 of unamortized deferred financing costs. The $148,000 gain, net of income taxes of $93,000, is reflected as an extraordinary item in the accompanying consolidated statement of income.


4.  OTHER CURRENT ASSETS AND LIABILITIES:

    Included in prepaid expenses and other current assets are prepaid rental expense and prepaid property tax expense of $462,330 and $219,505 at March 29, 1996 and $610,728 and $249,902 at March 28, 1997, respectively.
    Included in other current liabilities are unearned revenue and accrued workers' compensation expense of $363,170 and $341,614 at March 29, 1996 and $440,298 and $731,740 at March 28, 1997, respectively.

5.  LAND HELD FOR DISPOSAL:

    From July 9, 1990 to March 31, 1995, land held for disposal was carried at its estimated fair market value which was based on the carrying values provided by the seller. In fiscal 1996, the carrying value of land held for disposal was determined on a parcel-by-parcel basis based upon independent appraisals. As a result, a $611,568 loss is included in the accompanying consolidated statement of income as revaluation of the property to its appraised value.

    The estimated fair market value of land held for disposal in subsequent periods is evaluated on a parcel-by-parcel basis using estimates of real estate price changes and other factors considered by the 1996 appraisals. Declines in estimated net realizable value are recorded in the period they are known.


6.  FINANCING ARRANGEMENTS:

    Financing arrangements consist of the following:

                                                                          MARCH 29,    MARCH 28,
                                                                            1996         1997
                                                                        -----------  -----------

Notes payable to a corporation, interest at prime plus 1 percent, quarterly principal payments of $34,000, plus interest, remaining
  principal balance payable October 2001                                       -       $ 612,000

Notes payable to a corporation, interest at 8 percent per year, quarterly principal payments of $16,752, plus interest, remaining
  principal balance payable January 2004                                       -         452,303

Notes payable to various corporations, interest at various fixed rates ranging from 7.9 to 10.95 percent and variable rates ranging from prime to prime plus 1 percent, various payment terms with
  original maturities ranging from two to six years                     $ 1,235,717    1,207,749
                                                                        -----------  -----------

                                                                          1,235,717    2,272,052

 Less current maturities of long-term debt                                  426,353      686,453
                                                                        -----------  -----------

                                                                        $   809,364  $ 1,585,599
                                                                        ===========  ===========


    At March 28, 1997, aggregate principal payments due on the long-term debt over the next five years are as follows:

1998                                                    $  686,453
1999                                                       534,991
2000                                                       396,047
2001                                                       313,277
2002 and thereafter                                        341,284
                                                        ----------

                                                        $2,272,052
                                                        ==========

    At March 28, 1997, the Company's revolving line of credit is unsecured and provides for borrowings up to $10,000,000, with interest payable monthly at a variable rate, at the Company's option, based on either the prime rate or the Eurodollar rate. There were no outstanding borrowings under the line of credit at March 29, 1996 or March 28, 1997. The availability under the line of credit was reduced by an outstanding letter of credit in the amount of $400,000 at March 29, 1996 and $900,000 at March 28, 1997.
    Under this agreement, the Company is required to maintain certain financial ratios (as defined) and other financial conditions, the most restrictive of which requires the Company to maintain certain debt-to-equity ratios, a minimum fixed charge coverage and a minimum amount of tangible net worth. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets and transactions with affiliates.

    In connection with obtaining original acquisition financing in 1990, the Company issued a common stock purchase warrant to the former lender which entitled the former lender to purchase 201,511 shares of common stock. A fair value of $806,044 was originally ascribed to the common stock purchase warrant. Until the earlier of January 5, 1996 or the effectiveness of the registration statement relating to the Company's initial public offering of Common Stock, on February 2, 1996, the former lender had the right to put the common stock purchase warrant to the Company at a price equal to the fair value or book value of the common stock purchase warrant as defined in the Agreement. The Company had the right to call the common stock purchase warrant under similar terms. Subsequent to February 2, 1996 the former lender has the right to require the Company to register the shares issuable upon exercise of the warrant.

7.  INCOME TAXES:

    The income tax provision on income before income taxes and extraordinary item reflected in the consolidated statement of income consists of the following:

                    MARCH 31,    MARCH 29,    MARCH 28,
                     1995         1996         1997
                  -----------  -----------  -----------
Current:
 Federal          $   643,000  $ 1,270,000  $ 2,395,000
 State and local      209,000      291,000      443,000
                  -----------  -----------  -----------

                      852,000    1,561,000    2,838,000
                  -----------  -----------  -----------

Deferred:
 Federal              245,000     (123,000)    (813,000)
 State and local       43,000      (22,000)    (144,000)
                  -----------  -----------  -----------

                      288,000     (145,000)    (957,000)
                  -----------  -----------  -----------

                  $ 1,140,000  $ 1,416,000  $ 1,881,000
                  ===========  ===========  ===========

    Differences between the income tax provision on income before income taxes and extraordinary item reflected in the statement of income and that computed by applying the statutory federal income tax rate are attributable to the following:

                                                      MARCH 31,    MARCH 29,    MARCH 28,
                                                        1995         1996         1997
                                                    -----------  -----------  -----------
Income tax provision at the statutory federal rate  $ 1,017,000  $ 1,251,000  $ 2,175,000
State and local taxes, net of federal tax benefit       166,000      174,000      197,000
Internal Revenue Service settlement                        -            -        (600,000)
Other                                                   (43,000)      (9,000)     109,000
                                                    -----------  -----------  -----------

                                                    $ 1,140,000  $ 1,416,000  $ 1,881,000
                                                    ===========  ===========  ===========

    As previously disclosed, the Internal Revenue Service ("IRS") had challenged the deductibility of certain costs incurred by KD Acquisition Corporation in connection with its acquisition of the Company and had issued a Statutory Notice of Deficiency for the tax years 1991 - 1994. Accordingly, prior to March 29, 1996, the Company had not recognized for financial statement purposes the income tax benefit of approximately $900,000 associated with these deductions.

    During fiscal 1997, legislation was enacted by Congress which clarified certain provisions of the Internal Revenue Code related to the deductibility of such expenses. As a result of the enacted legislation, the Company and the IRS reached an agreement which resulted in a settlement at an amount substantially below that originally claimed. Accordingly, the accompanying consolidated statement of income includes a $600,000 credit in the income tax provision to reflect the settlement of this issue with the IRS.

    Temporary differences and carryforwards which give rise to deferred tax assets and (liabilities) are as follows:

                                                                        FISCAL YEARS
                                                        ------------------------------------------
                                                          DEFERRED        DEFERRED       DEFERRED
                                                            ASSET          ASSET          ASSET
                                                         (LIABILITY)    (LIABILITY)    (LIABILITY)
                                                         MARCH 31,        MARCH 29,      MARCH 28,
                                                            1995            1996          1997
                                                        -------------  ------------  -------------
Basis and depreciation differences of property          $ (3,712,000)  $ (3,671,000)  $ (3,898,000)
Provision for estimated expenses                             516,000        620,000        904,000
Other                                                       (900,000)      (900,000)          -
                                                        ------------   ------------   ------------

                                                        $ (4,096,000)  $ (3,951,000)  $ (2,994,000)
                                                        ============   ============   ============


8.  LEASES:

    The Company leases certain land and buildings, primarily children's centers and vehicles, under noncancelable operating leases with original terms ranging from 1 to 25 years. Certain leases contain purchase and renewal options, impose restrictions upon making certain payments and incurring additional debt, and may provide for contingent rents based upon a specified percentage of the gross revenues derived from operating a business at the lease facility. Rental expense for the years ended March 31, 1995, March 29, 1996 and March 28, 1997 was $4,910,788, $6,420,140
    and $8,293,895 respectively. These amounts included contingent rental expense of $213,630, $277,966 and $304,209 for the years ended March 31, 1995, March 29, 1996 and March 28, 1997, respectively.

    Future minimum rental commitments at March 28, 1997 for all noncancelable operating leases are as follows:

1998                                                    $ 9,431,189
1999                                                      9,026,078
2000                                                      8,516,945
2001                                                      7,871,522
2002                                                      7,524,663
Thereafter                                               61,840,292

    The Company is party to a lease subsidy agreement with Gerber Products Company, which requires semiannual payments of $200,000 to be made to the Company through March 31, 1997. Through October 1, 1995, the payments were in the form of dollar-for-dollar non cash reductions of the amounts owed by the Company to Gerber. Subsequent payments were paid directly to the Company. The payments are contingent upon the Company meeting certain conditions as set forth in the subsidy agreement. These conditions were met and $400,000 has been reflected as other income in the statement of income, for each of the three fiscal years during the three-year period ended March 28, 1997.


9.  EMPLOYEE BENEFIT PLAN:

    The Company has a 401(k) Savings and Retirement Plan (the "Plan") covering substantially all of its full-time employees. The Company matches 25 percent of employee contributions up to 4 percent of compensation. Employees may contribute up to 15 percent of compensation to the Plan. Amounts expensed for the years ended March 31, 1995, March 29, 1996 and March 28, 1997 were $56,694, $59,824 and $71,795, respectively.

10. STOCK OPTIONS:

    In November, 1995, the Company adopted the 1995 Stock Incentive Plan for Key Employees (the "Stock Option Plan"). The Stock Option Plan became effective, February 2, 1996, concurrent with the effectiveness of the registration statement relating to the Company's initial public offering of Common Stock. The aggregate number of shares which may be issued pursuant to the Stock Option Plan, is 300,000 shares. Options may be granted, or restricted stock awarded at the discretion of the Company's compensation committee from time to time at a range of 75 percent to 110 percent of the market value of the stock on the date on which such option is granted as defined in the Stock Option Plan. Each option granted under the plan shall expire in five to ten years from the date of grant, as defined in the Stock Option Plan. Restrictions on sale or transfer of stock awarded under the Stock Option Plan, if any, range from six months to five years. Vesting requirements are determined by the committee at the time of the grant, provided, however, no stock option may be exercisable prior to the expiration of six months from the date of grant, unless the Participant dies or becomes disabled prior thereto. The 65,000 options granted during fiscal 1996 vest evenly over a three year period.

    In addition, the Company adopted the Director Stock Option Plan, effective February 2, 1996, providing for annual grants of stock options to non-employee directors to purchase common stock at fair value as of the date of such grant. The aggregate number of shares which may be issued pursuant to the Director Stock Option Plan, is 75,000 shares. Each option grant under the plan shall expire in five years from the date of grant. Options vest in full on the first anniversary of the date of grant. During fiscal 1996, 15,000 options were granted under the plan.

    The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plans. If the Company had elected to recognize compensation cost of the Plans based on the fair value at the grant dates for awards under the plan, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                                    YEAR ENDED     YEAR ENDED
                                                  MAR. 29, 1996  MAR. 28, 1997
                                                  -------------  -------------
Net income:
 Before extraordinary item         As reported    $ 2,262,272    $ 4,514,664
                                   Pro forma      $ 2,250,196    $ 4,391,884

 After extraordinary item          As reported    $ 2,410,242    $ 4,514,664
                                   Pro forma      $ 2,398,196    $ 4,391,884

Earnings per share:
 Before extraordinary item         As reported    $      0.60    $      0.83
                                   Pro forma      $      0.59    $      0.81

 After extraordinary item          As reported    $      0.64    $      0.83
                                   Pro forma      $      0.63    $      0.81

    The fair value of the options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the "Black-Scholes" option-pricing model with the following weighted average assumptions for 1997 and 1996: no dividend yield; expected volatility of 64.7 percent; a risk free interest rate of 5.2 percent and an expected holding period of four years. Presented below is a summary of the status of the stock options held by employees of the Company as of March 28, 1997 and March 29, 1996:

                                                 YEAR ENDED           YEAR ENDED
                                               MAR. 29, 1996         MAR. 28, 1997
                                             ----------------      -----------------
                                                     WEIGHTED               WEIGHTED
                                                     AVERAGE                 AVERAGE
                                                     EXERCISE               EXERCISE
                   OPTIONS                   SHARES   PRICE        SHARES     PRICE
------------------------------------------   ------  --------      ------   --------
Options outstanding at beginning of period     -         -         80,000   $ 11.00
Granted                                      80,000  $ 11.00         -          -
Exercised                                      -         -           -          -
Forfeited/expired                              -         -            750     11.00
                                             ------  -------       ------   -------

Options outstanding at end of period         80,000  $ 11.00       79,250   $ 11.00
                                             ======  =======       ======   =======

Options exercisable                            -         -         36,418   $ 11.00
                                             ======  =======       ======   =======

    Fair value of options granted was equal to the exercise price on the date of grant. The weighted average remaining contractual life of obligations outstanding at March 28, 1997 is 4.6 years.


11. RELATED PARTY TRANSACTIONS:

    During fiscal 1995 and 1996, the Company incurred, pursuant to agreements which terminated on February 2, 1996, $250,000 per year for financial consulting and business management services provided by certain shareholders of the Company.

12. CONTINGENCIES:

    Various legal actions and other claims are pending or could be asserted against the Company. Litigation is subject to many uncertainties; the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not materially affect the financial position of the Company.


13. SUPPLEMENTAL CASH FLOW INFORMATION:

                                      MARCH 31,     MARCH 29,    MARCH 28,
                                         1995         1996         1997
                                     -----------  -----------  -----------
Cash payments during the year for:
 Interest                            $ 1,508,471  $ 1,532,441  $   164,469
 Income taxes                            664,937    1,770,342  $ 2,633,380

    In connection with the acquisition of certain assets, the Company incurred debt of $301,400, $1,085,000 and $1,619,433 in 1995, 1996 and 1997,
    respectively.

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)


                                                                  ADDITIONS CHARGED TO
                                                                 ---------------------
                                                  Balance at                                               Balance at
                                                  Beginning      Cost and       Other                          End
Description                                       of Period      Expenses      Accounts     Deductions      of Period
-----------------------------------------         ---------      --------      --------     ----------     ----------
Fiscal year ended March 31, 1995, reserve
for doubtful accounts and claims                  $      86      $     106     $       0    $     (93)     $      99
                                                  =========      =========     =========    =========      =========

Fiscal year ended March 29, 1996, reserve
for doubtful accounts and claims                  $      99      $     264     $       0    $    (238)     $     125
                                                  =========      =========     =========    =========      =========


Fiscal year ended March 28, 1997, reserve
for doubtful accounts and claims                  $     125      $     325     $       0    $    (265)     $     185
                                                  =========      =========     =========    =========      =========

                               INDEX TO EXHIBITS

Exhibit
Number
-------

   2        --      Merger Agreement between KD Acquisition Corporation
                    ("Acquisition") and the Registrant, filed as Exhibit 2 to the Registrant's Form S-1 Registration Statement
                    (Registration No. 33-99596), is incorporated herein by reference.

   3.1      --      Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.2 to the Registrant's Form S-1 Registration
                    Statement (Registration No. 33-99596), are incorporated herein by reference.

   3.2      --      Restated Bylaws of the Registrant, filed as Exhibit 3.4 to the Registrant's Form S-1 Registration Statement
                    (Registration No. 33-99596), are incorporated herein by reference.

   4.1      --      Common Stock Purchase Warrant between Security Pacific
                    Business Credit Inc. ("SPBC") and Acquisition, filed as
                    Exhibit 4.1 to the Registrant's  Form S-1 Registration
                    Statement (Registration No. 33-99596), is incorporated herein by reference.

   4.2      --      Credit Agreement between Childtime Childcare, Inc.
                    ("Childtime") and NBD Bank dated as of February 1, 1996, filed as Exhibit 4 to the Registrant's Form 10-Q for the quarter ended January 5, 1996, is incorporated herein by reference.

   4.3      --      Shareholders Agreement between the Company, Childcare
                    Associates,  KD Partners II, GCC Partners, Ltd., Lenard B.
                    Tessler and James W. Geisz dated as of July 9, 1990, together with amendments thereto dated January 4, 1993 and as of July 7, 1995, filed as Exhibit 4.3 to the Registrant's Form S-1 Registration Statement (Registration
                    No. 33-99596), is incorporated herein by reference.


   4.4      --      First Amendment to Common Stock Purchase Warrant between
                    SPBC and Acquisition dated as of December 28, 1995, filed as Exhibit 4.4 to the Registrant's Form S-1 Registration
                    Statement (Registration No. 33-99596), is incorporated herein by reference.


   9        --      Voting Agreement between Harold A. Lewis and George A.
                    Kellner dated January 8, 1996, filed as Exhibit 9 to the Registrant's Form S-1 Registration Statement
                    (Registration No. 33-99596), is incorporated herein by reference.

   10.1     --      Director Stock Option Plan, filed as Exhibit 10.1 to the
                    Registrant's Form   S-1 Registration Statement
                    (Registration No. 33-99596), is incorporated herein by reference.

   10.2     --      1995 Stock Incentive Plan for Key Employees, filed as
                    Exhibit 10.2 to the Registrant's Form S-1 Registration
                    Statement (Registration No. 33-99596), is incorporated herein by reference.

   10.3     --      Senior Management Subscription Agreement between
                    Acquisition and Harold A. Lewis dated as of September 30,
                    1992, filed as Exhibit 10.3 to the Registrant's Form S-1
                    Registration Statement (Registration No. 33-99596), is incorporated herein by reference.

   10.4     --      Representative form of Senior Management Subscription
                    Agreement between Acquisition and each of Deborah D.
                    Ludwig, William H. Van Huis, Taylor Ward and Michael M.
                    Yeager entered into in 1991 and 1992, filed as Exhibit 10.4 to the Registrant's Form S-1 Registration Statement
                    (Registration No. 33-99596), is incorporated herein by reference.

   10.5     --      Representative form of Senior Management Subscription
                    Agreement between Acquisition and each of Deborah D.
                    Ludwig, William H. Van Huis, Taylor Ward and Michael M.
                    Yeager dated as of November 18, 1994, filed as Exhibit 10.5 to the Registrant's Form S-1 Registration Statement
                    (Registration No. 33-99596), is incorporated herein by reference.

   10.6     --      Consulting Agreements dated July 9, 1990, between Childtime and each of KD Equities and TG Partners, together with Termination Agreements dated as of November 18, 1995, filed as Exhibit 10.6 to the Registrant's Form S-1 Registration
                    Statement (Registration No. 33-99596), is incorporated herein by reference.

   10.7     --      Employment Agreement between Childtime and Harold A. Lewis dated January 8, 1996, filed as Exhibit 10.8 to the Registrant's Form S-1 Registration Statement (Registration
                    No. 33-99596), is incorporated herein by reference.

   11       --      Computation of per share earnings

   21       --      List of Subsidiaries, filed as Exhibit 21 to the
                    Registrant's Form S-1 Registration Statement (Registration
                    No. 33-99596), is incorporated herein by reference.

   27       --      Financial Data Schedule