Form 10-Q
period 1997-07-18
CHILDTIME LEARNING CENTERS INC
filed 1997-08-22
CIK 1003648

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.    20549
                                   Form 10-Q

   (MARK ONE)
        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JULY 18, 1997

                                      OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM               TO
                                       -------------    ---------------


                        COMMISSION FILE NUMBER: 0-27656

                       CHILDTIME LEARNING CENTERS, INC.
            (Exact Name Of Registrant As Specified In Its Charter)


                  MICHIGAN                               38-3261854
       (State or other jurisdiction                   (I.R.S. Employer
         of incorporation)                            Identification No.)

                      38345 West Ten Mile Road, Suite 100
                       Farmington Hills, Michigan  48335
                   (Address of principal executive offices)


                                (248) 476-3200
             (Registrant's telephone number, including area code)


        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such
filing required for the past 90 days.    Yes [X]   No [ ]

        The number of shares of Registrant's Common Stock no par value per share, outstanding at August 18, 1997 was 5,227,811.




               Total number of pages included in Form 10-Q: 11

                   Index to Exhibits is located on page 10

         CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY

                                    Index

                                  FORM 10-Q

                 For the Quarterly Period Ended July 18, 1997



                                                                                 Page
                                                                                Number
                                                                                ------
PART I.  FINANCIAL INFORMATION

    ITEM 1.  Consolidated Financial Statements

                 A. Consolidated Balance Sheet                                     3
                      July 18, 1997 and March 28, 1997

                 B. Consolidated Statement of Income                               4
                      Sixteen Weeks Ended July 18, 1997 and July 19, 1996


                 C. Consolidated Statement of Cash Flows                           5
                      Sixteen Weeks Ended July 18, 1997 and July 19, 1996

                 D. Notes to Consolidated Financial Statements                    6-7

    ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                          8-9


PART II. OTHER INFORMATION

    ITEM 6.  Exhibits, Reports on Form 8-K, Signatures                            10



                                     PART I
                             FINANCIAL INFORMATION

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                                            July 18,          March 28,
                                                                                              1997               1997
                                                                                          (Unaudited)
                                                                                      -------------------  ----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                            $     3,364,927     $   3,733,174
  Accounts receivable, less allowance for doubtful accounts of $195,000                      3,096,555         1,956,105
    and $185,000, respectively
  Prepaid expenses and other                                                                 1,147,190         1,412,273
  Deferred income taxes                                                                        947,000           904,000
                                                                                       ---------------     -------------
       Total current assets                                                                  8,555,672         8,005,552
                                                                                       ---------------     -------------

Land, buildings and equipment:
  Land                                                                                      10,220,000        10,220,000
  Buildings                                                                                 19,557,920        19,504,681
  Vehicles, furniture and equipment                                                          7,748,613         7,161,356
  Leasehold improvements                                                                     5,334,527         5,296,298
                                                                                       ---------------     -------------
                                                                                            42,861,060        42,182,335

       Less accumulated depreciation and amortization                                       (8,581,857)       (8,125,974)
                                                                                       ---------------     -------------
                                                                                            34,279,203        34,056,361

  Land held for disposal                                                                       512,450           594,450
                                                                                       ---------------     -------------
                                                                                            34,791,653        34,650,811
                                                                                       ---------------     -------------

Other noncurrent assets:
  Intangible assets, net                                                                     9,169,416         7,039,602
  Refundable deposits and other                                                                668,059           590,472
                                                                                       ---------------     -------------
       Total assets                                                                    $    53,184,800     $  50,286,437
                                                                                       ===============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                                 $       796,369     $     686,453
  Accounts payable                                                                           1,273,060         1,271,001
  Accrued wages and payroll taxes                                                            1,972,967         1,940,409
  Accrued vacation                                                                             858,392           807,729
  Other current liabilities                                                                  3,078,399         2,568,012
                                                                                       ---------------     -------------
       Total current liabilities                                                             7,979,187         7,273,604

Long-term debt                                                                               2,314,632         1,585,599
Deferred income taxes                                                                        3,917,000         3,898,000
                                                                                       ---------------     -------------
       Total liabilities                                                                    14,210,819        12,757,203
                                                                                       ---------------     -------------

Common stock purchase warrant                                                                1,440,000         1,440,000
Commitments and contingencies                                                               ---                ---
                                                                                       ---------------     -------------

Shareholders' equity:
  Common stock, 10,000,000 shares authorized, no par value; 5,227,811
    issued and outstanding at July 18, 1997 and March 28, 1997                              29,363,816        29,363,816
  Preferred stock, 1,000,000 shares authorized, no par value; no shares
    issued or outstanding                                                                   ---                ---
  Subscriptions receivable                                                                      (2,092)           (3,441)
  Retained earnings                                                                          8,172,257         6,728,859
                                                                                       ---------------     -------------
       Total shareholders' equity                                                           37,533,981        36,089,234
                                                                                       ---------------     -------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $    53,184,800     $  50,286,437
                                                                                       ===============     =============


The accompanying notes are an integral part of the consolidated financial statements.

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)



                                                                     QUARTER-TO-DATE
                                                                   SIXTEEN WEEKS ENDED
                                                   --------------------------------------------------
                                                        JULY 18,                          JULY 19,
                                                           1997                             1996
                                                   ----------------                 -----------------
Revenues                                            $    28,543,276                   $    23,256,145
Cost of revenues                                         23,980,590                        19,091,526
                                                   ----------------                 -----------------
      GROSS PROFIT                                        4,562,686                         4,164,619


Marketing expenses                                          400,499                           343,550
General and administrative expenses                       1,816,778                         1,701,846
                                                   ----------------                 -----------------
      OPERATING INCOME                                    2,345,409                         2,119,223


Interest expense                                             69,368                            40,085
Interest income                                             (71,494)                          (65,358)
Other income, net                                            (5,863)                         (117,868)
                                                   ----------------                 -----------------
      INCOME BEFORE INCOME TAXES                          2,353,398                         2,262,364


Income tax provision                                        910,000                           876,000
                                                   ----------------                 -----------------


      NET INCOME                                    $     1,443,398                   $     1,386,364
                                                   ================                 =================





Weighted average shares outstanding                       5,429,322                         5,429,322
                                                   ================                 =================

Earnings per share                                  $          0.27                   $          0.26
                                                   ================                 =================





The accompanying notes are an integral part of the consolidated financial statements.

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                 YEAR-TO-DATE
                                                                                              SIXTEEN WEEKS ENDED
                                                                                     -------------------------------------
                                                                                         JULY 18,             JULY 19,
                                                                                           1997                 1996
                                                                                     --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $    1,443,398         $    1,386,364
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                                         702,888                520,166
      Deferred income taxes                                                                 (24,000)                24,000
      Gains on land, buildings and equipment                                                   (231)                (2,500)
  Changes in assets and liabilities providing (consuming) cash:
      Accounts receivable                                                                (1,140,450)                28,875
      Prepaid expenses, refundable deposits and other assets                                265,083                462,080
      Accounts payable, accruals and other current liabilities                              578,867                172,103
                                                                                     --------------         --------------

  Net cash provided by operating activities                                               1,825,555              2,591,088
                                                                                     --------------         --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for land, buildings and equipment                                           (680,309)              (469,443)
  Acquisition of intangible assets                                                       (1,321,429)              (252,904)
  Proceeds from sales of land, buildings and equipment                                      100,324                  2,500
  Payments for refundable deposits and other assets                                         (70,936)               (48,636)
                                                                                     --------------         --------------

  Net cash used in investing activities                                                  (1,972,350)              (768,483)
                                                                                     --------------         --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                                               (222,801)              (143,788)
  Issuance of shares, net of subscriptions receivable                                         1,349                 53,709
                                                                                     --------------         --------------

  Net cash used in financing activities                                                    (221,452)               (90,079)
                                                                                     --------------         --------------


Net increase (decrease) in cash and cash equivalents                                       (368,247)             1,732,526


Cash and cash equivalents, beginning of year                                              3,733,174              2,313,469
                                                                                     --------------         --------------


Cash and cash equivalents, end of period                                             $    3,364,927         $    4,045,995
                                                                                     ==============         ==============





The accompanying notes are an integral part of the consolidated financial statements.

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) GENERAL

     The consolidated financial statements of Childtime Learning Centers, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments necessary to fairly state the Company's financial condition, results of operations and its cash flows, for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's annual report for the fiscal year ended March 28, 1997.

(2) PRINCIPALS OF CONSOLIDATION AND CORPORATE ORGANIZATION

     The consolidated financial statements as of July 18, 1997, July 19, 1996 and March 28, 1997 include the accounts of Childtime Learning Centers, Inc. and its wholly owned subsidiary, Childtime Childcare, Inc. (together referred to as the "Company").

(3) FISCAL YEAR

     The Company utilizes a 52-53 week fiscal year ending on the Friday closest to March 31. Fiscal year 1997 contained 52 weeks, while fiscal year 1998 will contain 53 weeks. For both fiscal years 1997 and 1998, the first quarter contained sixteen weeks.

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

(5) EARNINGS PER SHARE

     For the sixteen weeks ended July 18, 1997, and July 19, 1996, earnings per share has been calculated by dividing net income by the weighted average common shares outstanding, including the common stock purchase warrant (201,511 shares).

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

(6) RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 superseded APB 15, "Earnings Per Share," and simplified the computation of earnings per share ("EPS") by replacing the "primary" EPS requirements of APB 15 with a "basic" EPS computation based upon weighted shares outstanding. The new standard requires presentation of both basic and diluted EPS. Diluted EPS is similar to "fully diluted" EPS required under APB
15. The Company will adopt the provisions of this statement, as required, in the third quarter of fiscal 1998. The adoption of this statement will not have a material effect on EPS.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosure about Segments of an Enterprise and Related Information". The Company will adopt the provisions of both of these statements, as required, for the year ended April 2, 1999. The Company believes that the statements will have no impact on its financial reporting and disclosures.

(7) ACCOUNTS RECEIVABLE

     Included in accounts receivable are reimbursable construction costs of $1,012,261 at July 18, 1997 and $19,259 at July 19, 1996. These costs represent cash paid by the Company during the construction phase of certain new build centers under an agreement pursuant to which the developer of such properties is to reimburse the Company for such costs.

(8) SUPPLEMENTAL CASH FLOW INFORMATION

     In connection with the acquisition of certain assets, the Company incurred debt of $1,061,750 during the sixteen weeks ended July 18, 1997 and $58,472 during the sixteen weeks ended July 19, 1996.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

GENERAL

     During the first quarter (sixteen weeks) of the fiscal year ending April 3, 1998, the Company acquired 14 centers, opened 4 centers and closed 1 center. Accordingly, as of July 18, 1997, the Company operated 228 centers. The results of centers opened, acquired or disposed of are included in the Company's financial statements from the date of opening, acquisition and through the date of disposition, as applicable. Accordingly, comparisons of year over year results could be influenced by the timing of such new openings, acquisitions or dispositions.

     The Company utilizes a 52-53 week ending on the Friday closest to March
31. The information presented herein refers to the sixteen weeks ended July 18, 1997 ("first quarter 1998") compared to the sixteen weeks ended July 19, 1996 ("first quarter 1997").

RESULTS OF OPERATIONS

     First quarter 1998 revenues increased to $28,543,000 from $23,256,000 for the first quarter 1997, a 22.7% increase. This increase was principally attributable to increased revenues from centers opened or acquired in fiscal 1997 ($4,000,000, or 17.2%) and centers opened or acquired in fiscal 1998 ($698,000, or 3.0%). The remaining change for the first quarter 1998 was principally attributable to the growth in comparable centers.

     First quarter 1998 gross profit increased to $4,563,000 (16.0% of revenues) from $4,165,000 (18.0% of revenues) for the first quarter 1997, a 9.6% increase. The increase in gross profit was principally from centers opened or acquired in fiscal 1997 ($516,000) and comparable center growth ($348,000). Gross operating losses from centers opened or acquired in fiscal 1998 ($444,000) partially offset these increases and was the principal cause of the decrease in gross profit as a percentage of revenues.

     Comparable center revenues (centers operating during all of year-to-date 1998 and year-to-date 1997) increased 3.0% ($603,000) for the first quarter 1998. The first quarter 1998 increase was principally the result of centers opened or acquired prior to fiscal 1997, partially offset by decreased center utilization in certain regional markets.

     Comparable center gross profit (centers operating during all of year-to-date 1998 and year-to-date 1997) increased 8.6% ($348,000) for the
first quarter 1998.    This growth in comparable center gross profit was
principally the result of the maturing of recently acquired centers.

     Marketing expenses increased to $400,000 for the first quarter 1998 from $344,000 for the first quarter 1997. This increase was primarily due to additional marketing expenses associated with the promotion and marketing activities for 228 centers as of the first quarter 1998, as compared to 181 centers at the end of the first quarter 1997. However, as a percentage of revenues, marketing expenses decreased to 1.4% of revenues for the first quarter 1998 from 1.5% of revenues for the first quarter 1997.

                   Management's Discussion and Analysis of
          Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - CONTINUED

     General and administrative expenses increased to $1,817,000 for the first quarter 1998 from $1,702,000 for the first quarter 1997. However, as a percentage of revenues, general and administrative expenses decreased to 6.4% of revenues for the first quarter 1998 from 7.3% of revenues for the first quarter 1997, due primarily to operating leverage provided by higher revenues.

     As a result of the foregoing changes, operating income increased to $2,345,000 for the first quarter 1998 from $2,119,000 for the first quarter 1997. The operating income change of $226,000 represents an increase of 10.7% over the first quarter 1997.

     Interest expense increased to $69,000 for the first quarter 1998 from $40,000 for the first quarter 1997. This increase was due to a net increase in debt incurred with the acquisition of centers.

     Other income decreased to $6,000 from $118,000 principally due to the expiration of a lease subsidy agreement at March 31, 1997.

     The provision for income taxes increased to $910,000 (an effective tax rate of 38.7%) for the first quarter 1998 from $876,000 (an effective tax rate of 38.7%) for the first quarter 1997.

     As a result of the foregoing changes, net income increased to $1,443,000, or 5.0% of revenues for the first quarter 1998, from $1,386,000, or 6.0% of revenues for the first quarter 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements currently consist of its new center expansion program and maintenance of existing centers. The Company believes that cash flow from operations, together with amounts available under a $10 million unsecured revolving line of credit facility, will be sufficient to satisfy the Company's anticipated cash requirements on both a long-term and short-term basis. The line of credit bears annual interest at either the prime rate or an adjusted Eurodollar based rate, at the Company's option.

     Net cash provided by operations decreased to $1,826,000 for the first quarter 1998, from $2,591,000 for the first quarter 1997. This decrease was principally due to the outlay of $1,000,000 of reimbursable construction costs related to certain new build centers. Year-to-date 1998 cash provided by operations, proceeds from the sale of assets of $100,000 and existing cash balances of $368,000 were principally used to add a net of 17 centers and make capital improvements to existing centers aggregating $2,002,000, as well as to pay down long-term debt of $223,000. The Company has incurred additional seller-financed notes payable of approximately $1,062,000 during the year-to-date 1998, related to the acquisition of centers, and did not utilize its unsecured revolving line of credit.

                                   PART II
                              OTHER INFORMATION

         CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY


Item 6  Exhibits and Reports on Form 8-K

    (a)  Index to Exhibits

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




                                CHILDTIME LEARNING CENTERS, INC.
                                (REGISTRANT)








                                /s/ Michael M. Yeager                   8/22/97
                                ----------------------------------------
                                Michael M. Yeager
                                Chief Financial Officer and Secretary-Treasurer (Duly Authorized Officer and Principal Financial Officer)

                              INDEX TO EXHIBITS


EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    27                                Financial Data Schedule (For SEC use only)