Form 10-Q
period 1997-10-10
CHILDTIME LEARNING CENTERS INC
filed 1997-11-14
CIK 1003648

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.    20549
                                   FORM 10-Q

  (MARK ONE)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 10, 1997

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
(State or other jurisdiction                (I.R.S. Employer Identification No.)
     of incorporation)


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

The number of shares of Registrant's Common Stock no par value per share, outstanding at November 10, 1997 was 5,227,811.





                Total number of pages included in Form 10-Q: 12

                    Index to Exhibits is located on page 11

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY

                                     Index

                                   FORM 10-Q

                For the Quarterly Period Ended October 10, 1997


                                                                                                          PAGE
                                                                                                         NUMBER
                                                                                                         ------
PART I.  FINANCIAL INFORMATION

    ITEM 1. Consolidated Financial Statements

                 A. Consolidated Balance Sheet                                                              3
                       October 10, 1997 and March 28, 1997

                 B. Consolidated Statement of Income                                                        4
                       Twelve Weeks Ended October 10, 1997 and October 11, 1996
                       Twenty-Eight Weeks Ended October 10, 1997 and October 11, 1996

                 C. Consolidated Statement of Cash Flows                                                    5
                       Twenty-Eight Weeks Ended October 10, 1997 and October 11, 1996

                 D. Notes to Consolidated Financial Statements                                             6-7

    ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations          8-10



PART II. OTHER INFORMATION

    ITEM 6. Exhibits, Reports on Form 8-K, Signatures                                                       11



SIGNATURES                                                                                                  11

                                     PART I
                             FINANCIAL INFORMATION

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                                  OCTOBER 10,        MARCH 28,
                                                                                      1997             1997
                                                                                  (UNAUDITED)
                                                                                 -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                      $   4,009,915    $   3,733,174
  Accounts receivable, less allowance for doubtful accounts of $205,000              2,633,144        1,956,105
    and $185,000, respectively
  Prepaid expenses and other                                                         1,597,120        1,412,273
  Deferred income taxes                                                              1,013,000          904,000
                                                                                 -------------    -------------
       Total current assets                                                          9,253,179        8,005,552
                                                                                 -------------    -------------

Land, buildings and equipment:
  Land                                                                              10,220,000       10,220,000
  Buildings                                                                         19,583,562       19,504,681
  Vehicles, furniture and equipment                                                  8,044,201        7,161,356
  Leasehold improvements                                                             5,539,234        5,296,298
                                                                                 -------------    -------------
                                                                                    43,386,997       42,182,335

       Less accumulated depreciation and amortization                               (8,826,805)      (8,125,974)
                                                                                 -------------    -------------
                                                                                    34,560,192       34,056,361

  Land held for disposal                                                               512,450          594,450
                                                                                 -------------    -------------
                                                                                    35,072,642       34,650,811
                                                                                 -------------    -------------

Other noncurrent assets:
  Intangible assets, net                                                             9,132,649        7,039,602
  Refundable deposits and other                                                        684,352          590,472
                                                                                 -------------    -------------

       TOTAL ASSETS                                                              $  54,142,822    $  50,286,437
                                                                                 =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                           $     762,089    $     686,453
  Accounts payable                                                                   1,417,441        1,271,001
  Accrued wages and payroll taxes                                                    2,003,107        1,940,409
  Accrued vacation                                                                     827,597          807,729
  Other current liabilities                                                          3,203,830        2,568,012
                                                                                 -------------    -------------
       Total current liabilities                                                     8,214,064        7,273,604

Long-term debt                                                                       2,188,759        1,585,599
Deferred income taxes                                                                3,965,000        3,898,000
                                                                                 -------------    -------------
       Total liabilities                                                            14,367,823       12,757,203
                                                                                 -------------    -------------

Common stock purchase warrant                                                        1,440,000        1,440,000
Commitments and contingencies                                                         ---              ---
                                                                                 -------------    -------------

Shareholders' equity:
  Common stock, 10,000,000 shares authorized, no par value; 5,227,811
    issued and outstanding at October 10, 1997 and March 28, 1997                   29,363,816       29,363,816
  Preferred stock, 1,000,000 shares authorized, no par value; no shares
    issued or outstanding                                                             ---              ---
  Subscriptions receivable                                                              (1,056)          (3,441)
  Retained earnings                                                                  8,972,239        6,728,859
                                                                                 -------------    -------------
       Total shareholders' equity                                                   38,334,999       36,089,234
                                                                                 -------------    -------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $  54,142,822    $  50,286,437
                                                                                 =============    =============


The accompanying notes are an integral part of the consolidated financial statements.

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)



                                                      QUARTER-TO-DATE                       YEAR-TO-DATE
                                                     TWELVE WEEKS ENDED               TWENTY-EIGHT WEEKS ENDED
                                               -------------------------------     -------------------------------
                                                 OCTOBER 10,      OCTOBER 11,        OCTOBER 10,      OCTOBER 11,
                                                    1997             1996               1997             1996
                                               --------------   --------------     --------------   --------------
Revenues                                       $   21,524,126   $   17,458,453     $   50,067,402   $   40,714,598
Cost of revenues                                   18,527,781       14,962,488         42,508,371       34,054,014
                                               --------------   --------------     --------------   --------------
      GROSS PROFIT                                  2,996,345        2,495,965          7,559,031        6,660,584


Marketing expenses                                    300,711          260,219            701,210          603,769
General and administrative expenses                 1,375,564        1,175,120          3,192,342        2,876,966
                                               --------------   --------------     --------------   --------------
      OPERATING INCOME                              1,320,070        1,060,626          3,665,479        3,179,849


Interest expense                                       66,576           32,562            135,944           72,647
Interest income                                       (42,066)         (46,573)          (113,560)        (111,931)
Other income, net                                      (5,422)         (94,772)           (11,285)        (212,640)
                                               --------------   --------------     --------------   --------------
      INCOME BEFORE INCOME TAXES                    1,300,982        1,169,409          3,654,380        3,431,773


Income tax provision                                  501,000          455,000          1,411,000        1,331,000
                                               --------------   --------------     --------------   --------------


      NET INCOME                               $      799,982   $      714,409     $    2,243,380   $    2,100,773
                                               ==============   ==============     ==============   ==============




Weighted average shares outstanding                 5,443,754        5,429,322          5,436,700        5,429,322
                                               ==============   ==============     ==============   ==============


Earnings per share                             $         0.15   $         0.13     $         0.41   $         0.39
                                               ==============   ==============     ==============   ==============





The accompanying notes are an integral part of the consolidated financial statements.

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                                                      YEAR-TO-DATE
                                                                                TWENTY-EIGHT WEEKS ENDED
                                                                              ----------------------------
                                                                               OCTOBER 10,     OCTOBER 11,
                                                                                  1997             1996
                                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $ 2,243,380      $ 2,100,773
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                                           1,227,650          913,079
        Deferred income taxes                                                     (42,000)          19,000
        Gains on land, buildings and equipment                                     12,466          (11,791)
   Changes in assets and liabilities providing (consuming) cash:
        Accounts receivable                                                      (677,039)        (566,143)
        Prepaid expenses, refundable deposits and other assets                   (184,847)         (69,786)
        Accounts payable, accruals and other current liabilities                  848,025          346,647
                                                                              -----------      -----------

   Net cash provided by operating activities                                    3,427,635        2,731,779
                                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for land, buildings and equipment                              (1,325,151)      (1,062,547)
   Acquisition of intangible assets                                            (1,406,618)        (533,576)
   Proceeds from sales of land, buildings and equipment                           105,324            9,150
   Payments for refundable deposits and other assets                              (93,880)         (72,346)
                                                                              -----------      -----------

   Net cash used in investing activities                                       (2,720,325)      (1,659,319)
                                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                                    (432,954)        (256,287)
   Issuance of shares, net of subscriptions receivable                              2,385           56,820
                                                                              -----------      -----------

   Net cash used in financing activities                                         (430,569)        (199,467)
                                                                              -----------      -----------

Net increase in cash and cash equivalents                                         276,741          872,993


Cash and cash equivalents, beginning of year                                    3,733,174        2,313,469
                                                                              -----------      -----------

Cash and cash equivalents, end of period                                      $ 4,009,915      $ 3,186,462
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

(2) PRINCIPALS OF CONSOLIDATION AND CORPORATE ORGANIZATION

        The consolidated financial statements as of October 10, 1997, October 11, 1996 and March 28, 1997 include the accounts of Childtime Learning Centers, Inc. and its wholly owned subsidiary, Childtime Childcare, Inc. (together referred to as the "Company").

(3) FISCAL YEAR

        The Company utilizes a 52-53 week fiscal year ending on the Friday closest to March 31. Fiscal year 1997 contained 52 weeks, while fiscal year 1998 will contain 53 weeks. For both fiscal years 1997 and 1998, the first quarter contained sixteen weeks while the second quarter contained twelve weeks.

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

(5) EARNINGS PER SHARE

        For the twelve weeks and twenty-eight weeks ended October 10, 1997, and October 11, 1996, earnings per share have been calculated by dividing net income by the weighted average common shares outstanding, including the common stock purchase warrant (201,511 shares).

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

(7) SUPPLEMENTAL CASH FLOW INFORMATION

        In connection with the acquisition of certain assets, the Company incurred seller-financed debt of $1,111,750 during the twenty-eight weeks ended October 10, 1997 and $327,353 during the twenty-eight weeks ended October 11, 1996.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

GENERAL

         During the first two quarters (twenty-eight weeks) of the fiscal year ending April 3, 1998, the Company acquired 15 centers, opened 6 centers and closed 1 center. Accordingly, as of October 10, 1997, the Company operated 231 centers. The results of centers opened, acquired or disposed of are included in the Company's financial statements from the date of opening or acquisition and through the date of disposition, as applicable. Accordingly, comparisons of year over year results could be influenced by the timing of such new openings, acquisitions or dispositions.

         The Company utilizes a 52-53 week ending on the Friday closest to March 31. The information presented herein refers to the twelve weeks ("second quarter 1998") and the twenty-eight weeks ("year-to-date 1998") ended October 10, 1997, compared to the twelve weeks ("second quarter 1997") and the twenty-eight weeks ("year-to-date 1997") ended October 11, 1996.

RESULTS OF OPERATIONS

         Second quarter 1998 revenues increased to $21,524,000 from $17,458,000 for the second quarter 1997, a 23.3% increase. This increase was principally attributable to increased revenues from centers opened or acquired in fiscal 1997 ($2,410,000, or 13.8%) and centers opened or acquired in fiscal 1998 ($1,524,000, or 8.7%). Year-to-date 1998 revenues increased to $50,067,000 from year-to-date 1997 revenues of $40,715,000, a 23.0% increase. This increase was principally attributable to increased revenues from centers opened or acquired in fiscal 1997 ($6,410,000, or 15.7%) and centers opened or acquired in fiscal 1998 ($2,222,000, or 5.5%). The remaining change for both the second quarter 1998 and year-to-date 1998 was principally attributable to the growth in comparable centers.

         Second quarter 1998 gross profit increased to $2,996,000 (13.9% of revenues) from $2,496,000 (14.3% of revenues) for the second quarter 1997, a 20.0% increase. This increase in gross profit was principally from centers opened or acquired in fiscal 1997 ($584,000) and comparable center growth ($103,000). Gross operating losses from centers opened or acquired in the second quarter 1998 ($170,000) partially offset these increases. Year-to-date gross profit increased to $7,559,000 (15.1% of revenues) from $6,661,000 (16.4% of revenues), a 13.5% increase. The year-to-date increase in gross profit was principally from centers opened or acquired in fiscal 1997 ($1,100,000) and comparable center growth ($451,000). Gross operating losses from centers opened or acquired in fiscal 1998 ($615,000) partially offset these increases.

         Comparable center revenues (centers operating during all of year-to-date 1998 and year-to-date 1997) increased 1.0% ($155,000) for the second quarter 1998. Year-to-date comparable center revenues increased 3.3% ($757,000). Both the second quarter and year-to-date 1998 increase was a result of increased tuition rates, partially offset by a decrease in center utilization.

Management's Discussion and Analysis of
Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - CONTINUED

         Comparable center gross profit (centers operating during all of year-to-date 1998 and year-to-date 1997) increased 2.6% ($104,000) for the second quarter 1998. Year-to-date comparable center gross profit increased 11.1% ($451,000). This growth in comparable center gross profit was principally the result of the maturing of the more recently opened or acquired centers.

         Marketing expenses increased to $301,000 for the second quarter 1998 from $260,000 for the second quarter 1997. Year-to-date marketing expenses increased to $701,000 from $604,000. These increases were primarily due to the additional promotion and marketing activities associated with the Company's growth. Year-to-date, the Company operated 231 centers as compared to 191 centers in the prior year-to-date period. However, as a percentage of revenues for both the second quarter and year-to-date comparisons, marketing expenses decreased to 1.4% of revenues from 1.5% of revenues.

         General and administrative expenses increased to $1,376,000 for the second quarter 1998 from $1,175,000 for the second quarter 1997. Year-to-date general and administrative expenses increased to $3,192,000 from $2,877,000.
As a percentage of revenues, general and administrative expenses decreased to 6.4% of revenues for the second quarter 1998 from 6.7% of revenues for the second quarter 1997. Year-to-date general and administrative expenses decreased to 6.4% of revenues from 7.1%. These decreases were due primarily to operating leverage provided by higher revenues.

         As a result of the foregoing changes, operating income increased to $1,320,000 for the second quarter 1998 from $1,061,000 for the second quarter 1997. The operating income change of $259,000 represents an increase of 24.5% over the second quarter 1997. Year-to-date operating income increased to $3,665,000 from $3,180,000. The year-to-date operating income change of $485,000 represents an increase of 15.3% over last year.

         Interest expense increased to $67,000 for the second quarter 1998 from $33,000 for the second quarter 1997. Year-to-date interest expense increased to $136,000 from $73,000. These increases were due to a net increase in debt associated with the acquisition of centers.

         Other income decreased to $5,000 for the second quarter 1998 from $95,000 for the second quarter 1997. Year-to-date other income decreased to $11,000 from $213,000. These decreases were principally due to the expiration of a lease subsidy agreement at March 31, 1997.

         The provision for income taxes increased to $501,000 (an effective tax rate of 38.5%) for the second quarter 1998 from $455,000 (an effective tax rate of 38.8%) for the second quarter 1997. Year-to-date provision for income taxes increased to $1,411,000 (an effective tax rate of 38.6%) from $1,331,000 (an effective tax rate of 38.8%).

Management's Discussion and Analysis of
Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - CONTINUED

         As a result of the foregoing changes, net income increased to $800,000, or 3.7% of revenues for the second quarter 1998, from $714,000, or 4.1% of revenues for the second quarter 1997. Year-to-date net income increased to $2,243,000, or 4.5% of revenues, from $2,101,000, or 5.2%.

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

         Net cash provided by operations increased to $3,428,000 for year-to-date 1998, from $2,732,000 for year-to-date 1997. Year-to-date 1998 cash provided by operations and proceeds from the sale of assets of $105,000 were principally used to add 21 centers and make capital improvements to existing centers aggregating $2,732,000, as well as to pay down long-term debt of $433,000. The Company has incurred additional seller-financed notes payable of approximately $1,112,000 during the year-to-date 1998, related to the acquisition of centers, and did not utilize its unsecured revolving line of credit.

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




                               CHILDTIME LEARNING CENTERS, INC.
                               (REGISTRANT)





                               /s/ Michael M. Yeager                    11/14/97
                               -----------------------------------------
                               Michael M. Yeager
                               Chief Financial Officer and Secretary-Treasurer (Duly Authorized Officer and Principal
                               Financial Officer)