Form 10-Q
period 1998-01-02
CHILDTIME LEARNING CENTERS INC
filed 1998-02-10
CIK 1003648

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 2, 1998

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


        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing required for the past 90 days. Yes[X] No [ ]

The number of shares of Registrant's Common Stock no par value per share, outstanding at February 2, 1998 was 5,429,322.





               Total number of pages included in Form 10-Q: 13

                   Index to Exhibits is located on page 12

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY

                                      Index

                                    FORM 10-Q

                 For the Quarterly Period Ended January 2, 1998

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
PART I.  FINANCIAL INFORMATION

  ITEM 1.    Consolidated Financial Statements

                 A. Consolidated Balance Sheet                                                           3
                      January 2, 1998 and March 28, 1997

                 B. Consolidated Statement of Income                                                     4
                      Twelve Weeks Ended January 2, 1998 and January 3, 1997
                      Forty Weeks Ended January 2, 1998 and January 3, 1997

                 C. Consolidated Statement of Cash Flows                                                 5
                      Forty Weeks Ended January 2, 1998 and January 3, 1997

                 D. Notes to Consolidated Financial Statements                                          6-7

  ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations      8-11


PART II. OTHER INFORMATION

  ITEM 6.    Exhibits, Reports on Form 8-K, Signatures                                                   12



SIGNATURES                                                                                               12


                                    PART I
                            FINANCIAL INFORMATION

         CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET


                                                                                                    JANUARY 2,         MARCH 28,
                                                                                                       1998              1997
                                                                                                    (UNAUDITED)
                                                                                               ----------------    ----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                    $   1,976,837          $   3,733,174
  Accounts receivable, less allowance for doubtful accounts of $215,000                            3,505,038              1,956,105
    and $185,000, respectively
  Prepaid expenses and other                                                                       1,465,454              1,412,273
  Deferred income taxes                                                                            1,005,000                904,000
                                                                                               -------------          -------------
     Total current assets                                                                          7,952,329              8,005,552
                                                                                               -------------          -------------

Land, buildings and equipment:
  Land                                                                                            10,220,000             10,220,000
  Buildings                                                                                       19,612,695             19,504,681
  Vehicles, furniture and equipment                                                                8,465,769              7,161,356
  Leasehold improvements                                                                           5,578,553              5,296,298
                                                                                               -------------          -------------
                                                                                                  43,877,017             42,182,335

     Less accumulated depreciation and amortization                                               (9,068,714)            (8,125,974)
                                                                                               -------------          -------------
                                                                                                  34,808,303             34,056,361

  Land held for disposal                                                                             512,450                594,450
                                                                                               -------------          -------------
                                                                                                  35,320,753             34,650,811
                                                                                               -------------          -------------

Other noncurrent assets:
  Intangible assets, net                                                                          10,138,468              7,039,602
  Refundable deposits and other                                                                      669,694                590,472
                                                                                               -------------          -------------

     TOTAL ASSETS                                                                              $  54,081,244          $  50,286,437
                                                                                               =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                                         $     828,628          $     686,453
  Accounts payable                                                                                 1,101,231              1,271,001
  Accrued wages and payroll taxes                                                                  2,036,330              1,940,409
  Accrued vacation                                                                                   850,191                807,729
  Other current liabilities                                                                        2,395,809              2,568,012
                                                                                               -------------          -------------
     Total current liabilities                                                                     7,212,189              7,273,604

Long-term debt                                                                                     2,366,901              1,585,599
Deferred income taxes                                                                              3,984,000              3,898,000
                                                                                               -------------          -------------
     Total liabilities                                                                            13,563,090             12,757,203
                                                                                               -------------          -------------

Common stock purchase warrant                                                                      1,440,000              1,440,000
Commitments and contingencies                                                                             --                     --
                                                                                               -------------          -------------

Shareholders' equity:
  Common stock, 10,000,000 shares authorized, no par value; 5,227,811
    issued and outstanding at January 2, 1998 and March 28, 1997                                  29,363,816             29,363,816
  Preferred stock, 1,000,000 shares authorized, no par value; no shares
    issued or outstanding                                                                                 --                     --
  Subscriptions receivable                                                                                --                 (3,441)
  Retained earnings                                                                                9,714,338              6,728,859
                                                                                                ------------         --------------
     Total shareholders' equity                                                                   39,078,154             36,089,234
                                                                                                ------------         --------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $ 54,081,244         $   50,286,437
                                                                                                ============         ==============



The accompanying notes are an integral part of the consolidated financial statements.

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                           QUARTER-TO-DATE                               YEAR-TO-DATE
                                                         TWELVE WEEKS ENDED                            FORTY WEEKS ENDED
                                            ---------------------------------------          -------------------------------------
                                                JANUARY 2,             JANUARY 3,               JANUARY 2,           JANUARY 3,
                                                  1998                   1997                      1998                1997
                                            ----------------      -----------------          ---------------      ---------------
Revenues                                    $    21,544,549       $    17,621,999            $    71,611,951      $    58,336,597
Cost of revenues                                 18,615,972            15,185,726                 61,124,343           49,239,740
                                            ---------------       ---------------            ---------------      ---------------
           GROSS PROFIT                           2,928,577             2,436,273                 10,487,608            9,096,857


Marketing expenses                                  300,667               285,193                  1,001,877              888,962
General and administrative expenses               1,411,537             1,220,104                  4,603,879            4,097,070
                                            ---------------       ---------------            ---------------      ---------------
           OPERATING INCOME                       1,216,373               930,976                  4,881,852            4,110,825


Interest expense                                     70,712                35,281                    206,656              107,928
Interest income                                     (56,642)              (38,077)                  (170,202)            (150,008)
Other income, net                                    (6,796)              (92,475)                   (18,081)            (305,115)
                                            ---------------       ---------------            ---------------      ---------------
           INCOME BEFORE INCOME TAXES             1,209,099             1,026,247                  4,863,479            4,458,020


Income tax provision (benefit)                      467,000              (202,000)                 1,878,000            1,129,000
                                            ---------------       ---------------            ---------------      ---------------


           NET INCOME                       $       742,099       $     1,228,247            $     2,985,479      $     3,329,020
                                            ===============       ===============            ===============      ===============

Earnings per share:


           Basic                            $          0.14       $          0.23            $          0.55      $          0.61
                                            ===============       ===============            ===============      ===============


           Diluted                          $          0.14       $          0.23            $          0.55      $          0.61
                                            ===============       ===============            ===============      ===============



The accompanying notes are an integral part of the consolidated financial statements.

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                      Consolidated Statement of Cash Flows
                                   (Unaudited)



                                                                                                       YEAR-TO-DATE
                                                                                                     FORTY WEEKS ENDED
                                                                                         ------------------------------------------
                                                                                              JANUARY 2,             JANUARY 3,
                                                                                                 1998                   1997
                                                                                         -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                             $    2,985,479     $       3,329,020
     Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                                            1,797,660             1,385,810
        Deferred income taxes                                                                      (15,000)             (785,000)
        Loss (Gains) on land, buildings and equipment                                               13,840               (1,927)
     Changes in assets and liabilities providing (consuming) cash:
        Accounts receivable                                                                     (1,548,933)          (1,025,739)
        Prepaid expenses, refundable deposits and other assets                                     (53,182)              (2,633)
        Accounts payable, accruals and other current liabilities                                  (220,389)            (326,745)
                                                                                            --------------     ----------------

     Net cash provided by operating activities                                                   2,959,475            2,572,786
                                                                                            --------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for land, buildings and equipment                                             (1,940,766)          (1,688,597)
     Acquisition of intangible assets                                                           (2,144,016)          (1,557,118)
     Proceeds from sales of land, buildings and equipment and other long term assets               108,024               11,800
     Payments for refundable deposits and other assets                                             (79,222)             (70,670)
                                                                                            --------------     ----------------

     Net cash used in investing activities                                                      (4,055,980)          (3,304,585)
                                                                                            --------------     ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt                                                                   (663,273)            (361,370)
     Issuance of shares, net of subscriptions receivable                                             3,441               61,394
                                                                                            --------------     ----------------

     Net cash used in financing activities                                                        (659,832)            (299,976)
                                                                                            --------------     ----------------


Net decrease in cash and cash equivalents                                                       (1,756,337)          (1,031,775)


Cash and cash equivalents, beginning of year                                                     3,733,174            2,313,469
                                                                                            --------------     ----------------


Cash and cash equivalents, end of period                                                    $    1,976,837     $      1,281,694
                                                                                            ==============     ================










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

(2) PRINCIPALS OF CONSOLIDATION AND CORPORATE ORGANIZATION

         The consolidated financial statements as of January 2, 1998, January 3, 1997 and March 28, 1997 include the accounts of Childtime Learning Centers, Inc. and its wholly owned subsidiary, Childtime Childcare, Inc. (together referred to as the "Company").

(3) FISCAL YEAR

         The Company utilizes a 52-53 week fiscal year ending on the Friday closest to March 31. Fiscal year 1997 contained 52 weeks, while fiscal year 1998 will contain 53 weeks. For both fiscal years 1997 and 1998, the first quarter contained sixteen weeks while the second and third quarters contained twelve weeks.

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

(5) EARNINGS PER SHARE

         For the quarter ended January 2, 1998, the Company adopted SFAS No. 128, "Earnings per share," which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

(5) EARNINGS PER SHARE (CONTINUED)
average number of common shares outstanding for the period including the common stock purchase warrant (201,511 shares). Similar to fully diluted EPS, diluted EPS assumes conversion of all potentially dilutive stock options and the common stock purchase warrant (201,511 shares). Weighted average shares outstanding, assuming dilution were 5,459,108 and 5,442,190 for the twelve and forty weeks ended January 2, 1998 respectively, and 5,429,322 for both the twelve and forty weeks ended January 3, 1997. A reconciliation of the denominators used in the basic and diluted EPS calculations follows:

                                               Quarter-to-date                 Year-to-date
                                             Twelve Weeks Ended              Forty Weeks Ended
                                            --------------------            -------------------
                                           January 2,   January 3,        January 2,     January 3,
                                             1998          1997             1998           1997
                                          ----------    ---------         ----------     ---------
Denominator
      Weighted average shares
      outstanding EPS - basic            5,429,322       5,429,332        5,429,322      5,429,322

      Incremental shares from
      assumed conversion of
      options                               29,786         ---               12,868        ---
                                        ----------     -----------      -----------    -----------
      Weighted average shares
      outstanding EPS - diluted          5,459,108       5,429,322        5,442,190      5,429,322
                                        ==========     ===========      ===========    ===========

All prior period EPS data has been restated to conform to SFAS No. 128. The adoption of this new accounting standard did not have a material effect on the Company's reported EPS amounts.

(6) RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosure about Segments of an Enterprise and Related Information". The Company will adopt the provisions of both of these statements, as required, for the year ended April 2, 1999. The Company believes that the statements will have no significant impact on its financial reporting and disclosures.

(7) SUPPLEMENTAL CASH FLOW INFORMATION

         In connection with the acquisition of certain assets, the Company incurred seller-financed debt of $1,586,750 during the forty weeks ended January 2, 1998 and $1,112,000 during the forty weeks ended January 3, 1997.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

GENERAL

         During the first three quarters (forty weeks) of the fiscal year ending April 3, 1998, the Company acquired 23 centers, opened 7 centers and closed 4 centers. As of January 2, 1998, the Company operated 237 centers. The results of centers opened, acquired or disposed of are included in the Company's financial statements from the date of opening or acquisition and through the date of disposition, as applicable. Accordingly, comparisons of year over year results could be influenced by the timing of such new openings, acquisitions or dispositions.

         The Company utilizes a 52-53 week ending on the Friday closest to March 31. The information presented herein refers to the twelve weeks ("third quarter 1998") and the forty weeks ("year-to-date 1998") ended January 2, 1998, compared to the twelve weeks ("third quarter 1997") and the forty weeks ("year-to-date 1997") ended January 3, 1997.

RESULTS OF OPERATIONS

         Third quarter 1998 revenues increased to $21,545,000 from $17,622,000 for the third quarter 1997, a 22.3% increase. This increase was principally attributable to increased revenues from centers opened or acquired in fiscal 1997 ($1,460,000, or 8.3%) and centers opened or acquired in fiscal 1998 ($2,024,000, or 11.5%). Year-to-date 1998 revenues increased to $71,612,000 from year-to-date 1997 revenues of $58,337,000, a 22.8% increase. This increase was principally attributable to increased revenues from centers opened or acquired in fiscal 1997 ($7,870,000, or 13.5%) and centers opened or acquired in fiscal 1998 ($4,247,000, or 7.3%). The remaining change for both the third quarter 1998 and year-to-date 1998 was principally attributable to the growth in comparable centers.

         Third quarter 1998 gross profit increased to $2,929,000 (13.6% of revenues) from $2,436,000 (13.9% of revenues) for the third quarter 1997, a 20.2% increase. This increase in gross profit was principally from centers opened or acquired in fiscal 1997 ($385,000) and comparable center growth ($290,000). Gross operating losses from centers opened or acquired in the third quarter 1998 ($175,000) partially offset these increases. Year-to-date gross profit increased to $10,488,000 (14.7% of revenues) from $9,097,000 (15.6% of revenues), a 15.3% increase. The year-to-date increase in gross profit was principally from centers opened or acquired in fiscal 1997 ($1,485,000) and comparable center growth ($742,000). Gross operating losses from centers opened or acquired in fiscal 1998 ($790,000) partially offset these increases.

         Comparable center revenues (centers operating during all of year-to-date 1998 and year-to-date 1997) increased 2.9% ($470,000) for the third quarter 1998. Year-to-date comparable center revenues increased 2.2% ($1,228,000). Both the third quarter and year-to-date 1998 increase was a result of increased tuition rates, partially offset by a decrease in center utilization.

Management's Discussion and Analysis of
Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - CONTINUED

         Comparable center gross profit (centers operating during all of year-to-date 1998 and year-to-date 1997) increased 11.6% ($290,000) for the third quarter 1998. Year-to-date comparable center gross profit increased 7.9% ($742,000). This growth in comparable center gross profit was principally the result of the maturing of the more recently opened or acquired centers.

         Marketing expenses increased to $301,000 for the third quarter 1998 from $285,000 for the third quarter 1997. Year-to-date marketing expenses increased to $1,002,000 from $889,000. These increases were primarily due to the additional promotion and marketing activities associated with the Company's growth. Year-to-date, the Company operates 237 centers as compared to 201 centers in the prior year-to-date period. However, as a percentage of revenues for both the third quarter and year-to-date comparisons, marketing expenses decreased to 1.4% of revenues from 1.6% and 1.5% of revenues, respectively.

         General and administrative expenses increased to $1,412,000 for the third quarter 1998 from $1,220,000 for the third quarter 1997. Year-to-date general and administrative expenses increased to $4,604,000 from $4,097,000.
As a percentage of revenues, general and administrative expenses decreased to 6.6% of revenues for the third quarter 1998 from 6.9% of revenues for the third quarter 1997. Year-to-date general and administrative expenses decreased to 6.4% of revenues from 7.0%. These decreases were due primarily to operating leverage provided by higher revenues.

         As a result of the foregoing changes, operating income increased to $1,216,000 (5.7% of revenues) for the third quarter 1998 from $931,000 (5.3% of revenues) for the third quarter 1997. The operating income change of $285,000 represents an increase of 30.7% over the third quarter 1997. Year-to-date operating income increased to $4,882,000 (6.8% of revenues) from $4,111,000 (7.0% of revenues). The year-to-date operating income change of $771,000 represents an increase of 18.8% over last year.

         Interest expense increased to $71,000 for the third quarter 1998 from $35,000 for the third quarter 1997. Year-to-date interest expense increased to $207,000 from $108,000. These increases were due to a net increase in debt associated with the acquisition of centers.

         Other income decreased to $7,000 for the third quarter 1998 from $92,000 for the third quarter 1997. Year-to-date other income decreased to $18,000 from $305,000. These decreases were principally due to the expiration of a lease subsidy agreement at March 31, 1997.

         The provision for income taxes increased to $467,000 (an effective tax rate of 38.6%) for the third quarter 1998 from a $202,000 tax benefit due to the settlement with the IRS regarding the deductibility of certain acquisition cost for the third quarter 1997. Year-to-date provision for income taxes increased to $1,878,000 (an effective tax rate of 38.6%) from $1,129,000 after the inclusion of the IRS settlement tax benefit (an effective tax rate of 25.3%). For comparative purposes, if the $600,000 reversal of the liability realized in the third quarter 1997 regarding the

Management's Discussion and Analysis of
Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - CONTINUED

IRS settlement were eliminated, the income tax benefit of $202,000 for the third quarter 1997 would have resulted in a provision for income taxes of $398,000 (an effective tax rate of 38.8%), while year-to-date 1997 provision for income tax would have been $1,729,000 (an effective tax rate of 38.8%).

         As a result of the foregoing changes, and notably due to the aforementioned IRS settlement which resulted in a $600,000 reversal of the liability established for the matter in the third quarter 1997, net income decreased to $742,000, or 3.4% of revenues for the third quarter 1998, from $1,228,000, or 7.0% of revenues for the third quarter 1997. Year-to-date net income decreased to $2,985,000, or 4.2% of revenues, from $3,329,000, or 5.7%. For comparative purposes, if the $600,000 reversal of the liability regarding the IRS settlement and the lease subsidy of $56,000, net of tax, were eliminated from the third quarter 1997, net income of $742,000 for the third quarter 1998 would exceed pro forma net income of $572,000 for the third quarter 1997 by 30%. If the $600,000 reversal of the liability regarding the IRS settlement and the lease subsidy of $188,000, net of tax, were eliminated from year-to-date 1997, net income of $2,985,000 for the third quarter 1998 would exceed pro forma net income of $2,541,000 for year-to-date 1997 by 17%.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

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

         The Company's financial condition remains very strong. High cash balances ($1,977,000) and low debt ($3,196,000) at January 2, 1998, allow the Company to continue its strong growth strategy. Net cash provided by operations increased to $2,959,000 for year-to-date 1998, from $2,573,000 for year-to-date 1997. Year-to-date 1998 cash provided by operations and proceeds from the sale of assets of $108,000 were principally used to add 30 centers and make capital improvements to existing centers aggregating $4,085,000, as well as to pay down long-term debt of $663,000. The Company has incurred additional seller-financed notes payable of approximately $1,587,000 during the year-to-date 1998, related to the acquisition of centers, and did not utilize its unsecured revolving line of credit.

         Net accounts receivable increased to $3,505,000 at January 2, 1998 from $1,956,000 at the beginning of the fiscal year. This increase was principally due to increased participation in federal child care assistance programs, the timing of agency payment receipts, construction costs incurred related to new build centers to be reimbursed under agreements with developers, and general growth in revenues.

Management's Discussion and Analysis of
Financial Condition and Results of Operations - Continued

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION - CONTINUED

         Net intangible assets at January 2, 1998 increased to $10,138,000 from $7,040,000 at the beginning of the fiscal year. This increase was due to the continued acquisition of existing child care facilities. Intangible assets principally represent the unamortized excess of the cost of the acquisitions of existing child care facilities over the fair values of the companies' net tangible assets at the dates of acquisition. The intangible assets are being amortized using a straight-line method over various periods up to 20 years, with such amortization expense included in cost of revenues.

The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

                                     PART II
                                OTHER INFORMATION

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY



Item 6      Exhibits and Reports on Form 8-K

    (a) Index to Exhibits

                          Exhibit
                          Number                     Description
                          ------                     -----------

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




                                   CHILDTIME LEARNING CENTERS, INC.
                                   (REGISTRANT)







                                   /s/ Michael M. Yeager               2/10/98
                                   -----------------------------------
                                   Michael M. Yeager
                                   Chief Financial Officer and
                                   Secretary-Treasurer
                                   (Duly Authorized Officer and Principal
                                   Financial Officer)

                                EXHIBIT INDEX



EXHIBIT 27                  FINANCIAL DATA SCHEDULE