Form 10-K405
period 1998-04-03
CHILDTIME LEARNING CENTERS INC
filed 1998-06-30
CIK 1003648

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    FOR THE FISCAL YEAR ENDED APRIL 3, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
   FOR THE TRANSITION PERIOD FROM                 TO                 .

   COMMISSION FILE NUMBER 0-27656

                            ------------------------

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

Securities registered pursuant to Section 12(g) of the Act:COMMON STOCK, NO PAR
                                                           VALUE
                                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 15, 1998, computed by reference to the last sale price for such stock on that date as reported on the NASDAQ National Market System, was approximately $44,121,000.

     At June 15, 1998, the number of shares outstanding of the registrant's Common Stock, without par value, was 5,429,655.

     Portions of the registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders have been incorporated by reference in Part III of this Annual Report on Form 10-K.
================================================================================

                                     PART I

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Statements included herein which are not historical facts are forward-looking statements pursuant to the safe harbor provisions of the Private/Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, identification and availability of quality acquisition or new development targets, continuation of federal and state assistance programs, demand for child care, general economic conditions as well as pricing, competition and insurability. Childtime Learning Centers, Inc. cautions that actual results could differ materially from those projected forward-looking statements.

ITEM 1. BUSINESS

GENERAL

     Childtime Learning Centers, Inc. conducts business through its wholly owned subsidiary Childtime Childcare, Inc. Unless the context otherwise requires, references in this Report to the "Company" will be deemed references to Childtime Learning Centers, Inc. and Childtime Childcare, Inc.

     The Company provides for-profit child care through 242 child care centers as of April 3, 1998 located in 17 states and the District of Columbia. Center-based child care and preschool educational services are provided five days a week throughout the year to children between the ages of six weeks and twelve years. At April 3, 1998, the Company had approximately 26,000 children enrolled (full and part-time) nationwide. Substantially all of the Company's child care centers are operated under the "Childtime Children's Centers" name. The Company's centers are primarily located on free-standing sites in suburban residential areas with substantial preschool populations. Included among the Company's 242 child care centers at April 3, 1998, were 42 "at-work" sites providing child care for working parents at various business enterprises, office complexes, shopping centers and hospitals.

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

     The Company utilizes a 52 to 53 week fiscal year (generally comprised of 13 four-week periods), ending on the Friday closest to March 31. The fiscal years ended March 29, 1996, and March 28, 1997, contained 52 weeks while the fiscal year ended April 3, 1998, contained 53 weeks. For the 1998 53 week fiscal year, the fourth quarter final period contains 5 weeks.

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

GROWTH STRATEGY

     The Company has a strategy to expand its business through a combination of acquisitions and the development of new "build-to-suit" centers. The following table sets forth the numbers of child care centers acquired or otherwise opened, as well as closed, during the periods indicated.

                                                                      FISCAL YEAR ENDED
                                                              ----------------------------------
                                                              APRIL 3,    MARCH 28,    MARCH 29,
                                                                1998        1997         1996
                                                              --------    ---------    ---------
NUMBER OF CENTERS:
Beginning of period.........................................    211          174          148
  Additions during period:
     Acquisitions and other.................................     26           29           21
     New builds and new leases..............................      9            8            6
                                                                ---          ---          ---
  Total additions...........................................     35           37           27
  Closings during period....................................     (4)           0           (1)
                                                                ---          ---          ---
End of period...............................................    242          211          174
                                                                ===          ===          ===

     The Company expects to add 32 to 37 new centers in fiscal 1999 through both residential sites and at-work sites. In making its expansion decisions, the Company strives to add units in its existing markets in order to increase market concentration and to leverage administrative and advertising expenses. Entry into new markets is also considered, but only if these markets can eventually support a minimum of ten centers. The Company's decision whether to add a new center by acquisition or by opening a new location is based on which alternative best meets its needs and objectives.

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

     The Company's acquisition activity is limited to child care centers in market areas showing strong growth potential and to sites which the Company believes it can conform to its standard facility and educational format. Historically, the Company has targeted its acquisition activities on less profitable centers which meet its demographic criteria. The Company believes that it can continue to acquire centers on terms which compare favorably with the costs and risks of establishing new facilities. Management is continually reviewing possible acquisition candidates (including, from time to time, multi-unit child care operations consisting of more than ten centers), although there are no assurances that the Company will be able to continue acquiring acceptable centers. In addition, the Company has accelerated its development activities over the past few years. In an effort to standardize its build-to-suit centers, the Company has developed building prototypes which accommodate 120 to 180 children. Although the Company engages in an active new site selection process, there are no assurances that it will be able to continue to acquire and develop new sites in an economic manner.

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

     The Company continues to focus its efforts to accredit many of its centers by the National Association for the Education of Young Children ("NAEYC") or the National Child Care Association ("NCCA"). The NAEYC and NCCA are national organizations which have established comprehensive criteria for providing quality child care. NAEYC and NCCA have developed and implemented a child care center accreditation process through which child care providers can receive formal, national recognition of their child care program. The Company believes that the review process leading toward accreditation assists the Company in its efforts to continually improve its programs and facilities. Currently, industry accreditation is at approximately 5% while Childtime Learning Centers, Inc. is at approximately 15%. The Company further believes that accreditation by the NAEYC or NCCA of a significant number of its centers would provide the Company with a marketing advantage.

PRODUCTS AND SERVICES

     General. The Company's child care operations consist of an Eastern Region and a Western Region, each headed by a Regional Vice President. These two regions are further divided into 19 areas, each of which is managed by an area manager. Area managers are generally responsible for the operation and performance of eight to seventeen centers. Each individual center has a dedicated center director and a staff ranging from 15 to 30 persons. The centers operate year round, five days per week, generally opening at 6:30 a.m. and remaining open until 6:30 p.m. A child may be enrolled in any of a variety of program schedules, from a full-time, five-day-per-week plan to as little as two or three half-days a week. A child attending full-time typically spends approximately 9 hours a day, five days per week, at a center.

     The Company's current weekly tuition for full-day service typically ranges from $78 to $157, depending on the location of the center and the age of the child. Tuition is generally paid, in advance, on a weekly basis.

In addition, parents currently pay an annual registration fee ranging from $25 to $150. The Company generally reviews its tuition rates at least once each year to determine whether rates at a particular center should be changed in light of that center's competitive environment and financial results.

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

     Area Supervision. An area manager hires the director of each of his or her centers and is supervised by one of the two Regional Vice Presidents. Area managers also work very closely with other corporate staff members, such as the Director of Real Estate, Vice President-Marketing or Vice President of Human Resources, on such issues as center acquisition and marketing, personnel actions and financial planning. Additional duties of area managers are to facilitate communications between center directors and the corporate officers, as well as among center directors, and to monitor cost control and revenue generation efforts and licensing compliance. Area managers typically spend 80% of their work time in the centers they supervise. The Company's area managers have all served as center directors with the Company or within other segments of the child care industry. Area managers receive a salary and bonus tied to the performance of the centers under their supervision.

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

     Safety. The Company is committed to the care and safety of the children enrolled in its centers. Each center has at least one staff member trained in first-aid. Furthermore, all members of a center's staff are trained to be protective of the security of each child. Precautions are taken to ensure the safety and well-being of all children, and children must be signed in or out of a center only by a parent or other guardian or by a person authorized by the parents or other guardian. The Company has received isolated allegations relating to physical or sexual child abuse by its employees. It is the Company's policy, and State law requires, that the

Company and its staff report any allegation of abuse to the appropriate authorities for investigation. Additionally, the Company's policy is to place any accused employee on paid administrative leave pending investigation of the alleged misconduct. Although the Company's procedures are designed to prevent incidents of child abuse, no assurances can be made that allegations of child abuse will not occur in the future.

     Management believes that all pending cases of allegations of physical or sexual child abuse by its employees would be fully covered under the Company's insurance policy limits and would not materially affect the financial position, operations, or cash flow position of the Company. The Company maintains general liability insurance, as well as an umbrella policy, as described under "Insurance", covering these risks.

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

     Facilities. Most of the Company's centers are free-standing structures owned or leased by the Company. The Company utilizes two prototype designs which emphasize efficiency, lower maintenance costs and enhanced appearance. Depending on the size of the site, these prototype designs contain either 7,900 or 6,400 square feet in a one story, air-conditioned building. The interiors primarily consist of closed classrooms bordering on open area in the middle of the center. Such a design accommodates the desire to allow children the freedom to explore their environment as well as the staff's need to be able to monitor activities in the classroom. The Company's centers contain classrooms, recreational areas, a kitchen and bathroom facilities and are typically laid out to accommodate the grouping of children by age or development. Room materials are chosen for their educational value, quality and versatility. The infant/young toddler room features separate, sanitary diaper changing areas. Each facility has a playground designed to accommodate the full range of children attending the center, including an area specifically for infants and toddlers. The whole playground is fenced for security and organized to provide adequate supervision for every age group. Each center is equipped with a variety of audio-visual aids, educational supplies, games, toys and indoor and outdoor play equipment. In addition, some of the centers are equipped with personal computers and software which is specially designed for preschoolers. Virtually all of the centers are also equipped with Company-owned or leased vehicles for the transportation of children to and from elementary school and for field trips.

     Licensed capacity for the same size building varies from state to state because of different licensing requirements. A 6,400 square foot center is typically licensed for 120 to 140 children, and a 7,900 square foot center is typically licensed for 120 to 180 children. The aggregate licensed capacity of the Company's centers (including those under management contracts) at April 3, 1998 was 29,536 children (or an average of 122 children per center).

     At-Work Sites. In addition to operating residential child care centers, the Company also operated, at April 3, 1998, 42 child care centers in at-work locations, making it one of the largest providers of at-work child care services. Many of these centers, including those for Prudential Insurance Company, Schering Plough (a division of the Schering Corporation), Blue Cross Blue Shield of Mississippi and Henry Ford Hospital, are located on or near the premises of a specific employer and involve varying degrees of involvement from the employer, such as ownership of the premises, minimum enrollment guarantees, the assumption of financial responsibility for the ongoing operations of the center, other management arrangements, or any combination of the above. Other at-work centers are located in office complexes or shopping centers. Historically, public agencies and hospitals have been the principal employers providing or otherwise arranging for child care services for their employees. A number of private sector employers have begun to offer this benefit, as they recognize that reduction of employee absenteeism due to a lack of reliable and available child care can significantly offset the cost to employers of offering such benefits. The Company expects to capitalize on this trend by actively pursuing contracts with employers, as well as acquiring centers that serve particular employers.

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

SEASONALITY

     Generally, the Company's accounting periods are organized into 13 four-week periods, with four four-week periods comprising the first fiscal quarter and three four-week periods comprising each of the second, third and fourth fiscal quarters. Consequently, the Company's quarterly revenues and gross profit results for the first quarter are favorably impacted by the additional four weeks included in such period. Periodically, due to the Company's closing the fiscal year on the Friday closest to March 31, the Company will have a five week period in the thirteenth period of its fiscal year. Such was the case for the thirteenth period of the fiscal year ended April 3, 1998. Consequently, the 1998 fiscal year was comprised of four four-week periods in the first fiscal quarter, three four-week periods in each of the second and third fiscal quarters, and two four-week periods and a five-week period in the fourth fiscal quarter.

     In July and August of each year (the last month of the Company's first fiscal quarter and the first month of the Company's second fiscal quarter), the Company has historically experienced an enrollment decline. To offset this decline, the Company has successfully implemented and marketed a summer camp program with a new theme and focus each year. As a result of such programming and the timing of the quarters, average weekly revenues by quarter during fiscal 1998 and 1997 were very consistent and not adversely impacted by the normal summer enrollment decline. In addition, new enrollments are generally highest in September and January; accordingly, August and December are traditionally the best months to open new centers. However, with the exception of spring, the Company has demonstrated an ability to successfully open centers throughout the year because of enhanced pre-opening marketing efforts. Total enrollments (and, accordingly, the Company's results) are typically the strongest in the fourth quarter (which includes the months of January, February and March).

     The following table shows certain unaudited financial information for the Company for the interim periods indicated as restated and discussed on page 20. Quarterly results may vary from year to year depending on the timing and amount of revenues and costs associated with new center development and acquisitions, as well as certain other costs.

                                 QUARTERLY DATA

                                                                    FISCAL 1998
                                      -----------------------------------------------------------------------
                                                        12 WEEKS ENDED      12 WEEKS ENDED     16 WEEKS ENDED
                                      13 WEEKS ENDED    JANUARY 2, 1998    OCTOBER 10, 1997    JULY 18, 1997
                                      APRIL 3, 1998      (AS RESTATED)      (AS RESTATED)      (AS RESTATED)
                                      --------------    ---------------    ----------------    --------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues............................     $26,216            $21,545            $21,524            $28,543
Gross profit........................     $ 4,216            $ 2,836            $ 2,904            $ 4,440
Income before extraordinary item....     $ 1,545            $   687            $   745            $ 1,369
Earnings per share -- Basic &
  Diluted...........................     $  0.28            $  0.13            $  0.14            $  0.25
Net income..........................     $ 1,545            $   687            $   745            $ 1,369

                                                                    FISCAL 1997
                                      -----------------------------------------------------------------------
                                      12 WEEKS ENDED    12 WEEKS ENDED      12 WEEKS ENDED     16 WEEKS ENDED
                                      MARCH 28, 1997    JANUARY 3, 1997    OCTOBER 11, 1996    JULY 19, 1996
                                      (AS RESTATED)      (AS RESTATED)      (AS RESTATED)      (AS RESTATED)
                                      --------------    ---------------    ----------------    --------------
Revenues............................     $20,298            $17,622            $17,458            $23,256
Gross profit........................     $ 3,350            $ 2,361            $ 2,421            $ 4,065
Income before extraordinary item....     $ 1,141            $ 1,183            $   669            $ 1,326
Earnings per share -- Basic &
  Diluted...........................     $  0.21            $  0.22            $  0.12            $  0.24
Net income..........................     $ 1,141            $ 1,183            $   669            $ 1,326

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

PERSONNEL

     As of April 3, 1998, the Company employed approximately 4,750 persons (including part-time and substitute caregivers), of whom 40 are employed at corporate headquarters, 20 are area managers and the remainder are employed at the Company's child care centers or as local field support personnel. Center employees include center directors and assistant directors, regular full-time and part-time caregivers, substitute caregivers and aides, and other staff, including cooks and van drivers. All center directors and corporate supervisory personnel are salaried; all other employees are paid on an hourly basis. The Company does not have an agreement with any labor union and believes that its relations with its employees are good.

     The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime compensation and working conditions. A portion of the Company's personnel (estimated to be less than 5% as a percentage of total payroll expense) are paid at the Federal minimum wage.

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

     For the fiscal year ended April 3, 1998, approximately 14% of the Company's revenues were generated from federal child care assistance programs, primarily the Child Care and Development Block Grant and At-Risk Programs. These programs are typically designed to assist low-income families with child care expenses and are administered through various state agencies. Although no federal license is required at this time, there are minimum standards which must be met to qualify for participation in certain federal programs. In addition, the Company participates in the Georgia Prekindergarten Program which provides services for eligible four-year-old children and their families. This resulted in approximately $1,200,000 of revenue during the fiscal year ended April 3, 1998. There is no assurance that funding for such federal and state programs will continue at current levels and a significant reduction in such funding may have an adverse impact on the Company.

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

INSURANCE

     The Company's insurance program currently includes the following types of policies: workers' compensation, commercial general and automobile liability, property, excess "umbrella" liability, and a medical payment program for accidents which provides secondary coverage for each child enrolled in a Company center. The policies provide for a variety of coverages and are subject to various limits and deductibles. The workers' compensation policy requires contributions to a self-insured deduction fund. For fiscal 1997 and 1998, the Company's policies for workers' compensation had a deductible of $250,000 per occurrence. The commercial general liability policy includes coverage for physical and sexual child abuse claims, with an annual limit of $1,000,000 per location (including all general liability claims except product liability claims), $1,000,000 per occurrence and $2,000,000 in the aggregate. The Company also has excess "umbrella" coverage, relating to general liabilities including physical and sexual child abuse claims, in the amount of $20,000,000 per year. Management believes that the Company's current insurance coverages are adequate to meet its needs.

ITEM 2. PROPERTIES

     The following table shows the locations of the Company's centers, including those operated under management contracts, as of April 3, 1998 (the numbers in the parentheses reflect the number of centers in that state):

Arizona (28)                              New Jersey (7)
California (26)                           New York (28)
Florida (11)                              Ohio (17)
Georgia (15)                              Oklahoma (11)
Illinois (6)                              Pennsylvania (1)
Maryland/DC (14)                          Texas (35)
Michigan (18)                             Virginia (13)
Mississippi (1)                           Washington (10)
                                          Wisconsin (1)

     As of April 3, 1998, the Company operated 242 centers, 182 of which were leased, 54 of which were owned and 6 of which were operated under management contracts. The leases have terms ranging from one to 25 years, often with renewal options, with most leases having an initial term of five to 20 years. The leases typically require the Company to pay utilities, maintenance, insurance and property taxes and some provide for contingent rentals if the center's revenues exceed a specified base level.

     As of April 3, 1998, the Company had leases with initial terms (including renewal options) expiring as follows:

                                                                 NUMBER OF
                        FISCAL YEAR                           LEASES EXPIRING
                        -----------                           ---------------
1999-2000...................................................        26
2001-2002...................................................        21
2003-2006...................................................        40
2007 and later..............................................        95

     The Company also owns five undeveloped sites acquired prior to 1990 when the Company was owned by Gerber Products Company. These sites are carried on the Company's books at an estimated realizable value aggregating $512,450. Most of these properties no longer fit within the Company's long-term growth strategy and will be disposed of over the next few years.

     The Company currently leases approximately 10,120 square feet for its corporate offices in Farmington Hills, Michigan.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved from time to time in routine litigation arising out of the ordinary course of its business, most of which is covered by insurance. In management's opinion, none of the litigation in which the Company is currently involved will have a material effect on its financial condition, results of operations, or cash flows.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is regularly quoted on the NASDAQ National Market System under the symbol CTIM. The following table sets forth, for the fiscal years ended April 3, 1998 and March 28, 1997, the high and low closing sale prices for the Company's Common Stock.

                                                                  COMMON STOCK
                                                                  SALE PRICES
                                                                ----------------
                                                                 HIGH      LOW
                                                                 ----      ---
Fiscal 1998:
  1st Quarter...............................................    $10.50    $ 8.75
  2nd Quarter...............................................    $13.00    $ 9.13
  3rd Quarter...............................................    $14.50    $ 9.50
  4th Quarter...............................................    $16.75    $14.06
Fiscal 1997:
  1st Quarter...............................................    $12.63    $ 6.25
  2nd Quarter...............................................    $13.00    $ 6.75
  3rd Quarter...............................................    $13.25    $ 8.50
  4th Quarter...............................................    $10.00    $ 8.38

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

     As of June 15, 1998, there were approximately 1,087 holders of the Company's Common Stock (including individual participants in security position listings).

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth, for the periods indicated, selected data from the Company's financial statements. This table and subsequent discussions should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Report.

     The Company's financial statements have been restated to reflect a liability that existed for straight-line rent expense related to scheduled dollar increases of lease payments pursuant to SFAS No. 13 "Accounting for Leases."

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY

                                        APRIL 3,     MARCH 28,       MARCH 29,       MARCH 31,       APRIL 1,
                                          1998         1997            1996            1995            1994
                                        --------     ---------       ---------       ---------       --------
                                                   (AS RESTATED)   (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
                                                   (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
SELECTED INCOME STATEMENT DATA:
Revenues..............................  $97,828       $78,634         $65,623         $55,339         $48,068
Cost of revenues......................   83,432        66,437          53,951          44,717          38,504
                                        -------       -------         -------         -------         -------
       Gross profit...................   14,396        12,197          11,672          10,622           9,564
Marketing expenses....................    1,265         1,161           1,038             929             939
General and administrative expenses...    6,193         5,393           5,139           5,072           4,643
Revaluation of land held for
  disposal............................       --            --             612              --              --
                                        -------       -------         -------         -------         -------
       Operating income...............    6,938         5,643           4,884           4,621           3,982
Interest expense......................      287           160           1,800           2,135           1,888
Interest (income).....................     (226)         (189)            (39)             --              (2)
Other (income), net...................      (34)         (399)           (331)           (386)           (368)
                                        -------       -------         -------         -------         -------
       Income before income taxes and
          extraordinary item..........    6,911         6,071           3,453           2,872           2,464
Income tax provision..................    2,565         1,751           1,326           1,092              51
                                        -------       -------         -------         -------         -------
       Net income before extraordinary
          item........................    4,346         4,320           2,127           1,780           2,413
Extraordinary item, gain on
  extinguishment of debt, net of
  tax.................................       --            --             148              --              --
                                        -------       -------         -------         -------         -------
       Net income.....................  $ 4,346       $ 4,320         $ 2,275         $ 1,780         $ 2,413
                                        =======       =======         =======         =======         =======
Earnings per share -- Basic...........  $  0.80       $  0.80         $  0.60         $  0.46         $  0.63
                                        =======       =======         =======         =======         =======
Earnings per share -- Diluted.........  $  0.80       $  0.80         $  0.60         $  0.46         $  0.63
                                        =======       =======         =======         =======         =======
SELECTED BALANCE SHEET DATA:
Total assets..........................  $58,232       $50,286         $44,688         $40,967         $40,037
Total debt............................    3,062         2,272           1,236          19,424          21,910
Total shareholders' equity............  $41,287       $35,489         $31,109         $ 9,529         $ 7,807
SELECTED OPERATING DATA:
Number of centers (at end of
  period).............................      242           211             174             148             128
Center capacity (at end of
  period)(1)..........................   28,911        24,280          19,922          16,836          14,531
Average utilization(1)................     62.5%         63.4%           66.5%           67.2%           66.4%

-------------------------
(1) Average utilization is calculated by dividing total child days for a period by the total capacity of the Company's centers (excluding the capacity of those centers managed by the Company pursuant to management contracts) at the end of such period. Child days are calculated based upon the Company's standard hours by program (e.g., full-time, before and after, etc.).

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

     During the past four fiscal years, the Company has increased the number of centers from 128, at the beginning of fiscal year 1995, to 242 at fiscal year end 1998. The Company has achieved this growth through a combination of acquisitions, "build-to-suit" centers, and leases. Additionally, the Company has continued to increase the number of centers in both "at-work" and residential locations.

     Fiscal year 1998 growth consisted of 35 centers. The additions included 24 acquisitions/leases, 2 management contracts, 1 new lease, and 8 "build-to-suit" leased centers. The Company also closed 4 centers.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from "Selected Consolidated Financial Data" expressed as a percentage of revenues and the percentage change in the dollar amounts of such items compared to the prior period:

                                                                                         PERCENTAGE INCREASE
                                                        PERCENTAGE OF REVENUE                 (DECREASE)
                                                          FISCAL YEAR ENDED             ----------------------
                                                  ----------------------------------    FISCAL 98    FISCAL 97
                                                  APRIL 3,    MARCH 28,    MARCH 29,      OVER         OVER
                                                    1998        1997         1996       FISCAL 97    FISCAL 96
                                                  --------    ---------    ---------    ---------    ---------
Revenues........................................   100.0%       100.0%       100.0%        24.4%        19.8%
Cost of revenues................................    85.3%        84.5%        82.2%        25.6%        23.1%
                                                   -----        -----        -----        -----        -----
  Gross profit..................................    14.7%        15.5%        17.8%        18.0%         4.5%
Marketing expenses..............................     1.3%         1.5%         1.6%         9.0%        11.8%
General and administrative expenses.............     6.3%         6.9%         7.8%        14.8%         4.9%
Revaluation of land held for disposal...........      --           --          0.9%           *            *
                                                   -----        -----        -----        -----        -----
  Operating income..............................     7.1%         7.2%         7.4%        22.9%        15.6%
Interest expense................................     0.3%         0.2%         2.7%        79.4%       (91.1)%
Interest income.................................    (0.2)%       (0.2)%         --         19.6%           *
Other income, net...............................      --         (0.5)%       (0.5)%      (91.7)%       20.5%
                                                   -----        -----        -----        -----        -----
  Income before income taxes and extraordinary
     item.......................................     7.1%         7.7%         5.3%        13.8%        75.8%
Income tax provision............................     2.6%         2.2%         2.0%        46.5%        32.1%
                                                   -----        -----        -----        -----        -----
  Income before extraordinary item..............     4.4%         5.5%         3.2%         0.6%       103.1%
Extraordinary item: gain, net of tax............      --           --          0.2%           *            *
                                                   -----        -----        -----        -----        -----
  Net income....................................     4.4%         5.5%         3.5%         0.6%        87.9%
                                                   =====        =====        =====        =====        =====

-------------------------
* percentage increase (decrease) is not meaningful information

     FISCAL 1998 COMPARED TO FISCAL 1997. Revenues increased to $97.8 million in fiscal 1998 from $78.6 million in fiscal 1997, a 24.4% increase. Of that increase, 21.0% came from centers added during fiscal 1998 and from the full year impact of centers opened in fiscal 1997. The remaining 3.4% came from comparable center revenue growth (revenues from centers operating during all of fiscal 1998 and fiscal 1997). Comparable center revenue growth was 4.2%, or $3.0 million over last year's comparable center revenues. This growth in comparable center revenues resulted primarily from increases in tuition rates and to a lesser extent, increases in center utilization. In addition, the Company benefited from an additional week of revenue in fiscal 1998 as a result of the Company's policy to utilize a 52 -- 53 week fiscal year ending on the Friday closest to March 31.

     Gross profit increased to $14.4 million in fiscal 1998 from $12.2 million in fiscal 1997, an increase of 18.0%. As a percentage of revenues, gross profit decreased to 14.7% in fiscal 1998 from 15.5% in fiscal 1997. This decrease in margin was primarily due to the Company continuing to add new centers, which early in their operations will experience initial start up costs, operating losses and/or low margins. In addition, the Company benefited from an additional week of gross profit in fiscal 1998 as a result of the Company's policy to utilize a 52 -- 53 week fiscal year ending on the Friday closest to March 31.

     Marketing expenses increased to $1.3 million in fiscal 1998 from $1.2 million in fiscal 1997, a 9.0% increase. The increase was primarily due to the additional marketing expenses relating to the opening or acquisition of 35 new centers in fiscal 1998 as well as a full year of expense for the 37 new centers opened or acquired in fiscal 1997. As a percentage of revenues, however, marketing expenses decreased to 1.3% in fiscal 1998 from 1.5% in fiscal 1997, due primarily to operating leverage provided by higher revenues.

     General and administrative expenses increased to $6.2 million in fiscal 1998, from $5.4 million in 1997, a 14.8% increase. As a percentage of revenues, however, general and administrative expenses decreased to 6.3% in fiscal 1998 from 6.9% in fiscal 1997, due primarily to operating leverage provided by higher revenues.

     Interest expense increased to $0.3 million in fiscal 1998 from $0.2 million in fiscal 1997. As a percentage of revenues, interest expense increased to 0.3% in fiscal 1998 from 0.2% in fiscal 1997.

     Other income decreased to $0.03 million in fiscal 1998 from $0.4 million in fiscal 1997, a 91.7% decrease. This decrease is principally due to the expiration of a $400,000 annual lease subsidy which had been in effect for five years.

     The provision for income tax increased to $2.6 million (an effective rate of 37.1%) in fiscal 1998 from $1.8 million (an effective rate of 28.8%) in fiscal 1997. The increase in the effective tax rate was principally due to the $600,000 tax credit (a 9.4% impact) realized in the third quarter of fiscal 1997 as a result of the settlement with the IRS regarding the deductibility of certain acquisition costs. See Note 9 of the Notes to the Consolidated Financial Statements included as part of Item 14 of this Report.

     As a result of the foregoing changes, the Company's net income was $4.3 million, or 4.4% of revenues, in fiscal 1998 as compared to $4.3 million, or 5.5% of revenues, in fiscal 1997.

     FISCAL 1997 COMPARED TO FISCAL 1996. Revenues increased to $78.6 million in fiscal 1997 from $65.6 million in fiscal 1996, a 19.8% increase. Of that increase, 17.7% came from centers added during fiscal 1997 and from the full year impact of centers opened in fiscal 1996. The remaining 2.1% came from comparable center revenue growth (revenues from centers operating during all of fiscal 1996 and fiscal 1997). Comparable center revenue growth was 2.2%, or $1.4 million over last year's comparable center revenues. This growth in comparable center revenues resulted primarily from increases in tuition rates and was partially offset by lower center utilization attributable to the impact of the softer than expected fall enrollments in certain regional markets.

     Gross profit increased to $12.2 million in fiscal 1997 from $11.7 million in fiscal 1996, an increase of 4.5%. As a percentage of revenues, gross profit decreased to 15.5% in fiscal 1997 from 17.8% in fiscal 1996. This decrease in margin was primarily due to the Company continuing to add new centers, which early in their operations will experience initial start up costs, operating losses and/or low margins, and to a lessor extent, a slight decrease in the continuing centers' margins due to the impact of the soft fall enrollments in certain regional markets. Also, the Company continues to add exclusively leased facilities which typically produce lower margins than the Company's owned facilities due to the additional rent expense.

     Marketing expenses increased to $1.2 million in fiscal 1997 from $1.0 million in fiscal 1996, a 11.8% increase. The increase was primarily due to the additional marketing expenses relating to the opening or acquisition of 37 new centers in fiscal 1997 as well as a full year of expense for the 27 new centers opened or acquired in fiscal 1996. As a percentage of revenues, however, marketing expenses decreased to 1.5% in fiscal 1997 from 1.6% in fiscal 1996 .

     General and administrative expenses increased to $5.4 million in 1997 from $5.1 million in fiscal 1996, a 4.9% increase. As a percentage of revenues, however, general and administrative expenses decreased to 6.9% in fiscal 1997 from 7.8% in fiscal 1996, due primarily to operating leverage provided by higher revenues.

     Interest expense decreased to $0.2 million in fiscal 1997 from $1.8 million in fiscal 1996. This decrease was due to repayment in February and March 1996 of approximately $17.4 million of the Company's outstanding indebtedness with net proceeds from the Offering, partially offset by new indebtedness incurred with the acquisition of centers. As a percentage of revenues, interest expense decreased to 0.2% in fiscal 1997 from 2.7% in fiscal 1996.

     The provision for income tax increased to $1.8 million (an effective rate of 28.8%) in fiscal 1997 from $1.3 million (an effective rate of 38.4%) in fiscal 1996. The decrease in the effective tax rate was principally due to the $600,000 tax credit (a 9.4% impact) realized in the third quarter of fiscal 1997 as a result of the settlement with the IRS regarding the deductibility of certain acquisition costs. See Note 9 of the Notes to the Consolidated Financial Statements included as part of Item 14 of this Report.

     As a result of the foregoing changes, the Company's net income increased to $4.3 million, or 5.5% of revenues, in fiscal 1997 from $2.3 million, or 3.5% of revenues, in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements during fiscal 1998 and 1997 were new center expansion (through development of build-to-suit centers, new leases and acquisitions), maintenance of existing centers and the repayment of debt and related interest. The Company's primary cash requirements for fiscal 1999 will be its new center expansion program and maintenance of existing centers. The Company believes that operating cash flows, together with amounts available under a $10 million unsecured revolving line of credit facility will be sufficient to satisfy the Company's anticipated cash requirements on both a long-term and short-term basis. The line of credit bears annual interest at either the prime rate or an adjusted Eurodollar based rate, at the Company's option.

     Cash balances of $5.5 million and debt of $3.1 million at April 3, 1998, allow the Company to continue its growth strategy. Net cash provided by operations was $8.4 million during fiscal 1998 and $5.6 million during fiscal 1997. During the fiscal 1998 period, cash provided by operations, together with proceeds from the sale of assets ($0.1 million), was principally used to add 35 centers and to make capital improvements to existing centers (aggregating $5.7 million), to repay current installments due on acquisition debt ($0.9 million), and to increase cash balances ($1.8 million). During fiscal 1998, and at April 3, 1998, no borrowings were incurred under the Company's line of credit.

     Net accounts receivable increased to $2.5 million at April 3, 1998, from $1.9 million at March 28, 1997. This increase was principally due to increased participation in federal child care assistance programs, the timing of agency payment receipts and general growth in revenues. Reimbursable construction costs increased to $0.9 million at April 3, 1998, from $0.02 million at March 28, 1997. This increase was due to construction and development costs incurred by the Company for new build centers, as described below.

     The Company from time to time enters into contractual arrangements with general contractors for the construction of build-to-suit centers. The Company's Director of Real Estate Development and staff oversee the design and construction of the new build centers and pay the periodic contractual construction draws to the general contractor as well as other developmental costs incurred. The Company then periodically throughout the construction phase requests reimbursement for the construction draws and development costs from the property owner/landlord with whom the Company has a contractual lease back arrangement. The Company has various legal remedies available pursuant to construction agreements to minimize the risk of non-reimbursement as well as holding a security interest in the building during the construction phase.

     Accrued wages and payroll taxes increased to $3.5 million at April 3, 1998, from $1.9 million at March 28, 1997. This increase was primarily due to having a three week accrual at April 3, 1998, as compared to a two week accrual at March 28, 1997, as a result of the Company's policy to utilize a 52 -- 53 week fiscal year ending on the Friday closest to March 31.

     During fiscal 1998, the Company opened or acquired 35 centers, consisting of 9 build-to-suit centers or new leases, with the balance coming from acquisitions. The average cash required to open a build-to-suit center, consisting of capital expenditures for lease improvements and initial start-up costs, was approximately $80,000 for fiscal 1998, with each center experiencing additional cash requirements of $8,000 to $20,000 during its first six to nine months of operation. The costs for the Company's acquisitions vary considerably depending, in part, upon the profitability and maturity of the centers to be acquired, as well as their size and number. The Company has historically targeted an acquisition price ranging from $100,000 to $250,000 per center and provides for cash down payments generally ranging from 30% to 70% of the acquisition price. On occasion, the Company has been required to invest an additional $10,000 to $50,000 to bring certain acquired centers up to the Company's standards.

     During fiscal year 1999, the Company estimates opening or acquiring 32 to 37 centers. While the financial impact of acquired centers will vary with the economic impact and size of each transaction, the Company's build-to-suit cash requirements per center should not change substantially from prior years. The Company's estimated total cash requirements for center expansion and ongoing maintenance of existing centers should approximate $6.1 million in fiscal 1999. An acquisition of a larger multi-unit operator could increase these cash requirements.

YEAR 2000 DATE CONVERSION

     Management has implemented measures to ensure that the Company's information systems and applications will recognize and process information pertaining to the Year 2000. The measures being conducted utilize both internal and external resources and are directed at identifying systems and applications effected, corrections or adjustments necessary to existing systems, acquisition of new systems and applications, and testing of the systems and applications for Year 2000 compliance.

     Management does not expect that the cost of the measures necessary to attain Year 2000 compliance will be material to the Company's business, financial position or results of operations. Although the Company could be effected by the systems of other companies with which it does business, management does not believe that the Company's systems will be materially or adversely effected by the Year 2000 compliance efforts of third parties. Management expects that the Company will be Year 2000 compliant by the end of 1999.

EFFECT ON INFLATION

     The Company does not believe that inflation has had a material effect on the results of its operations in the past three fiscal years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this Item are included in the Consolidated Financial Statements set forth on pages F-1 through F-16, attached hereto and found following the signature page of this Report.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to the executive officers of the Company.

                       NAME                            AGE                    POSITION
                       ----                            ---                    --------
Harold A. Lewis....................................    52     President and Chief Executive Officer
Michael M. Yeager..................................    39     Vice President, Chief Financial Officer,
                                                              Secretary and Treasurer
Deborah D. Ludwig..................................    44     Vice President -- Eastern Region
Taylor V. Ward.....................................    44     Vice President -- Western Region
William H. Van Huis................................    41     Vice President -- Marketing
Kathryn C. Peel....................................    48     Vice President -- Human Resources

     Six of the executive officers of the Company have held the positions with the Company set forth above since the Company's incorporation in November 1995. Kathryn C. Peel was appointed as an executive officer in August 1997. In addition, each has served in the following positions:

     Harold A. Lewis has been the President and Chief Executive Officer and a director of Childtime Childcare, Inc. since August 1991. From 1990 to 1991, he was Chief Operating Officer International Operations of U.S. Travel Systems, Inc., a national, multi-unit travel company headquartered in Rockville, Maryland. From 1989 to 1990, Mr. Lewis was Chief Operating Officer of U.S. Travel Systems, Inc. Mr. Lewis' previous experience includes 14 years with The Dun & Bradstreet Corporation in New York, most recently as President of one of its subsidiaries, Thomas Cook Travel USA, a national multi-unit travel company. Mr. Lewis serves on the Dean's Executive Council at the Frank G. Zarb School of Business at Hofstra University. Mr. Lewis holds an M.B.A. from New York University.

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

     Deborah D. Ludwig has been the Vice President-Eastern Region of Childtime Childcare, Inc. since June 1992 and served as Executive Vice President and General Manager of Childtime Childcare, Inc. from July 1990 to June 1992. Ms. Ludwig also served as a director of Childtime Childcare, Inc. from July 1990 until November 1995. She has a 23-year career in child care, 18 of which are with the Company and its predecessor, GCC. Ms. Ludwig has an Associates Degree from Mott Community College in Early Childhood Development and a B.A. from the University of Michigan.

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

     Kathryn C. Peel has been the Vice President of Human Resources of Childtime Childcare, Inc. since April 1997. She joined Childtime in May 1993 as Director of Human Resources. From 1989 to 1993, Ms. Peel was Director of Corporate Human Resource Services for Mercy Health Services in Michigan. From 1984 to 1989 she was Assistant Administrator at Egleston Hospital for Children in Atlanta, Georgia. She has 20 years experience in human resources and communications. She holds a B.S. in Journalism from The George Washington University and a M.S. in Human Resources from Troy State University.

     Additional information required by this Item will be contained in the 1998 Proxy Statement of the Company under the caption, "Election of Directors," and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item will be contained in the 1998 Proxy Statement of the Company under the captions, "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Committees of the Board of Directors" and "Director Compensation," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item will be contained in the 1998 Proxy Statement of the Company under the captions, "Election of Directors" and "Principal Shareholders," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item will be contained in the 1998 Proxy Statement under the caption, "Certain Transactions," and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE, AND REPORTS ON FORM 8-K

     (a) 1. FINANCIAL STATEMENTS

          The financial statements filed with this Report are listed on page
     F-1.

          2. FINANCIAL STATEMENTS SCHEDULE

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

     (b) REPORTS ON FORM 8-K

          No current Reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended April 3, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 26, 1998.

                                          CHILDTIME LEARNING CENTERS, INC.

Dated: June 29, 1998                      By: /s/ HAROLD A. LEWIS

                                            ------------------------------------
                                            Harold A. Lewis,
                                            President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on June 26, 1998.

                  SIGNATURE                                              TITLE
                  ---------                                              -----

/s/ HAROLD A. LEWIS                              President, Chief Executive Officer and Director
---------------------------------------------    (Principal Executive Officer)
Harold A. Lewis

/s/ MICHAEL M. YEAGER                            Vice President and Chief Financial Officer
---------------------------------------------    (Principal Financial and Accounting Officer)
Michael M. Yeager

/s/ MILTON H. DRESNER                            Director
---------------------------------------------
Milton H. Dresner

/s/ JAMES W. GEISZ                               Director
---------------------------------------------
James W. Geisz

/s/ GEORGE A. KELLNER                            Director
---------------------------------------------
George A. Kellner

/s/ LEONARD C. TYLKA                             Director
---------------------------------------------
Leonard C. Tylka

/s/ JASON K. FELD                                Director
---------------------------------------------
Jason K. Feld

/s/ BENJAMIN R. JACOBSON                         Director
---------------------------------------------
Benjamin R. Jacobson

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

     The following consolidated financial statements of Childtime Learning Centers, Inc. are referred to in Item 8:

                                                                      PAGES
                                                                      -----
Report of Independent Accountants...........................           F-2

Financial Statements:
  Consolidated Balance Sheet................................           F-3

  Consolidated Statement of Income..........................           F-4

  Consolidated Statement of Changes in Common Stock Purchase
     Warrant and Shareholders' Equity.......................           F-5

  Consolidated Statement of Cash Flows......................           F-6

  Notes to Consolidated Financial Statements................    F-7 - F-16

The following consolidated financial statement schedule of Childtime
Learning Centers, Inc. is included herein:

  Schedule II - Valuation and qualifying accounts...........           S-1


     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Childtime Learning Centers, Inc. and Subsidiary:

     We have audited the accompanying consolidated balance sheet of Childtime Learning Centers, Inc. and Subsidiary as of April 3, 1998 and March 28, 1997, and the related consolidated statements of income, changes in common stock purchase warrant and shareholders' equity, and cash flows for each of the three fiscal years in the period ended April 3, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Childtime Learning Centers, Inc. and Subsidiary as of April 3, 1998 and March 28, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 3, 1998 in conformity with generally accepted accounting principles.

     As discussed in Note 3, the accompanying financial statements have been restated to reflect the recognition of scheduled rent increases on a straight-line basis over the term of the related lease.

                                          COOPERS & LYBRAND L.L.P.

                                          Detroit, Michigan
                                          June 8, 1998

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                                                 APRIL 3,        MARCH 28,
                                                                   1998            1997
                                                                 --------        ---------
                                                                               (AS RESTATED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 5,541,122     $ 3,733,174
  Accounts receivable, less allowance for doubtful accounts
    of $225,000 and $185,000, respectively..................      2,485,811       1,941,059
  Reimbursable construction costs...........................        930,688          15,046
  Prepaid expenses and other................................      1,853,812       1,412,273
  Deferred income taxes.....................................        945,000         904,000
                                                                -----------     -----------
         Total current assets...............................     11,756,433       8,005,552
                                                                -----------     -----------
Land, buildings and equipment:
  Land......................................................     10,220,000      10,220,000
  Buildings.................................................     19,640,018      19,504,681
  Vehicles, furniture and equipment.........................      8,783,584       7,161,356
  Leasehold improvements....................................      5,674,308       5,296,298
                                                                -----------     -----------
                                                                 44,317,910      42,182,335
    Less accumulated depreciation and amortization..........     (9,359,509)     (8,125,974)
                                                                -----------     -----------
                                                                 34,958,401      34,056,361
  Land held for disposal....................................        512,450         594,450
                                                                -----------     -----------
                                                                 35,470,851      34,650,811
                                                                -----------     -----------
Other noncurrent assets:
  Intangible assets, net....................................     10,179,240       7,039,602
  Refundable deposits and other.............................        711,146         590,472
                                                                -----------     -----------
         Total assets.......................................    $58,117,670     $50,286,437
                                                                ===========     ===========
LIABILITIES
Current liabilities:
  Current maturities of long-term debt......................    $   818,781     $   686,453
  Accounts payable..........................................      1,535,590       1,271,001
  Accrued wages and payroll taxes...........................      3,492,206       1,940,409
  Accrued vacation..........................................        913,835         807,729
  Other current liabilities.................................      3,108,890       2,568,012
                                                                -----------     -----------
         Total current liabilities..........................      9,869,302       7,273,604
Long-term debt..............................................      2,242,790       1,585,599
Deferred rent liability.....................................      1,400,000       1,000,000
Deferred income taxes.......................................      3,319,000       3,498,000
                                                                -----------     -----------
         Total liabilities..................................     16,831,092      13,357,203
                                                                -----------     -----------
Common stock purchase warrant...............................             --       1,440,000
Commitments and contingencies...............................             --              --
SHAREHOLDERS' EQUITY
Common stock, 10,000,000 shares authorized, no par value;
  5,429,322 and 5,227,811 issued and outstanding,
  respectively..............................................     30,811,877      29,363,816
Preferred stock, 1,000,000 shares authorized, no par value;
  no shares issued or outstanding...........................             --              --
Subscriptions receivable....................................             --          (3,441)
Retained earnings...........................................     10,474,701       6,128,859
                                                                -----------     -----------
         Total shareholders' equity.........................     41,286,578      35,489,234
                                                                -----------     -----------
         Total liabilities and shareholders' equity.........    $58,117,670     $50,286,437
                                                                ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME

                                                                    FISCAL YEARS ENDED
                                                         -----------------------------------------
                                                          APRIL 3,       MARCH 27,      MARCH 29,
                                                            1998           1997           1996
                                                          --------       ---------      ---------
                                                                              (AS RESTATED)
Revenues...............................................  $97,827,659    $78,633,673    $65,623,027
Cost of revenues.......................................   83,431,931     66,436,784     53,951,106
                                                         -----------    -----------    -----------
     Gross profit......................................   14,395,728     12,196,889     11,671,921
Marketing expenses.....................................    1,265,356      1,161,049      1,037,449
General and administrative expenses....................    6,192,608      5,392,966      5,139,408
Revaluation of land held for disposal..................           --             --        611,568
                                                         -----------    -----------    -----------
     Operating income..................................    6,937,764      5,642,874      4,883,496
Interest expense.......................................      286,514        159,927      1,800,116
Interest income........................................     (226,375)      (188,564)       (38,669)
Other income, net......................................      (33,217)      (399,153)      (331,223)
                                                         -----------    -----------    -----------
     Income before income taxes and extraordinary
       item............................................    6,910,842      6,070,664      3,453,272
Income tax provision...................................    2,565,000      1,751,000      1,326,000
                                                         -----------    -----------    -----------
     Income before extraordinary item..................    4,345,842      4,319,664      2,127,272
Extraordinary item, net gain on early retirement of
  debt,
  net of income taxes of $93,000.......................           --             --        148,000
                                                         -----------    -----------    -----------
     Net income........................................  $ 4,345,842    $ 4,319,664    $ 2,275,272
                                                         ===========    ===========    ===========
Earnings per share:
  Basic:
     Before extraordinary item.........................  $      0.80    $      0.80    $      0.56
     Extraordinary item................................           --             --           0.04
                                                         -----------    -----------    -----------
     After extraordinary item..........................  $      0.80    $      0.80    $      0.60
                                                         ===========    ===========    ===========
  Diluted:
     Before extraordinary item.........................  $      0.80    $      0.80    $      0.56
     Extraordinary item................................           --             --           0.04
                                                         -----------    -----------    -----------
     After extraordinary item..........................  $      0.80    $      0.80    $      0.60
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

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

       CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCK PURCHASE WARRANT
                            AND SHAREHOLDERS' EQUITY

                                                                    SHAREHOLDERS' EQUITY
                                           ----------------------------------------------------------------------
                              COMMON                                                    RETAINED
                               STOCK             COMMON STOCK                           EARNINGS
                             PURCHASE      ------------------------   SUBSCRIPTIONS   (ACCUMULATED
                              WARRANT       SHARES        AMOUNT       RECEIVABLE       DEFICIT)         TOTAL
                             --------       ------        ------      -------------   ------------       -----
Balances, March 31,
  1995....................  $ 1,440,000    3,297,811    $10,144,916     $(150,160)    $  (196,077)    $ 9,798,679
Prior period adjustment
  (Note 3)................           --           --             --            --        (270,000)       (270,000)
                            -----------    ---------    -----------     ---------     -----------     -----------
Balances, March 31, 1995,
  as restated.............    1,440,000    3,297,811     10,144,916      (150,160)       (466,077)      9,528,679
Issuance of shares........           --    1,930,000     19,218,900            --              --      19,218,900
Collection of
  subscriptions
  receivable..............           --           --             --        85,989              --          85,989
Net income................           --           --             --            --       2,275,272       2,275,272
                            -----------    ---------    -----------     ---------     -----------     -----------
Balances, March 29,
  1996....................    1,440,000    5,227,811     29,363,816       (64,171)      1,809,195      31,108,840
Collection of
  subscriptions
  receivable..............           --           --             --        60,730              --          60,730
Net income................           --           --             --            --       4,319,664       4,319,664
                            -----------    ---------    -----------     ---------     -----------     -----------
Balances, March 28,
  1997....................    1,440,000    5,227,811     29,363,816        (3,441)      6,128,859      35,489,234
Collection of
  subscriptions
  receivable..............           --           --             --         3,441              --           3,441
Exercise of purchase
  warrant.................   (1,440,000)     201,511      1,448,061            --              --       1,448,061
Net income................           --           --             --            --       4,345,842       4,345,842
                            -----------    ---------    -----------     ---------     -----------     -----------
Balances, April 3, 1998...           --    5,429,322    $30,811,877            --     $10,474,701     $41,286,578
                            ===========    =========    ===========     =========     ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      FISCAL YEARS ENDED
                                                           ----------------------------------------
                                                            APRIL 3,     MARCH 28,      MARCH 29,
                                                              1998          1997           1996
                                                            --------     ---------      ---------
                                                                               (AS RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................    $4,345,842    $4,319,664    $  2,275,272
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization.....................     2,393,689     1,855,533       1,575,769
     Deferred rent liability...........................       400,000       325,000         225,000
     Deferred income taxes.............................      (220,000)   (1,087,000)       (235,000)
     Interest expense on subordinated note.............            --            --         200,000
     (Gain) losses and provisions for losses on land,
       buildings, equipment and land held for
       disposal........................................        (8,454)        8,048         601,255
     Lease subsidy income..............................            --            --        (200,000)
     Changes in assets and liabilities providing
       (consuming) cash:
       Accounts receivable.............................      (544,752)     (220,911)       (412,706)
       Prepaid expenses and other assets...............      (441,539)     (237,787)       (557,696)
       Accounts payable, accruals, and other current
          liabilities..................................     2,463,370       659,544         234,858
                                                           ----------    ----------    ------------
     Net cash provided by operating activities.........     8,388,156     5,622,091       3,706,752
                                                           ----------    ----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for land, buildings and equipment.......    (2,464,472)   (1,968,524)     (2,211,405)
  Expenditures for reimbursable construction costs.....    (4,174,674)   (2,764,817)       (748,711)
  Acquisition of intangible assets.....................    (2,312,408)   (1,767,621)     (1,899,990)
  Proceeds from sales of land, buildings and
     equipment.........................................       118,717       173,076       1,247,700
  Payments for refundable deposits and other assets....      (120,674)     (108,215)       (210,290)
                                                           ----------    ----------    ------------
     Net cash used in investing activities.............    (8,953,511)   (6,436,101)     (3,822,696)
                                                           ----------    ----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt...........................      (897,231)     (583,098)    (18,188,211)
  Repayments of reimbursable construction costs........     3,259,032     2,758,305       1,092,987
  Deferred financing costs.............................            --        (2,222)        (20,664)
  Issuance of shares, net of subscriptions
     receivable........................................        11,502        60,730      19,304,889
                                                           ----------    ----------    ------------
     Net cash provided by financing activities.........     2,373,303     2,233,715       2,189,001
                                                           ----------    ----------    ------------
Net increase in cash and cash equivalents..............     1,807,948     1,419,705       2,073,057
Cash and cash equivalents, beginning of year...........     3,733,174     2,313,469         240,412
                                                           ----------    ----------    ------------
Cash and cash equivalents, end of year.................    $5,541,122    $3,733,174    $  2,313,469
                                                           ==========    ==========    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPLES OF CONSOLIDATION AND CORPORATE ORGANIZATION:

     The consolidated financial statements as of April 3, 1998 and March 28, 1997 include the accounts of Childtime Learning Centers, Inc. and its wholly owned subsidiary, Childtime Childcare, Inc. ("Childtime") (together referred to as the "Company"). All significant intercompany transactions have been eliminated. The Company began operations in 1967. Childtime Learning Centers, Inc. was incorporated on November 2, 1995 and completed its initial public offering on February 2, 1996. The Company provides for-profit child care through 242 child care centers located in 17 states and the District of Columbia as of April 3, 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     a. FISCAL YEAR: The Company utilizes a 52-53 week fiscal year (comprised of 13 four-week periods), ending on the Friday closest to March 31. The fiscal year ended April 3, 1998 contained 53 weeks, while fiscal years ended March 28, 1997, and March 29, 1996 contained 52 weeks.

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

     c. DEFERRED FINANCING COSTS: Costs related to the issuance of debt are deferred and amortized over the life of the underlying indebtedness. Accumulated amortization at April 3, 1998 and March 28, 1997 was $17,134 and $11,563, respectively.

     d. INTANGIBLE ASSETS: Intangible assets represent principally the unamortized excess of the cost of acquiring Childtime (by the predecessor of Childtime Learning Centers, Inc.) and other acquisitions of existing child care facilities over the fair values of the companies' net tangible assets at the dates of acquisition. The intangible assets are being amortized using a straight-line method over various periods up to 20 years with such amortization expense included in cost of revenues. Accumulated amortization at April 3, 1998 and March 28, 1997 was $2,190,788 and $1,336,843, respectively.

     e. IMPAIRMENT OF LONG-LIVED ASSETS: The Company periodically assesses the recoverability of the unamortized cost of acquired assets in excess of fair value based on a review of projected undiscounted cash flows of the related centers. These cash flows are prepared and reviewed by management in connection with the Company's annual long-range planning process.

     f. INCOME TAXES: The Company provides for income taxes for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     g. CASH AND CASH EQUIVALENTS: The Company considers all temporary investments with original maturities of three months or less at time of purchase to be cash equivalents.

     h. FINANCIAL INSTRUMENTS: In management's opinion, the carrying values of cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these instruments. The carrying values of long-term debt approximate fair value based on the current borrowing rates for similar instruments.

     i. RISK CONCENTRATION: Accounts receivable is the principal financial instrument which subjects the Company to concentration of credit risk. Concentration of credit risk is somewhat limited due to the

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
Company's large number, diversity and dispersion of customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable.

     Revenues from federal child care assistance programs represent a significant portion of total revenues. For fiscal 1998, 1997 and 1996, federal assistance revenues were approximately $13,200,000 (14 percent), $8,800,000 (11 percent) and $5,900,000 (9 percent), respectively.

     In connection with certain build-to-suit centers to be leased, the Company enters into arrangements, whereby the Company accumulates costs during the construction process and is then reimbursed by the developer. The Company has various legal remedies available pursuant to the construction agreements to minimize the risk of nonreimbursement.

     j. COMMON STOCK PURCHASE WARRANT: The common stock purchase warrant was initially recorded at its estimated fair value at the date of issuance, July 9, 1990. The Company's policy was to record changes in the estimated fair value of the common stock purchase warrant only to the extent it exceeded the carrying value for the periods in which the former lender had the right to "put" the common stock purchase warrant to the Company. During fiscal 1998, the former lender exercised its right to require the Company to convert the warrant to 201,511 common shares represented by this warrant. In addition, the former lender has the right to require the Company to register these shares under the Securities Exchange Act of 1934.

     k. COMMON STOCK AND EARNINGS PER SHARE: The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share" for the fiscal year ended April 3, 1998. SFAS No. 128 replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with the presentation of basic EPS and diluted EPS, respectively. All prior period EPS data has been restated to conform to SFAS No. 128. The common stock purchase warrant (201,511 shares) is treated as a common stock equivalent prior to exercise and, accordingly, has been included in common shares outstanding for all periods presented. The adoption of this new accounting standard did not have a material impact on the Company's reported EPS amounts. A reconciliation of the denominators used in the basic and diluted EPS calculation follows:

                                                                  APRIL 3,     MARCH 28,    MARCH 29,
                                                                    1998         1997         1996
                                                                  --------     ---------    ---------
    Denominator:
      Weighted average shares outstanding EPS, basic..........    5,429,322    5,429,322    3,783,855
      Incremental shares from assumed conversion of options...       21,063           --           --
                                                                  ---------    ---------    ---------
         Weighted average shares outstanding EPS, diluted.....    5,450,385    5,429,322    3,783,855
                                                                  =========    =========    =========

     l. REVENUE RECOGNITION: Substantially all of the Company's revenues are derived from providing child care services through residential and at-work centers. All revenues are recognized as the service is provided. For services provided to employers under short-term (1-5 years) management contract arrangements where the employer assumes financial responsibility for the ongoing operations, only the management fee is recorded as revenue. Management contracts generally call for reimbursement of all operational costs of the center plus a management fee, negotiated based on center size, as well as various operational and financial considerations.

     m. PRE-OPENING COSTS: Pre-opening costs are expensed as incurred.

     n. ADVERTISING EXPENSES: Yellow pages advertising is paid in advance and recorded as a prepaid expense which is amortized over the one year publication period. Direct mailing costs are incurred at various times during the fiscal year and are expensed over the period in which revenues are generated and recognized (generally measured in months and less than one year). All other marketing costs are treated as period expenses and, accordingly, are directly expensed in the period incurred.

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     o. USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     p. RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS: In June, 1997 the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components, amending various prior SFAS. Management believes that the adoption of SFAS No. 130 in fiscal 1999 will not have a significant impact on results of operations or financial position.

     Also in June, 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires selected information in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, superseding SFAS No. 14. Management believes that the adoption of SFAS No. 131 in fiscal 1999 will not have a significant impact on results of operations or financial position.

     q. RECLASSIFICATIONS: Certain amounts for the fiscal years ended March 28, 1997 and March 29, 1996 have been reclassified to conform to the presentation adopted in fiscal 1998.

3. PRIOR PERIOD ADJUSTMENT:

     The Company's financial statements have been restated to reflect the recognition of scheduled dollar rent increases on a straight-line basis over the term of the related lease pursuant to SFAS No. 13, "Accounting for Leases." Previously, the Company recognized scheduled dollar rent increases in the consolidated financial statements as the increases became effective. The effect of the restatement is as follows:

                                                YEAR ENDED MARCH 28, 1997       YEAR ENDED MARCH 29, 1996
                                               ----------------------------    ---------------------------
                                               AS PREVIOUSLY        AS         AS PREVIOUSLY        AS
                                                 REPORTED        RESTATED        REPORTED        RESTATED
                                               -------------     --------      -------------     --------
Balance sheet:
  Other long-term liabilities..............              --     $ 1,000,000              --     $  675,000
  Deferred income taxes....................     $ 3,898,000       3,498,000     $ 4,571,000      4,301,000
  Retained earnings........................       6,728,859       6,128,859       2,214,195      1,089,195
Statement of income:
  Cost of revenues.........................      66,111,784      66,436,784      53,726,106     53,951,106
  Income tax expense.......................       1,881,000       1,751,000       1,416,000      1,326,000
  Net income...............................       4,514,664       4,319,664       2,410,272      2,275,272
  Earnings per share, basic and diluted....            0.83            0.80            0.64           0.60

     In addition, a $270,000 adjustment was recorded to retained earnings as of March 31, 1995.

4. INITIAL PUBLIC OFFERING:

     On February 2, 1996 and March 1, 1996, the Company sold 1,700,000 shares and 230,000 shares, respectively, of common stock, no par value, for $11.00 per share to the public and received net proceeds aggregating $19,218,900 after deducting underwriting discounts and commissions, and offering expenses. Approximately $17,400,000 of the net proceeds were used to retire debt.

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

4. INITIAL PUBLIC OFFERING -- (CONTINUED)
     During the 1996 fiscal year, in connection with the retirement of this indebtedness, the Company negotiated a $300,000 reduction in the subordinated note payable and wrote-off $59,000 of unamortized deferred financing costs. The $148,000 gain, net of income taxes of $93,000, is reflected as an extraordinary item in the accompanying consolidated statement of income.

5. ACQUISITIONS:

     The Company completed 24 center acquisitions during fiscal 1998 from various independent child care providers for an aggregate of $2,645,000 in cash and $1,687,000 in seller-financed debt. The Company completed 23 center acquisitions during fiscal 1997 from various independent child care providers for an aggregate of $2,036,000 in cash and $1,619,000 in seller-financed debt. The results of operations of the acquired centers have been included in the consolidated results of the Company (accounted for under the purchase method) from their respective acquisition dates.

     The following unaudited pro forma information assumes that all fiscal 1998 and 1997 acquisitions occurred at the beginning of fiscal 1997. Pro forma information is based upon certain assumptions and estimates, including interest expense on debt assumed (ranging from 8.5 percent to 10.95 percent); depreciation and amortization charges based on the new accounting basis for assets acquired; and the related income tax effect and do not necessarily represent results which would have occurred if the acquisitions had taken place as assumed above, nor are they indicative of future results.

                                              YEAR ENDED APRIL 3, 1998      YEAR ENDED MARCH 28, 1997
                                             ---------------------------    --------------------------
                                             HISTORICAL      PRO FORMA      HISTORICAL      PRO FORMA
                                             ----------      ---------      ----------      ---------
                                                            (UNAUDITED)                    (UNAUDITED)
Revenue..................................    $97,828,659    $102,810,000    $78,633,673    $94,177,000
Net income...............................      4,345,842       4,342,000      4,319,664      4,315,000
Earnings per share.......................          $0.80           $0.80          $0.80          $0.79

6. OTHER CURRENT ASSETS AND LIABILITIES:

     Other current assets and liabilities are composed of the following:

                                                                 APRIL 3,     MARCH 28,
                                                                   1998          1997
                                                                 --------     ---------
Prepaid expenses and other current assets:
  Prepaid rent..............................................    $  935,007    $  610,728
  Other.....................................................       918,805       801,545
                                                                ----------    ----------
                                                                $1,853,812    $1,412,273
                                                                ==========    ==========
Other current liabilities:
  Unearned revenue..........................................    $  736,791    $  440,298
  Accrued workers' compensation expense (net of $392,260 of
     advance deposits held by insurance company at April 3,
     1998)..................................................       539,224       731,740
  Other.....................................................     1,802,875     1,395,974
                                                                ----------    ----------
                                                                $3,078,890    $2,568,012
                                                                ==========    ==========

7. LAND HELD FOR DISPOSAL:

     From July 9, 1990 to March 31, 1995, land held for disposal was carried at its estimated fair market value which was based on the carrying values provided by the seller. In fiscal 1996, the carrying value of land held

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

7. LAND HELD FOR DISPOSAL -- (CONTINUED) for disposal was determined on a parcel-by-parcel basis based upon independent appraisals less costs to sell. As a result, a $611,568 loss is included in the accompanying consolidated statement of income for the fiscal year ended March 29, 1996 as revaluation of the property to its appraised value less estimated costs to sell.

8. FINANCING ARRANGEMENTS:

     Financing arrangements consist of the following:

                                                                 APRIL 3,     MARCH 28,
                                                                   1998          1997
                                                                 --------     ---------
Note payable to a corporation, interest at prime (8.5
  percent at April 3, 1998 and March 28, 1997) plus 1
  percent, quarterly principal payments of $34,000, plus
  interest, remaining principal balance payable October
  2001......................................................    $  476,000    $  612,000
Note payable to a corporation, interest at 8 percent per
  year, quarterly principal payments of $16,752, plus
  interest, remaining principal balance payable January
  2004......................................................       385,295       452,303
Note payable to an individual, interest at prime (8.5
  percent at April 3, 1998), but not below 8.25 percent,
  quarterly principal payments of $11,437, plus interest,
  remaining principal balance payable July 2007.............       423,153            --
Notes payable to various entities and individuals, interest
  at various fixed rates ranging from 7.9 to 10.95 percent
  and variable rates ranging from prime (8.5 percent at
  April 3, 1998 and March 28, 1997) to prime plus 1 percent, various payment terms with original maturities ranging
  from two to six years.....................................     1,777,123     1,207,749
                                                                ----------    ----------
                                                                 3,061,571     2,272,052
  Less current maturities of long-term debt.................       818,781       686,453
                                                                ----------    ----------
                                                                $2,242,790    $1,585,599
                                                                ==========    ==========

     At April 3, 1998, aggregate principal payments due on the long-term debt over the next five years are as follows:

1999........................................................    $  818,781
2000........................................................       605,012
2001........................................................       609,085
2002........................................................       548,730
2003 and thereafter.........................................       479,963
                                                                ----------
                                                                $3,061,571
                                                                ==========

     At April 3, 1998, the Company's revolving line of credit is unsecured and provides for borrowings up to $10,000,000, with interest payable monthly at a variable rate, at the Company's option, based on either the prime rate (8.5 percent at April 3, 1998) or the Eurodollar rate. There were no outstanding borrowings under the line of credit at April 3, 1998 and March 28, 1997. The availability under the line of credit was reduced by outstanding letters of credit in the amount of $1,249,573 at April 3, 1998 and $900,000 at March 28, 1997. Under this agreement, the Company is required to maintain certain financial ratios and other financial conditions, the most restrictive of which requires the Company to maintain certain debt-to-equity ratios, a minimum fixed charge coverage and a minimum amount of tangible net worth. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets and transactions with affiliates.

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

8. FINANCING ARRANGEMENTS -- (CONTINUED)
     In connection with obtaining original acquisition financing in 1990, the Company issued a common stock purchase warrant to the former lender which entitled the former lender to purchase 201,511 shares of common stock. A fair value of $806,044 was originally ascribed to the common stock purchase warrant. Until January 5, 1996, the former lender had the right to "put" the common stock purchase warrant to the Company at a price equal to the fair value or book value of the common stock purchase warrant as defined in the Agreement. The Company also had the right to call the common stock purchase warrant under similar terms. During fiscal 1998, the former lender exercised its right to require the Company to convert the warrant to 201,511 common shares represented by this warrant. In addition, the former lender has the right to require the Company to register these shares under the Securities Exchange Act of 1934.

9. INCOME TAXES:

     The income tax provision on income before income taxes and extraordinary item reflected in the consolidated statement of income consists of the following:

                                                            APRIL 3,      MARCH 28,     MARCH 29,
                                                              1998          1997           1996
                                                            --------      ---------     ---------
                                                                               (AS RESTATED)
CURRENT:
  Federal................................................  $2,366,000    $ 2,395,000    $1,270,000
  State and local........................................     419,000        443,000       291,000
                                                           ----------    -----------    ----------
                                                            2,785,000      2,838,000     1,561,000
                                                           ----------    -----------    ----------
DEFERRED:
  Federal................................................    (213,000)      (914,000)     (188,000)
  State and local........................................      (7,000)      (173,000)      (47,000)
                                                           ----------    -----------    ----------
                                                             (220,000)    (1,087,000)     (235,000)
                                                           ----------    -----------    ----------
                                                           $2,565,000    $ 1,751,000    $1,326,000
                                                           ==========    ===========    ==========

     Differences between the income tax provision on income before income taxes and extraordinary item reflected in the statement of income and that computed by applying the statutory federal income tax rate are attributable to the following:

                                                             APRIL 3,     MARCH 28,     MARCH 29,
                                                               1998          1997          1996
                                                             --------     ---------     ---------
                                                                               (AS RESTATED)
Income tax provision at the statutory federal rate........  $2,350,000    $2,064,000    $1,174,000
State and local taxes, net of federal tax benefit.........     272,000       178,000       161,000
Internal Revenue Service settlement.......................          --      (600,000)           --
Other.....................................................     (57,000)      109,000        (9,000)
                                                            ----------    ----------    ----------
                                                            $2,565,000    $1,751,000    $1,326,000
                                                            ==========    ==========    ==========

     The Internal Revenue Service ("IRS") had challenged the deductibility of certain costs incurred by KD Acquisition Corporation (the predecessor of Childtime Learning Centers, Inc.) in connection with its acquisition of the Company and had issued a Statutory Notice of Deficiency for the tax years 1991-1994. Accordingly, prior to March 29, 1996, the Company had not recognized for financial statement purposes the income tax benefit of approximately $900,000 associated with these deductions.

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

9. INCOME TAXES -- (CONTINUED)
     During fiscal 1997, legislation was enacted by Congress which clarified certain provisions of the Internal Revenue Code related to the deductibility of such expenses. As a result of the enacted legislation, the Company and the IRS reached an agreement which resulted in a settlement at an amount substantially below that originally claimed. Accordingly, the accompanying consolidated statement of income includes a $600,000 credit in the income tax provision to reflect the settlement of this issue with the IRS.

     Temporary differences and carryforwards which give rise to deferred tax assets and (liabilities) are as follows:

                                                                        FISCAL YEARS
                                                          -----------------------------------------
                                                           DEFERRED       DEFERRED       DEFERRED
                                                             ASSET          ASSET          ASSET
                                                          (LIABILITY)    (LIABILITY)    (LIABILITY)
                                                           APRIL 3,       MARCH 28,      MARCH 29,
                                                             1998           1997           1996
                                                          -----------    -----------    -----------
                                                                               (AS RESTATED)
Basis and depreciation differences of property........    $(3,859,000)   $(3,898,000)   $(3,671,000)
Provision for estimated expenses......................        945,000        904,000        620,000
Straight-line rent....................................        540,000        400,000        270,000
Other.................................................             --             --       (900,000)
                                                          -----------    -----------    -----------
                                                          $(2,374,000)   $(2,594,000)   $(3,681,000)
                                                          ===========    ===========    ===========

10. LEASES:

     The Company leases certain land and buildings, primarily children's centers and vehicles, under noncancelable operating leases with original terms ranging from 1 to 25 years. Certain leases contain purchase and renewal options, impose restrictions upon making certain payments and incurring additional debt, and may provide for rental increases at specified intervals and contingent rents based upon a specified percentage of the gross revenues derived from operating a business at the lease facility. Rental expense, as restated, for the years ended April 3, 1998, March 28, 1997 and March 29, 1996 was $12,081,613, $9,062,000 and
$6,942,452, respectively. These amounts included contingent rental expense of $390,573, $304,209 and $277,966 for the years ended April 3, 1998, March 28,
1997 and March 29, 1996, respectively.

     Future minimum rental commitments at April 3, 1998 for all noncancelable operating leases are as follows:

1,999.......................................................    $11,494,905
2,000.......................................................     11,009,809
2,001.......................................................     10,499,666
2,002.......................................................      9,999,458
2,003.......................................................      9,425,575
Thereafter..................................................     66,470,791

     The Company was party to a lease subsidy agreement with Gerber Products Company, which required semiannual payments of $200,000 to be made to the Company through March 31, 1997. Through October 1, 1995, the payments were in the form of dollar-for-dollar non cash reductions of the amounts owed by the Company to Gerber. Subsequent payments were paid directly to the Company. The payments were contingent upon the Company meeting certain conditions as set forth in the subsidy agreement. These conditions were met and $400,000 has been reflected as other income in the statement of income, for each of the fiscal years ended March 28, 1997 and March 29, 1996.

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

10. LEASES -- (CONTINUED)
     In connection with certain build-to-suit centers leased under operating leases, the Company financed construction costs of $4,174,674, $2,764,817 and $748,711 for the years ended April 3, 1998, March 28, 1997 and March 29, 1996, respectively. Related repayments received under reimbursement agreements were $3,259,032, $2,758,305 and $1,092,987 for the years then ended.

11. EMPLOYEE BENEFIT PLAN:

     The Company has a 401(k) Savings and Retirement Plan (the "Plan") covering substantially all of its full-time employees. The Company matches 25 percent of employee contributions up to 4 percent of compensation. Employees may contribute up to 15 percent of compensation to the Plan. Amounts expensed for the years ended April 3, 1998, March 28, 1997 and March 29, 1996 were $91,055, $71,795 and
$59,824, respectively.

12. STOCK OPTIONS:

     In November 1995, the Company adopted the 1995 Stock Incentive Plan for Key Employees (the "Stock Option Plan"). The Stock Option Plan became effective, February 2, 1996, concurrent with the effectiveness of the registration statement relating to the Company's initial public offering of Common Stock. The aggregate number of shares which may be issued pursuant to the Stock Option Plan, is 300,000 shares. Options may be granted, or restricted stock awarded at the discretion of the Company's compensation committee from time to time at a range of 75 percent to 110 percent of the market value of the stock on the date on which such option is granted as defined in the Stock Option Plan. Each option granted under the plan shall expire in five to ten years from the date of grant, as defined in the Stock Option Plan. Restrictions on sale or transfer of stock awarded under the Stock Option Plan, if any, range from six months to five years. Vesting requirements are determined by the committee at the time of the grant, provided, however, no stock option may be exercisable prior to the expiration of six months from the date of grant, unless the Participant dies or becomes disabled prior thereto. All options granted during fiscal 1998 (109,000) and 1996 (65,000) vest evenly over a three-year period.

     In addition, the Company adopted the Director Stock Option Plan, effective February 2, 1996, providing for annual grants of stock options to nonemployee directors to purchase common stock at fair value as of the date of such grant. The aggregate number of shares which may be issued pursuant to the Director Stock Option Plan, is 75,000 shares. Each option grant under the plan shall expire in five years from the date of grant. Options vest in full on the first anniversary of the date of grant, 15,000 options were granted under the plan during both fiscal 1998 and 1996.

     The Company has adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," and continues to measure compensation cost using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had stock option compensation cost for these plans been determined based on the fair value at the grant dates for awards

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

12. STOCK OPTIONS -- (CONTINUED)
under those plans consistent with the methodology of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                                 APRIL 3,     MARCH 28,     MARCH 29,
                                                                   1998          1997          1996
                                                                ----------    ----------    ----------
                                                                                   (AS RESTATED)
NET INCOME:
  Before extraordinary item..................    As reported    $4,345,842    $4,319,664    $2,127,272
                                                 Pro forma      $4,150,803    $4,391,884    $2,106,835
  After extraordinary item...................    As reported    $4,345,842    $4,319,664    $2,275,272
                                                 Pro forma      $4,150,803    $4,391,884    $2,254,835
EARNINGS PER SHARE, BASIC AND DILUTED:
  Before extraordinary item..................    As reported         $0.80         $0.80         $0.56
                                                 Pro forma           $0.76         $0.77         $0.56
  After extraordinary item...................    As reported         $0.80         $0.80         $0.60
                                                 Pro forma           $0.76         $0.77         $0.60
Weighted average fair value of options
  granted during the year....................                        $4.23           $--         $5.89
                                                                ==========    ==========    ==========

     The fair value of the options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the "Black-Scholes" option-pricing model with the following weighted average assumptions for 1998, 1997 and 1996: no dividend yield; expected volatility of 64.7 percent; a risk free interest rate of 5.2 percent and an expected holding period of four years. Presented below is a summary of the status of the stock options held by employees of the Company as of April 3, 1998, March 28, 1997 and March 29, 1996:

                                                YEAR ENDED             YEAR ENDED            YEAR ENDED
                                               APRIL 3, 1998         MARCH 28, 1997        MARCH 29, 1996
                                            -------------------    ------------------    ------------------
                                                       WEIGHTED              WEIGHTED              WEIGHTED
                                                       AVERAGE               AVERAGE               AVERAGE
                                                       EXERCISE              EXERCISE              EXERCISE
                OPTIONS                     SHARES      PRICE      SHARES     PRICE      SHARES     PRICE
                -------                     ------     --------    ------    --------    ------    --------
Options outstanding at beginning of          79,250     $11.00     80,000     $11.00                    --
  period................................
Granted.................................    124,000       9.41         --         --     80,000     $11.00
Exercised...............................         --         --         --         --         --         --
Forfeited/expired.......................     (5,167)      9.60       (750)     11.00                    --
                                            -------     ------     ------     ------     ------     ------
Options outstanding at end of period....    198,083     $10.04     79,250     $11.00     80,000     $11.00
                                            =======     ======     ======     ======     ======     ======
Options exercisable.....................     57,169     $11.00     36,418     $11.00         --         --
                                            =======     ======     ======     ======     ======     ======

     The weighted average remaining contractual life of obligations outstanding at April 3, 1998 is 4.8 years at exercise prices ranging from $9.19 to $11.00.

13. RELATED PARTY TRANSACTIONS:

     During fiscal 1996, the Company incurred, pursuant to agreements which terminated on February 2, 1996, $250,000 per year for financial consulting and business management services provided by certain shareholders of the Company.

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

14. CONTINGENCIES:

     Various legal actions and other claims are pending or could be asserted against the Company. Litigation is subject to many uncertainties; the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company.

15. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                              APRIL 3,     MARCH 28,     MARCH 29,
                                                                1998          1997          1996
                                                              --------     ---------     ---------
CASH PAYMENTS DURING THE YEAR FOR:
  Interest...............................................    $  289,429    $  164,469    $1,532,441
  Income taxes...........................................    $2,772,527    $2,633,380    $1,770,342

     In connection with the acquisition of certain assets, the Company incurred debt of $1,686,750, $1,619,433 and $1,085,000 in 1998, 1997 and 1996,
respectively.

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                              ADDITIONS CHARGED TO
                                                BALANCE AT    --------------------                  BALANCE AT
                                                BEGINNING     COST AND     OTHER                       END
                 DESCRIPTION                    OF PERIOD     EXPENSES    ACCOUNTS    DEDUCTIONS    OF PERIOD
                 -----------                    ----------    --------    --------    ----------    ----------
                                                                        (IN THOUSANDS)
Fiscal year ended March 29, 1996, reserve for
  doubtful accounts and claims................     $ 99         $264         $0         $(238)         $125
                                                   ====         ====         ==         =====          ====
Fiscal year ended March 28, 1997, reserve for
  doubtful accounts and claims................     $125         $325         $0         $(265)         $185
                                                   ====         ====         ==         =====          ====
Fiscal year ended April 3, 1998, reserve for
  doubtful accounts and claims................     $185         $330         $0         $(290)         $225
                                                   ====         ====         ==         =====          ====

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER
-------
   3.1     --    Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.2 to the Registrant's Form S-1 Registration
                 Statement (Registration No. 33-99596), are incorporated
                 herein by reference.
   3.2     --    Restated Bylaws of the Registrant, filed as Exhibit 3.4 to the Registrant's Form S-1 Registration Statement
                 (Registration No. 33-99596), are incorporated herein by
                 reference.
   4.1     --    Common Stock Purchase Warrant between Security Pacific
                 Business Credit Inc. ("SPBC") and Acquisition, filed as
                 Exhibit 4.1 to the Registrant's Form S-1 Registration
                 Statement (Registration No. 33-99596), is incorporated
                 herein by reference.
   4.2     --    Credit Agreement between Childtime Childcare, Inc.
                 ("Childtime") and NBD Bank dated as of February 1, 1996,
                 filed as Exhibit 4 to the Registrant's Form 10-Q for the
                 quarter ended January 5, 1996, is incorporated herein by
                 reference.
   4.3     --    Shareholders Agreement between the Company, Childcare
                 Associates, KD Partners II, GCC Partners, Ltd., Lenard B.
                 Tessler and James W. Geisz dated as of July 9, 1990,
                 together with amendments thereto dated January 4, 1993 and as of July 7, 1995, filed as Exhibit 4.3 to the Registrant's
                 Form S-1 Registration Statement (Registration No. 33-99596),
                 is incorporated herein by reference.
   4.4     --    First Amendment to Common Stock Purchase Warrant between
                 SPBC and Acquisition dated as of December 28, 1995, filed as
                 Exhibit 4.4 to the Registrant's Form S-1 Registration
                 Statement (Registration No. 33-99596), is incorporated
                 herein by reference.
   9       --    Voting Agreement between Harold A. Lewis and George A.
                 Kellner dated January 8, 1996, filed as Exhibit 9 to the
                 Registrant's Form S-1 Registration Statement (Registration
                 No. 33-99596), is incorporated herein by reference.
  10.1     --    Director Stock Option Plan, filed as Exhibit 10.1 to the
                 Registrant's Form S-1 Registration Statement (Registration
                 No. 33-99596), is incorporated herein by reference.
  10.2     --    1995 Stock Incentive Plan for Key Employees, filed as
                 Exhibit 10.2 to the Registrant's Form S-1 Registration
                 Statement (Registration No. 33-99596), is incorporated
                 herein by reference.
  10.3     --    Employment Agreement between Childtime and Harold A. Lewis dated January 8, 1996, filed as Exhibit 10.8 to the
                 Registrant's Form S-1 Registration Statement (Registration
                 No. 33-99596), is incorporated herein by reference.
  21       --    List of Subsidiaries, filed as Exhibit 21 to the
                 Registrant's Form S-1 Registration Statement (Registration
                 No. 33-99596), is incorporated herein by reference.
  23       --    Consent of Coopers & Lybrand, LLP, dated June 30, 1998.
  27       --    Financial Data Schedule