Form 10-Q/A
period 1997-07-18
CHILDTIME LEARNING CENTERS INC
filed 1998-08-20
CIK 1003648

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-Q/A

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





                Total number of pages included in Form 10-Q/A: 12

                     Index to Exhibits is located on page 11





     This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 18, 1997 is being provided to amend Items 1 and 2 to reflect the previously disclosed recognition of scheduled rent increases on a straight-line basis over the term of the related lease.

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY

                                      Index

                                   Form 10-Q/A

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

                                     PART I
                              FINANCIAL INFORMATION
                                FORM 10-Q/A No.1

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                                         July 18,       March 28,
                                                                                           1997          1997
                                                                                       (Unaudited)
                                                                                      (As Restated)  (As Restated)
                                                                                       -----------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                          $  3,364,927    $  3,733,174
  Accounts receivable, less allowance for doubtful accounts of $195,000                 3,096,555       1,956,105
   and $185,000, respectively
  Prepaid expenses and other                                                            1,147,190       1,412,273
  Deferred income taxes                                                                   947,000         904,000
                                                                                     ------------    ------------
    Total current assets                                                                8,555,672       8,005,552
                                                                                     ------------    ------------

Land, buildings and equipment:
  Land                                                                                 10,220,000      10,220,000
  Buildings                                                                            19,557,920      19,504,681
  Vehicles, furniture and equipment                                                     7,748,613       7,161,356
  Leasehold improvements                                                                5,334,527       5,296,298
                                                                                     ------------    ------------
    Less accumulated depreciation and amortization                                     42,861,060      42,182,335

                                                                                       (8,581,857)     (8,125,974
                                                                                     ------------    ------------
                                                                                       34,279,203      34,056,361

  Land held for disposal                                                                  512,450         594,450
                                                                                     ------------    ------------
                                                                                       34,791,653      34,650,811
                                                                                     ------------    ------------

Other noncurrent assets:
  Intangible assets, net                                                                9,169,416       7,039,602
  Refundable deposits and other                                                           668,059         590,472
                                                                                     ------------    ------------
    Total assets                                                                     $ 53,184,800    $ 50,286,437
                                                                                     ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                                               $    796,369    $    686,453
  Accounts payable                                                                      1,273,060       1,271,001
  Accrued wages and payroll taxes                                                       1,972,967       1,940,409
  Accrued vacation                                                                        858,392         807,729
  Other current liabilities                                                             3,078,399       2,568,012
                                                                                     ------------    ------------
    Total current liabilities                                                           7,979,187       7,273,604

Long-term debt                                                                          2,314,632       1,585,599
Deferred rent liability                                                                 1,123,077       1,000,000
Deferred income taxes                                                                   3,468,000       3,498,000
                                                                                     ------------    ------------
    Total liabilities                                                                  14,884,896      13,357,203
                                                                                     ------------    ------------

Common stock purchase warrant                                                           1,440,000       1,440,000
Commitments and contingencies                                                                   -               -
                                                                                     ------------    ------------

Shareholders' equity:
  Common stock, 10,000,000 shares authorized, no par value; 5,227,811
   issued and outstanding at July 18, 1997 and March 28, 1997                          29,363,816      29,363,816
  Preferred stock, 1,000,000 shares authorized, no par value; no shares
   issued or outstanding                                                                        -               -
  Subscriptions receivable                                                                 (2,092)         (3,441
  Retained earnings                                                                     7,498,180       6,128,859
                                                                                     ------------    ------------
    Total shareholders' equity                                                         36,859,904      35,489,234
                                                                                     ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 53,184,800    $ 50,286,437
                                                                                     ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

                              FINANCIAL INFORMATION
                                FORM 10-Q/A No.1

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)



                                            QUARTER-TO-DATE
                                          SIXTEEN WEEKS ENDED
                                      ----------------------------
                                         July 18,        July 19,
                                           1997           1996
                                      (As Restated)   (As Restated)
                                      ------------    ------------

Revenues                              $ 28,543,276    $ 23,256,145
Cost of revenues                        24,103,667      19,191,526
                                      ------------    ------------
     Gross profit                        4,439,609       4,064,619


Marketing expenses                         400,499         343,550
General and administrative expenses      1,816,778       1,701,846
                                      ------------    ------------
     Operating income                    2,222,332       2,019,223


Interest expense                            69,368          40,085
Interest income                            (71,494)        (65,358)
Other income, net                           (5,863)       (117,868)
                                      ------------    ------------
     Income before income taxes          2,230,321       2,162,364


Income tax provision                       861,000         836,000
                                      ------------    ------------


     Net income                       $  1,369,321    $  1,326,364
                                      ============    ============




Weighted average shares outstanding      5,429,322       5,429,322
                                      ============    ============

Earnings per share                    $       0.25    $       0.24
                                      ============    ============




















The accompanying notes are an integral part of the consolidated financial statements.

                             FINANCIAL INFORMATION
                               FORM 10-Q/A NO. 1

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                                        Year-to-Date
                                                                                     Sixteen Weeks Ended
                                                                                  --------------------------
                                                                                    July 18,       July 19,
                                                                                     1997           1996
                                                                                  (As Restated)  (As Restated)
                                                                                  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $ 1,369,321    $ 1,326,364
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                                    702,888        520,166
     Deferred rent liability                                                          123,077        100,000
     Deferred income taxes                                                            (73,000)       (16,000)
     Gains on land, buildings and equipment                                              (231)        (2,500)
  Changes in assets and liabilities providing (consuming) cash:
     Accounts receivable                                                           (1,140,450)        28,875
     Prepaid expenses, refundable deposits and other assets                           265,083        462,080
     Accounts payable, accruals and other current liabilities                         578,867        172,103
                                                                                  -----------    -----------

  Net cash provided by operating activities                                           825,555      2,591,088
                                                                                  -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for land, buildings and equipment                                     (680,309)      (469,443)
  Acquisition of intangible assets                                                 (1,321,429)      (252,904)
  Proceeds from sales of land, buildings and equipment and other long term assets     100,324          2,500
  Payments for refundable deposits and other assets                                   (70,936)       (48,636)
                                                                                  -----------    -----------

  Net cash used in investing activities                                            (1,972,350)      (768,483)
                                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                                         (222,801)      (143,788)
  Issuance of shares, net of subscriptions receivable                                   1,349         53,709
                                                                                  -----------    -----------

  Net cash used in financing activities                                              (221,452)       (90,079)
                                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                                 (368,247)     1,732,526


Cash and cash equivalents, beginning of year                                        3,733,174      2,313,469
                                                                                  -----------    -----------


Cash and cash equivalents, end of period                                          $ 3,364,927    $ 4,045,995
                                                                                  ===========    ===========









The accompanying notes are an integral part of the consolidated financial statements.

                 CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                Form 10-Q/A No.1


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

                                Form 10-Q/A No.1

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

(9) PRIOR PERIOD ADJUSTMENTS

         As previously disclosed, the Company's prior year financial statements through the third quarter of fiscal year 1998, have been restated to reflect the recognition of scheduled dollar rent increases on a straight-line basis over the term of the related lease pursuant to SFAS No. 13, "Accounting for Leases."

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                Form 10-Q/A No.1

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

         First quarter 1998 gross profit increased to $4,440,000 (15.6% of revenues) from $4,065,000 (17.5% of revenues) for the first quarter 1997, a 9.2% increase. The increase in gross profit was principally from centers opened or acquired in fiscal 1997 ($516,000) and comparable center growth ($348,000). Gross operating losses from centers opened or acquired in fiscal 1998 ($444,000) partially offset these increases and was the principal cause of the decrease in gross profit as a percentage of revenues.

         Comparable center revenues (centers operating during all of year-to-date 1998 and year-to-date 1997) increased 3.0% ($603,000) for the first quarter 1998. The first quarter 1998 increase was principally the result of centers opened or acquired prior to fiscal 1997, partially offset by decreased center utilization in certain regional markets.

         Comparable center gross profit (centers operating during all of year-to-date 1998 and year-to-date 1997) increased 8.8% ($360,000) for the first quarter 1998. This growth in comparable center gross profit was principally the result of the maturing of recently acquired centers.

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued
                                Form 10-Q/A No.1

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

         As a result of the foregoing changes, operating income increased to $2,222,000 for the first quarter 1998 from $2,019,000 for the first quarter 1997. The operating income change of $203,000 represents an increase of 10.1% over the first quarter 1997.

         Interest expense increased to $69,000 for the first quarter 1998 from $40,000 for the first quarter 1997. This increase was due to a net increase in debt incurred with the acquisition of centers.

         Other income decreased to $6,000 from $118,000 principally due to the expiration of a lease subsidy agreement at March 31, 1997.

         The provision for income taxes increased to $861,000 (an effective tax rate of 38.6%) for the first quarter 1998 from $836,000 (an effective tax rate of 38.7%) for the first quarter 1997.

         As a result of the foregoing changes, net income increased to $1,369,000, or 4.8% of revenues for the first quarter 1998, from $1,326,000, or 5.7% of revenues for the first quarter 1997.

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

                                   PART II
                              OTHER INFORMATION
                              FORM 10-Q/A NO. 1


         CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY


Item 6  Exhibits and Reports on Form 8-K

     (a) Index to Exhibits


                            Exhibit
                            Number                      Description
                            ------                      -----------

                              27           Financial Data Schedule (For SEC use
                                           only)

(b) Reports on Form 8-K: None



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           CHILDTIME LEARNING CENTERS, INC.
                                           (REGISTRANT)







                                           /s/ Michael M. Yeager       8/20/98
                                           ----------------------------
                                           Michael M. Yeager
                                           Chief Financial Officer and
                                           Secretary-Treasurer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)

                                Exhibit Index
                                -------------

Exhibit No.                  Description
-----------                  -----------

    27                       Financial Data Schedule