Form 10-Q/A
period 1998-01-02
CHILDTIME LEARNING CENTERS INC
filed 1998-08-20
CIK 1003648

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





                Total number of pages included in Form 10-Q/A: 15

                     Index to Exhibits is located on page 14





     This Amendment No.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 2, 1998 is being provided to amend Items 1 and 2 to reflect the previously disclosed recognition of scheduled rent increases on a straight-line basis over the term of the related lease.

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY

                                      Index

                                   FORM 10-Q/A

                 For the Quarterly Period Ended January 2, 1998



                                                                                                             Page
                                                                                                             Number
                                                                                                            --------
PART I.  FINANCIAL INFORMATION

     ITEM 1. Consolidated Financial Statements

                A. Consolidated Balance Sheet                                                                   3
                      January 2, 1998 and March 28, 1997

                B. Consolidated Statement of Income                                                             4
                      Twelve Weeks Ended January 2, 1998 and January 3, 1997
                      Forty Weeks Ended January 2, 1998 and January 3, 1997

                C. Consolidated Statement of Cash Flows                                                         5
                      Forty Weeks Ended January 2, 1998 and January 3, 1997

                D. Notes to Consolidated Financial Statements                                                 6-8

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations           9-12



PART II. OTHER INFORMATION

     ITEM 6. Exhibits, Reports on Form 8-K, Signatures                                                        13



SIGNATURES                                                                                                    13

                                     PART I
                              FINANCIAL INFORMATION
                                FORM 10-Q/A No.1

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                           Consolidated Balance Sheet



                                                                                 JANUARY 2,             MARCH 28,
                                                                                   1998                   1997
                                                                                (UNAUDITED)
                                                                               (As Restated)          (As Restated)
                                                                              --------------          -------------
ASSETS
Current assets:
Cash and cash equivalents                                                      $  1,976,837             $  3,733,174
  Accounts receivable, less allowance for doubtful accounts of $ 215,000          3,505,038                1,956,105
  and $185,000, respectively
  Prepaid expenses and other                                                      1,465,454                1,412,273
  Deferred income taxes                                                           1,005,000                  904,000
                                                                               ------------             ------------
    Total current assets                                                          7,952,329                8,005,552
                                                                               ------------             ------------

Land, buildings and equipment:
  Land                                                                           10,220,000               10,220,000
  Buildings                                                                      19,612,695               19,504,681
  Vehicles, furniture and equipment                                               8,465,769                7,161,356
  Leasehold improvements                                                          5,578,553                5,296,298
                                                                               ------------             ------------

                                                                                 43,877,017               42,182,335

    Less accumulated depreciation and amortization                               (9,068,714)              (8,125,974)
                                                                               ------------             ------------
                                                                                 34,808,303               34,056,361

  Land held for disposal                                                            512,450                  594,450
                                                                               ------------             ------------
                                                                                 35,320,753               34,650,811
                                                                               ------------             ------------

Other noncurrent assets:
  Intangible assets, net                                                         10,138,468                7,039,602
  Refundable deposits and other                                                     669,694                  590,472
                                                                               ------------             ------------

    TOTAL ASSETS                                                               $ 54,081,244             $ 50,286,437
                                                                               ============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY CURRENT LIABILITIES:
Current maturities of long-term debt                                           $    828,628             $    686,453
  Accounts payable                                                                1,101,231                1,271,001
  Accrued wages and payroll taxes                                                 2,036,330                1,940,409
  Accrued vacation                                                                  850,191                  807,729
  Other current liabilities                                                       2,395,809                2,568,012
                                                                               ------------             ------------
    Total current liabilities                                                     7,212,189                7,273,604

Long-term debt                                                                    2,366,901                1,585,599
Deferred rent liability                                                           1,307,692                1,000,000
Deferred income taxes                                                             3,461,000                3,498,000
                                                                               ------------             ------------
    Total liabilities                                                            14,347,782               13,357,203
                                                                               ------------             ------------

Common stock purchase warrant                                                     1,440,000                1,440,000
Commitments and contingencies                                                             -                        -
                                                                               ------------             ------------

Shareholders' equity:
  Common stock, 10,000,000 shares authorized, no par value; 5,227,811
    issued and outstanding at January 2, 1998 and March 28, 1997                 29,363,816               29,363,816
  Preferred stock, 1,000,000 shares authorized, no par value; no shares
    issued or outstanding                                                                 -                        -
  Subscriptions receivable                                                                -                   (3,441)
  Retained earnings                                                               8,929,646                6,128,859
                                                                               ------------             ------------
    Total shareholders' equity                                                   38,293,462               35,489,234
                                                                               ------------             ------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 54,081,244             $ 50,286,437
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

                              FINANCIAL INFORMATION
                                FORM 10-Q/A No.1

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                        Consolidated Statement of Income
                                   (Unaudited)




                                                    QUARTER-TO-DATE                              YEAR-TO-DATE
                                                  TWELVE WEEKS ENDED                           FORTY WEEKS ENDED
                                       ------------------------------------------   -------------------------------------------
                                           JANUARY 2,             JANUARY 3,            JANUARY 2,             JANUARY 3,
                                              1998                   1997                  1998                   1997
                                          (As Restated)          (As Restated)         (As Restated)          (As Restated)
                                       -------------------    -------------------   --------------------   --------------------

Revenues                                  $ 21,544,549            $ 17,621,999            $ 71,611,951            $ 58,336,597
Cost of revenues                            18,708,280              15,260,726              61,432,035              49,489,740
                                          ------------            ------------            ------------            ------------
     GROSS PROFIT                            2,836,269               2,361,273              10,179,916               8,846,857


Marketing expenses                             300,667                 285,193               1,001,877                 888,962
General and administrative expenses          1,411,537               1,220,104               4,603,879               4,097,070
                                          ------------            ------------            ------------            ------------
     OPERATING INCOME                        1,124,065                 855,976               4,574,160               3,860,825


Interest expense                                70,712                  35,281                 206,656                 107,928
Interest income                                (56,642)                (38,077)               (170,202)               (150,008)
Other income, net                               (6,796)                (92,475)                (18,081)               (305,115)
                                          ------------            ------------            ------------            ------------
     INCOME BEFORE INCOME TAXES              1,116,791                 951,247               4,555,787               4,208,020


Income tax provision (benefit)                 430,000                (232,000)              1,755,000               1,029,000
                                          ------------            ------------            ------------            ------------


     NET INCOME                           $    686,791            $  1,183,247            $  2,800,787            $  3,179,020
                                          ============            ============            ============            ============




Earnings per share:


     Basic                                $       0.13            $       0.22            $       0.52            $       0.59
                                          ============            ============            ============            ============


     Diluted                              $       0.13            $       0.22            $       0.51            $       0.59
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

                              FINANCIAL INFORMATION
                                FORM 10-Q/A No.1

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                      Consolidated Statement of Cash Flows
                                   (Unaudited)



                                                                                                          YEAR-TO-DATE
                                                                                                       FORTY WEEKS ENDED
                                                                                              ---------------------------------
                                                                                               JANUARY 2,            JANUARY 3,
                                                                                                  1998                  1997
                                                                                             (As Restated)         (As Restated)
                                                                                              -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                               $ 2,800,787           $ 3,179,020
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                                          1,797,660             1,385,810
         Deferred rent liability                                                                  307,692               250,000
         Deferred income taxes                                                                   (138,000)             (885,000)
         Loss (Gains) on land, buildings and equipment                                             13,840                (1,927)
     Changes in assets and liabilities providing (consuming) cash:
         Accounts receivable                                                                   (1,548,933)           (1,025,739)
         Prepaid expenses, refundable deposits and other assets                                   (53,182)               (2,633)
         Accounts payable, accruals and other current liabilities                                (220,389)             (326,745)
                                                                                              -----------           -----------

     Net cash provided by operating activities                                                  2,959,475             2,572,786
                                                                                              -----------           -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for land, buildings and equipment                                            (1,940,766)           (1,688,597)
     Acquisition of intangible assets                                                          (2,144,016)           (1,557,118)
     Proceeds from sales of land, buildings and equipment and other long term assets              108,024                11,800
     Payments for refundable deposits and other assets                                            (79,222)              (70,670)
                                                                                              -----------           -----------

     Net cash used in investing activities                                                     (4,055,980)           (3,304,585)
                                                                                              -----------           -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt                                                                  (663,273)             (361,370)
     Issuance of shares, net of subscriptions receivable                                            3,441                61,394
                                                                                              -----------           -----------

     Net cash used in financing activities                                                       (659,832)             (299,976)
                                                                                              -----------           -----------


Net decrease in cash and cash equivalents                                                      (1,756,337)           (1,031,775)


Cash and cash equivalents, beginning of year                                                    3,733,174             2,313,469
                                                                                              -----------           -----------


Cash and cash equivalents, end of period                                                      $ 1,976,837           $ 1,281,694
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

(5) EARNINGS PER SHARE

         For the quarter ended January 2, 1998, the Company adopted SFAS No. 128, "Earnings per share," which replaces the presentation of primary earnings per share ("EPS") and fully diluted

                 CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                                FORM 10-Q/A No.1


(5) EARNINGS PER SHARE (continued)

EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period including the common stock purchase warrant (201,511 shares). Similar to fully diluted EPS, diluted EPS assumes conversion of all potentially dilutive stock options and the common stock purchase warrant (201,511 shares). Weighted average shares outstanding, assuming dilution were 5,459,108 and 5,442,190 for the twelve and forty weeks ended January 2, 1998 respectively, and 5,429,322 for both the twelve and forty weeks ended January 3, 1997. A reconciliation of the denominators used in the basic and diluted EPS calculations follows:



                                                Quarter-to-date                          Year-to-date
                                              Twelve Weeks Ended                       Forty Weeks Ended
                                              ------------------                       -----------------
                                            January 2,         January 3,        January 2,       January 3,
                                               1998               1997             1998              1997
                                               ------             ----             ----              ----
Denominator:
         Weighted average shares
         outstanding EPS - basic             5,429,322         5,429,322         5,429,322        5,429,322

         Incremental shares from
         assumed conversion of
         options                                29,786                --            12,868               --
                                             ---------         ---------         ---------        ---------

         Weighted average shares
         outstanding EPS - diluted           5,459,108         5,429,322         5,442,190        5,429,322
                                             =========         =========         =========       ==========


All prior period EPS data has been restated to conform to SFAS No. 128. The adoption of this new accounting standard did not have a material effect on the Company's reported EPS amounts.

(6) RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In June 1997, the FASB issued SFAS No.130, "Reporting Comprehensive Income" and SFAS 131, "Disclosure about Segments of an Enterprise and Related Information". The Company will adopt the provisions of both of these statements, as required, for the year ended April 2, 1999. The Company believes that the statements will have no significant impact on its financial reporting and disclosures.

                 CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

                                FORM 10-Q/A No.1


(7) SUPPLEMENTAL CASH FLOW INFORMATION

         In connection with the acquisition of certain assets, the Company incurred seller-financed debt of $1,586,750 during the forty weeks ended January 2, 1998 and $1,112,000 during the forty weeks ended January 3, 1997.

(8) PRIOR PERIOD ADJUSTMENTS

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

         Third quarter 1998 gross profit increased to $2,836,000 (13.2% of revenues) from $2,361,000 (13.4% of revenues) for the third quarter 1997, a 20.1% increase. This increase in gross profit was principally from centers opened or acquired in fiscal 1997 ($385,000) and comparable center growth ($290,000). Gross operating losses from centers opened or acquired in the third quarter 1998 ($175,000) partially offset these increases. Year-to-date gross profit increased to $10,180,000 (14.2% of revenues) from $8,847,000 (15.2% of revenues), a 15.1% increase. The year-to-date increase in gross profit was principally from centers opened or acquired in fiscal 1997 ($1,485,000) and comparable center growth ($742,000). Gross operating losses from centers opened or acquired in fiscal 1998 ($790,000) partially offset these increases.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations - Continued
Form 10-Q/A No.1

RESULTS OF OPERATIONS - CONTINUED

         Comparable center gross profit (centers operating during all of year-to-date 1998 and year-to-date 1997) increased 12.3% ($300,000) for the third quarter 1998. Year-to-date comparable center gross profit increased 8.4% ($772,000). This growth in comparable center gross profit was principally the result of the maturing of the more recently opened or acquired centers.

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

         As a result of the foregoing changes, operating income increased to $1,124,000 (5.2% of revenues) for the third quarter 1998 from $856,000 (4.9% of revenues) for the third quarter 1997. The operating income change of $268,000 represents an increase of 31.3% over the third quarter 1997. Year-to-date operating income increased to $4,574,000 (6.4% of revenues) from $3,861,000 (6.6% of revenues). The year-to-date operating income change of $713,000 represents an increase of 18.5% over last year.

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

         The provision for income taxes increased to $430,000 (an effective tax rate of 38.5%) for the third quarter 1998 from a $232,000 tax benefit due to the settlement with the IRS regarding the deductibility of certain acquisition cost for the third quarter 1997. Year-to-date provision for income taxes increased to $1,755,000 (an effective tax rate of 38.5%) from $1,029,000 after the inclusion of the IRS settlement tax benefit (an effective tax rate of 24.5%). For comparative

Management's Discussion and Analysis of
Financial Condition and Results of Operations - Continued
Form 10-Q/A No.1

RESULTS OF OPERATIONS - CONTINUED

purposes, if the $600,000 reversal of the liability realized in the third quarter 1997 regarding the IRS settlement were eliminated, the income tax benefit of $232,000 for the third quarter 1997 would have resulted in a provision for income taxes of $368,000 (an effective tax rate of 38.7%), while year-to-date 1997 provision for income tax would have been $1,629,000 (an effective tax rate of 38.7%).

         As a result of the foregoing changes, and notably due to the aforementioned IRS settlement which resulted in a $600,000 reversal of the liability established for the matter in the third quarter 1997, net income decreased to $687,000, or 3.2% of revenues for the third quarter 1998, from $1,183,000, or 6.7% of revenues for the third quarter 1997. Year-to-date net income decreased to $2,801,000, or 3.9% of revenues, from $3,179,000, or 5.4%. For comparative purposes, if the $600,000 reversal of the liability regarding the IRS settlement and the lease subsidy of $56,000, net of tax, were eliminated from the third quarter 1997, net income of $687,000 for the third quarter 1998 would exceed pro forma net income of $527,000 for the third quarter 1997 by 30%. If the $600,000 reversal of the liability regarding the IRS settlement and the lease subsidy of $188,000, net of tax, were eliminated from year-to-date 1997, net income of $2,801,000 for the third quarter 1998 would exceed pro forma net income of $2,391,000 for year-to-date 1997 by 17%.

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

         The Company=s financial condition remains very strong. High cash balances ($1,977,000) and low debt ($3,196,000) at January 2, 1998, allow the Company to continue its strong growth strategy. Net cash provided by operations increased to $2,959,000 for year-to-date 1998, from $2,573,000 for year-to-date 1997. Year-to-date 1998 cash provided by operations and proceeds from the sale of assets of $108,000 were principally used to add 30 centers and make capital improvements to existing centers aggregating $4,085,000, as well as to pay down long-term debt of $663,000. The Company has incurred additional seller-financed notes payable of approximately $1,587,000 during the year-to-date 1998, related to the acquisition of centers, and did not utilize its unsecured revolving line of credit.

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

                                     PART II
                                OTHER INFORMATION
                                FORM 10-Q/A No.1

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




                       CHILDTIME LEARNING CENTERS, INC.
                       (REGISTRANT)









                       /s/ Michael M. Yeager                          8/20/98
                       ----------------------------------------------
                       Michael M. Yeager
                       Chief Financial Officer and Secretary-Treasurer
                       (Duly Authorized Officer and Principal Financial Officer)

                                Exhibit Index
                                -------------



Exhibit No.                     Description
-----------                     -----------
   27                           Financial Data Schedule