Form 10-Q/A
period 1997-08-10
CHILDTIME LEARNING CENTERS INC
filed 1998-08-21
CIK 1003648

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





                Total number of pages included in Form 10-Q/A: 14

                     Index to Exhibits is located on page 13





         This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 18, 1997 is being provided to amend Items 1 and 2 to reflect the previously disclosed recognition of scheduled rent increases on a straight-line basis over the term of the related lease.

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY

                                      Index

                                   FORM 10-Q/A

                 For the Quarterly Period Ended October 10, 1997


                                                                                                     Page
                                                                                                    Number
                                                                                                  ----------

PART I.  FINANCIAL INFORMATION

  ITEM 1. Consolidated Financial Statements

                 A. Consolidated Balance Sheet                                                          3
                      October 10, 1997 and March 28, 1997

                B. Consolidated Statement of Income                                                     4
                      Twelve Weeks Ended October 10, 1997 and October 11, 1996
                      Twenty-Eight Weeks Ended October 10, 1997 and October 11, 1996

                C. Consolidated Statement of Cash Flows                                                 5
                      Twenty-Eight Weeks Ended October 10, 1997 and October 11, 1996

                D. Notes to Consolidated Financial Statements                                         6-7

  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations      8-10



PART II. OTHER INFORMATION

               ITEM 6. Exhibits, Reports on Form 8-K, Signatures                                       11



SIGNATURES                                                                                             12


                                     PART I
                              FINANCIAL INFORMATION
                                FORM 10-Q/A No.1

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                                                            OCTOBER 10,     MARCH 28,
                                                                               1997           1997
                                                                            (UNAUDITED)   (As Restated)
                                                                           (As Restated)
                                                                          --------------  -------------

ASSETS
Current assets:
 Cash and cash equivalents                                                $  4,009,915    $  3,733,174
 Accounts receivable, less allowance for doubtful accounts of $205,000       2,633,144       1,956,105
  and $185,000, respectively
 Prepaid expenses and other                                                  1,597,120       1,412,273
 Deferred income taxes                                                       1,013,000         904,000
                                                                          ------------    ------------
       Total current assets                                                  9,253,179       8,005,552
                                                                          ------------    ------------

Land, buildings and equipment:
  Land                                                                      10,220,000      10,220,000
  Buildings                                                                 19,583,562      19,504,681
  Vehicles, furniture and equipment                                          8,044,201       7,161,356
  Leasehold improvements                                                     5,539,234       5,296,298
                                                                          ------------    ------------
                                                                            43,386,997       42,182,35
     Less accumulated depreciation and amortization                         (8,826,805)     (8,125,974)
                                                                          ------------    ------------
                                                                            34,560,192      34,056,361

 Land held for disposal                                                        512,450         594,450
                                                                          ------------    ------------
                                                                            35,072,642      34,650,811
                                                                          ------------    ------------

Other noncurrent assets:
  Intangible assets, net                                                     9,132,649       7,039,602
  Refundable deposits and other                                                684,352         590,472
                                                                          ------------    ------------

          Total assets                                                    $ 54,142,822    $ 50,286,437
                                                                          ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                    $    762,089    $    686,453
  Accounts payable                                                           1,417,441       1,271,001
  Accrued wages and payroll taxes                                            2,003,107       1,940,409
  Accrued vacation                                                             827,597         807,729
  Other current liabilities                                                  3,203,830       2,568,012
                                                                          ------------    ------------
           Total current liabilities                                         8,214,064       7,273,604

Long-term debt                                                               2,188,759       1,585,599
Deferred rent liability                                                      1,215,384       1,000,000
Deferred income taxes                                                        3,479,000       3,498,000
                                                                          ------------    ------------
     Total liabilities                                                      15,097,207      13,357,203
                                                                          ------------    ------------
Common stock purchase warrant                                                1,440,000       1,440,000
Commitments and contingencies                                                       --              --
                                                                          ------------    ------------

Shareholders' equity:
  Common stock, 10,000,000 shares authorized, no par value; 5,227,811
   issued and outstanding at October 10, 1997 and March 28, 1997            29,363,816      29,363,816
  Preferred stock, 1,000,000 shares authorized, no par value; no shares
   issued or outstanding                                                            --              --
  Subscriptions receivable                                                      (1,056)         (3,441)
  Retained earnings                                                          8,242,855       6,128,859
                                                                          ------------    ------------
     Total shareholders' equity                                             37,605,615      35,489,234
                                                                          ------------    ------------

Total liabilities and shareholders' equity                                $ 54,142,822    $ 50,286,437
                                                                          ============    ============



The accompanying notes are an integral part of the consolidated financial statements.
                                                                               3

                              FINANCIAL INFORMATION
                                FORM 10-Q/A No.1

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)



                                                                      QUARTER-TO-DATE                        YEAR-TO-DATE
                                                                    TWELVE WEEKS ENDED                 TWENTY-EIGHT WEEKS ENDED
                                                         -----------------------------------     -----------------------------------
                                                             OCTOBER 10,        OCTOBER 11,         OCTOBER 10,         OCTOBER 11,
                                                                1997               1996                1997                 1996
                                                            (As Restated)     (As Restated)       (As Restated)        (As Restated)
                                                          ---------------    ---------------     ---------------      --------------

Revenues                                                   $ 21,524,126        $ 17,458,453        $ 50,067,402        $ 40,714,598
Cost of revenues                                             18,620,088          15,037,488          42,723,755          34,229,014
                                                           ------------        ------------        ------------        ------------
         Gross profit                                         2,904,038           2,420,965           7,343,647           6,485,584


Marketing expenses                                              300,711             260,219             701,210             603,769
General and administrative expenses                           1,375,564           1,175,120           3,192,342           2,876,966
                                                           ------------        ------------        ------------        ------------
         Operating income                                     1,227,763             985,626           3,450,095           3,004,849


Interest expense                                                 66,576              32,562             135,944              72,647
Interest income                                                 (42,066)            (46,573)           (113,560)           (111,931)
Other income, net                                                (5,422)            (94,772)            (11,285)           (212,640)
                                                           ------------        ------------        ------------        ------------
         Income before income taxes                           1,208,675           1,094,409           3,438,996           3,256,773


Income tax provision                                            464,000             425,000           1,325,000           1,261,000
                                                           ------------        ------------        ------------        ------------

         Net income                                        $    744,675        $    669,409        $  2,113,996        $  1,995,773
                                                           ============        ============        ============        ============




Weighted average shares outstanding                           5,443,754           5,429,322           5,436,700           5,429,322
                                                           ============        ============        ============        ============


Earnings per share                                         $       0.14        $       0.12        $       0.39        $       0.37
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

                              FINANCIAL INFORMATION
                                FORM 10-Q/A No.1

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           YEAR-TO-DATE
                                                                                     TWENTY-EIGHT WEEKS ENDED
                                                                             -----------------------------------------
                                                                                 OCTOBER 10,            OCTOBER 11,
                                                                                     1997                   1996
                                                                                (As Restated)          (As Restated)
                                                                              -------------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $          2,113,996   $          1,995,773
     Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                                   1,227,650                913,079
       Deferred rent liability                                                           215,384                175,000
       Deferred income taxes                                                            (128,000)               (51,000)
       Gains on land, buildings and equipment                                             12,466                (11,791)
     Changes in assets and liabilities providing (consuming) cash:
       Accounts receivable                                                              (677,039)              (566,143)
       Prepaid expenses, refundable deposits and other assets                           (184,847)               (69,786)
       Accounts payable, accruals and other current liabilities                          848,025                346,647
                                                                              -------------------    -------------------

     Net cash provided by operating activities                                         3,427,635              2,731,779
                                                                              -------------------    -------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for land, buildings and equipment                                   (1,325,151)            (1,062,547)
     Acquisition of intangible assets                                                 (1,406,618)              (533,576)
     Proceeds from sales of land, buildings and equipment                                105,324                  9,150
     Payments for refundable deposits and other assets                                   (93,880)               (72,346)
                                                                              -------------------    -------------------

Net cash used in investing activities                                                 (2,720,325)            (1,659,319)
                                                                              -------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt                                                         (432,954)              (256,287)
     Issuance of shares, net of subscriptions receivable                                   2,385                 56,820
                                                                              -------------------    -------------------
Net cash used in financing activities                                                   (430,569)              (199,467)
                                                                              -------------------    -------------------

Net increase in cash and cash equivalents                                                276,741                872,993

Cash and cash equivalents, beginning of year                                           3,733,174              2,313,469
                                                                              -------------------    -------------------

Cash and cash equivalents, end of period                                    $          4,009,915   $          3,186,462
                                                                              ===================    ===================









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

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

                                FORM 10-Q/A NO.1


(6) RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.128, "Earnings Per Share." SFAS No.128 superseded APB 15, "Earnings Per Share," and simplified the computation of earnings per share ("EPS") by replacing the "primary" EPS requirements of APB 15 with a "basic" EPS computation based upon weighted shares outstanding. The new standard requires presentation of both basic and diluted EPS. Diluted EPS is similar to "fully diluted" EPS required under APB 15. The Company will adopt the provisions of this statement, as required, in the third quarter of fiscal 1998. The adoption of this statement will not have a material effect on EPS.

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

         Second quarter 1998 gross profit increased to $2,904,000 (13.5% of revenues) from $2,421,000 (13.9% of revenues) for the second quarter 1997, a 20.0% increase. This increase in gross profit was principally from centers opened or acquired in fiscal 1997 ($584,000) and comparable center growth ($103,000). Gross operating losses from centers opened or acquired in the second quarter 1998 ($170,000) partially offset these increases. Year-to-date gross profit increased to $7,344,000 (14.7% of revenues) from $6,486,000 (15.9% of revenues), a 13.2% increase. The year-to-date increase in gross profit was principally from centers opened or acquired in fiscal 1997 ($1,100,000) and comparable center growth ($451,000). Gross operating losses from centers opened or acquired in fiscal 1998 ($615,000) partially offset these increases.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations - Continued
Form 10-Q/A No.1

RESULTS OF OPERATIONS - CONTINUED

         Comparable center gross profit (centers operating during all of year-to-date 1998 and year-to-date 1997) increased 4.2% ($113,000) for the second quarter 1998. Year-to-date comparable center gross profit increased 7.0% ($472,000). This growth in comparable center gross profit was principally the result of the maturing of the more recently opened or acquired centers.

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

         As a result of the foregoing changes, operating income increased to $1,228,000 for the second quarter 1998 from $986,000 for the second quarter 1997. The operating income change of $242,000 represents an increase of 24.6% over the second quarter 1997. Year-to-date operating income increased to $3,450,000 from $3,005,000. The year-to-date operating income change of $445,000 represents an increase of 14.8% over last year.

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

         The provision for income taxes increased to $464,000 (an effective tax rate of 38.4%) for the second quarter 1998 from $425,000 (an effective tax rate of 38.8%) for the second quarter 1997. Year-to-date provision for income taxes increased to $1,325,000 (an effective tax rate of 38.5%) from $1,261,000 (an effective tax rate of 38.7%).

Management's Discussion and Analysis of
Financial Condition and Results of Operations - Continued
Form 10-Q/A No.1

RESULTS OF OPERATIONS - CONTINUED

         As a result of the foregoing changes, net income increased to $745,000, or 4.0% of revenues for the second quarter 1998, from $669,000, or 3.8% of revenues for the second quarter 1997. Year-to-date net income increased to $2,114,000, or 4.2% of revenues, from $1,996,000, or 4.9%.

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

      (a)Index to Exhibits

          Exhibit
          Number                                    Description

            27                       Financial Data Schedule (For SEC use only)

      (b)Reports on Form 8-K: None

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