Form 10-Q
period 1998-07-24
CHILDTIME LEARNING CENTERS INC
filed 1998-09-01
CIK 1003648

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 24, 1998

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


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing required for the past 90 days. Yes[X] No [ ]

     The number of shares of Registrant's Common Stock, no par value per share, outstanding at August 24, 1998 was 5,429,655.





                 Total number of pages included in Form 10-Q: 12

                     Index to Exhibits is located on page 11

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY

                                     Index

                                   FORM 10-Q

                  For the Quarterly Period Ended July 24, 1998


                                                                                     Page
                                                                                    Number
                                                                                    ------
PART I.  FINANCIAL INFORMATION

    ITEM 1. Consolidated Financial Statements

                A. Consolidated Balance Sheet                                          3
                    July 24, 1998 and April 3, 1998

                B. Consolidated Statement of Income                                    4
                    Sixteen Weeks Ended July 24, 1998 and July 18, 1997


                C. Consolidated Statement of Cash Flows                                5
                    Sixteen Weeks Ended July 24, 1998 and July 18, 1997

                D. Notes to Consolidated Financial Statements                         6-7

    ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                            8-10



PART II. OTHER INFORMATION

    ITEM 5. Other Information                                                         11

    ITEM 6. Exhibits, Reports on Form 8-K, Signatures                                 11


                                     PART I
                             FINANCIAL INFORMATION
                                   FORM 10-Q

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                                                                    JULY 24,           APRIL 3,
                                                                                     1998                1998
                                                                                 (UNAUDITED)
                                                                                 ------------        ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                      $  4,630,943        $  5,541,122
  Accounts receivable, net                                                          2,650,247           2,485,811
  Reimbursable construction costs                                                     820,142             930,688
  Prepaid expenses and other                                                        2,336,851           1,853,812
  Deferred income taxes                                                               924,000             945,000
                                                                                 ------------        ------------
       Total current assets                                                        11,362,183          11,756,433
                                                                                 ------------        ------------

Land, buildings and equipment:
  Land                                                                             10,220,000          10,220,000
  Buildings                                                                        19,715,187          19,640,018
  Vehicles, furniture and equipment                                                 9,254,495           8,783,584
  Leasehold improvements                                                            5,920,339           5,674,308
                                                                                 ------------        ------------
                                                                                   45,110,021          44,317,910

       Less accumulated depreciation and amortization                              (9,850,225)         (9,359,509)
                                                                                 ------------        ------------
                                                                                   35,259,796          34,958,401

  Land held for disposal                                                              512,450             512,450
                                                                                 ------------        ------------
                                                                                   35,772,246          35,470,851
                                                                                 ------------        ------------

Other noncurrent assets:
  Intangible assets, net                                                           11,160,272          10,179,240
  Refundable deposits and other                                                       719,933             711,146
                                                                                 ------------        ------------
       TOTAL ASSETS                                                              $ 59,014,634        $ 58,117,670
                                                                                 ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Current maturities of long-term debt                                           $    874,980        $    818,781
  Accounts payable                                                                  1,479,970           1,535,590
  Accrued wages and payroll taxes                                                   2,444,777           3,492,206
  Accrued vacation                                                                    891,102             913,835
  Other current liabilities                                                         3,412,309           3,108,890
                                                                                 ------------        ------------
       Total current liabilities                                                    9,103,138           9,869,302

Long-term debt                                                                      2,234,319           2,242,790
Deferred rent liability                                                             1,406,728           1,400,000
Deferred income taxes                                                               3,337,000           3,319,000
                                                                                 ------------        ------------
       Total liabilities                                                           16,081,185          16,831,092
                                                                                 ------------        ------------

Commitments and contingencies                                                            --                  --
                                                                                 ------------        ------------
Shareholders' equity:
  Common stock, 10,000,000 shares authorized, no par value; 5,429,655
    issued and outstanding at July 24, 1998 and 5,429,322 at April 3, 1998         30,815,540          30,811,877
  Preferred stock, 1,000,000 shares authorized, no par value; no shares
    issued or outstanding                                                                --                  --
  Retained earnings                                                                12,117,909          10,474,701
                                                                                 ------------        ------------
       Total shareholders' equity                                                  42,933,449          41,286,578
                                                                                 ------------        ------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 59,014,634        $ 58,117,670
                                                                                 ============        ============


The accompanying notes are an integral part of the consolidated financial statements.
                                                                               3

                              FINANCIAL INFORMATION
                                    FORM 10-Q

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)


                                                     QUARTER-TO-DATE
                                                   SIXTEEN WEEKS ENDED
                                             ------------------------------
                                               JULY 24,          JULY 18,
                                                 1998              1997
                                             ------------      ------------

Revenues                                     $ 34,027,840      $ 28,543,276
Cost of revenues                               28,882,534        24,103,667
                                             ------------      ------------
      GROSS PROFIT                              5,145,306         4,439,609


Marketing expenses                                452,779           400,499
General and administrative expenses             2,106,782         1,816,778
                                             ------------      ------------
      OPERATING INCOME                          2,585,745         2,222,332


Interest expense                                   89,667            69,368
Interest income                                   (94,745)          (71,494)
Other income, net                                 (49,385)           (5,863)
                                             ------------      ------------
      INCOME BEFORE INCOME TAXES                2,640,208         2,230,321


Income tax provision                              997,000           861,000
                                             ------------      ------------

      NET INCOME                             $  1,643,208      $  1,369,321
                                             ============      ============




Weighted average shares outstanding             5,429,473         5,429,322
                                             ============      ============

Earnings per share - basic and diluted       $       0.30      $       0.25
                                             ============      ============









The accompanying notes are an integral part of the consolidated financial statements.
                                                                               4

                              FINANCIAL INFORMATION
                                    FORM 10-Q

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                                                      YEAR-TO-DATE
                                                                                   SIXTEEN WEEKS ENDED
                                                                              -----------------------------
                                                                                JULY 24,          JULY 18,
                                                                                  1998              1997
                                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $ 1,643,208       $ 1,369,321
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                               821,945           702,888
      Deferred rent liability                                                       6,728           123,077
      Deferred income taxes                                                        39,000           (73,000)
      Loss (gain) on land, buildings and equipment                                  1,580              (231)
  Changes in assets and liabilities providing (consuming) cash:
      Accounts receivable                                                        (164,436)         (143,235)
      Prepaid expenses, refundable deposits and other assets                     (483,039)          265,083
      Accounts payable, accruals and other current liabilities                   (822,363)          578,867
                                                                              -----------       -----------

  Net cash provided by operating activities                                     1,042,623         2,822,770
                                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for land, buildings and equipment                                 (808,329)         (680,309)
  Expenditures for reimbursable construction costs                               (739,508)         (997,215)
  Acquisition of intangible assets                                               (860,782)       (1,321,429)
  Proceeds from sales of land, buildings and equipment                                659           100,324
  Payments for refundable deposits and other assets                                (8,787)          (70,936)
                                                                              -----------       -----------

  Net cash used in investing activities                                        (2,416,747)       (2,969,565)
                                                                              -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                                     (389,772)         (222,801)
  Repayments of reimbursable construction costs                                   850,054              --
  Issuance of shares                                                                3,663             1,349
                                                                              -----------       -----------

  Net cash provided by (used in) financing activities                             463,945          (221,452)
                                                                              -----------       -----------

Net decrease in cash and cash equivalents                                        (910,179)         (368,247)


Cash and cash equivalents, beginning of year                                    5,541,122         3,733,174
                                                                              -----------       -----------

Cash and cash equivalents, end of period                                      $ 4,630,943       $ 3,364,927
                                                                              ===========       ===========









The accompanying notes are an integral part of the consolidated financial statements.
                                                                               5

                 CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    FORM 10-Q
(1) GENERAL

        The consolidated financial statements of Childtime Learning Centers, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments necessary to fairly state the Company's financial condition, results of operations and its cash flows, for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's annual report for the fiscal year ended April 3, 1998.

(2) PRINCIPALS OF CONSOLIDATION

        The consolidated financial statements include the accounts of Childtime Learning Centers, Inc. and its wholly owned subsidiary, Childtime Childcare, Inc. (together referred to as the "Company"). All significant intercompany transactions have been eliminated.

(3) FISCAL YEAR

        The Company utilizes a 52-53 week fiscal year ending on the Friday closest to March 31. Fiscal year 1999 will contain 52 weeks, while fiscal year 1998 contained 53 weeks. For both fiscal years 1998 and 1999, the first quarter contained sixteen weeks.

(4) ACCOUNTS RECEIVABLE

        Accounts receivable is presented net of an allowance for doubtful accounts. At July 24, 1998 and April 3, 1998 the allowance for doubtful accounts was $225,000.

(5) INCOME TAXES

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

                 CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

                                    FORM 10-Q

(6) EARNINGS PER SHARE

        For the sixteen-week periods ended July 24, 1998 and July 18, 1997, basic earnings per share have been calculated by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share have been calculated by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period and the assumed conversion of all potentially dilutive stock options (47,763,shares for the sixteen weeks ended July 24, 1998 and 824 shares for the sixteen weeks ended July 18, 1997).

(7) RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

        In June 1997, the FASB issued SFAS No.130, "Reporting Comprehensive Income" and SFAS 131, "Disclosure about Segments of an Enterprise and Related Information". The Company has adopted the provisions of these statements, as required, for the year ended April 2, 1999. These statements had no impact on the Company's financial position, results of operations or cash flows.

(8) SUPPLEMENTAL CASH FLOW INFORMATION

        In connection with the acquisition of certain centers, the Company incurred seller-financed debt of $438,000 during the sixteen weeks ended July 24, 1998 and $1,062,000 during the sixteen weeks ended July 18, 1997.

(9) RECLASSIFICATIONS

        Certain prior year amounts have been reclassified to conform with the presentation adopted in the current year.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                    Form 10-Q

GENERAL

        The information presented herein refers to the sixteen weeks ended July 24, 1998 ("first quarter 1999") compared to the sixteen weeks ended July 18, 1997 ("first quarter 1998").

        During the first quarter 1999, the Company acquired 7 centers, and opened 2 centers. Accordingly, as of July 24, 1998, the Company operated 251 centers. The results of centers opened, acquired or disposed of are included in the Company's financial statements from the date of opening or acquisition and through the date of disposition, as applicable. Accordingly, the timing of such new openings, acquisitions or dispositions could influence comparisons of year over year results.

RESULTS OF OPERATIONS

        First quarter 1999 revenues increased to $34,028,000 from $28,543,000 for the first quarter 1998, a 19.2% increase. This increase was principally attributable to increased revenues from centers opened or acquired in fiscal 1998 ($4,308,000, or 15.1%) and centers opened or acquired in fiscal 1999 ($512,000, or 1.8%). The remaining increase for the first quarter 1999 was principally attributable to the growth in comparable centers, partially offset by centers closed during fiscal 1998.

        Comparable center revenues (centers operating during all of year-to-date 1999 and year-to-date 1998) increased 3.3% ($930,000) for the first quarter 1999. The first quarter 1999 increase was principally the result of price increases.

        First quarter 1999 gross profit increased to $5,145,000 (15.1% of revenues) from $4,440,000 (15.6% of revenues) for the first quarter 1998, a 16.0% increase. The increase in gross profit was principally from centers opened or acquired in fiscal 1998 ($726,000) and to a lesser extent, comparable center growth ($147,000). Gross operating losses from centers opened or acquired in fiscal 1999 ($132,000) partially offset these increases.

        Marketing expenses increased 13.1% to $453,000 for the first quarter 1999 from $400,000 for the first quarter 1998. This increase was primarily due to additional expenses associated with the promotion and marketing activities for 251 centers as of the end of the first quarter 1999, as compared to 228 centers at the end of the first quarter 1998. However, as a percentage of revenues, marketing expenses decreased to 1.3% of revenues for the first quarter 1999 from 1.4% of revenues for the first quarter 1998, due primarily to operating leverage provided by higher revenues.

        General and administrative expenses increased 16.0% to $2,107,000 for the first quarter 1999 from $1,817,000 for the first quarter 1998. However, as a percentage of revenues, general and administrative expenses decreased to 6.2% of revenues for the first quarter 1999 from 6.4% of revenues for the first quarter 1998, due primarily to operating leverage provided by higher revenues.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued
                                    Form 10-Q

RESULTS OF OPERATIONS - CONTINUED

        As a result of the foregoing changes, operating income increased to $2,586,000 for the first quarter 1999 from $2,222,000 for the first quarter 1998. The operating income change of $364,000 represents an increase of 16.4% over the first quarter 1998.

        Interest expense increased to $90,000 for the first quarter 1999 from $69,000 for the first quarter 1998. This increase was due to a net increase in debt incurred with the acquisition of centers.

        Other income increased to $49,000 for the first quarter 1999 from $6,000 for the first quarter 1998, principally due to a gain realized on the extinguishment of certain acquisition indebtedness.

        The provision for income taxes increased to $997,000 (an effective tax rate of 37.8%) for the first quarter 1999 from $861,000 (an effective tax rate of 38.6%) for the first quarter 1998. The decrease in effective tax rate is principally due to anticipated savings, resulting from tax strategies implemented during the current fiscal year.

        As a result of the foregoing changes, net income increased to $1,643,000, or 4.8% of revenues for the first quarter 1999, from $1,369,000, or 4.8% of revenues for the first quarter 1998.

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

        Net cash provided by operations decreased to $1,043,000 for the first quarter 1999, from $2,823,000 for the first quarter 1998. This decrease was principally due to the timing of monthly prepaid and accrued expenses. Year-to-date 1999 cash provided by operations, net repayments of reimbursable construction costs of $110,000, and existing cash balances of $910,000 were principally used to add 9 centers and make capital improvements to existing centers aggregating $1,669,000, as well as to pay down debt of $390,000. The Company has incurred additional seller-financed notes payable of approximately $438,000 during the year-to-date 1999, related to the acquisition of centers, and did not utilize its unsecured revolving line of credit.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued
                                    Form 10-Q

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

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Statements included herein which are not historical facts, such as those related to income tax strategies, anticipated cash requirements and compliance with Year 2000 issues are forward-looking statements pursuant to the safe harbor provisions of the Private / Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, identification and availability of quality acquisition or new development targets, continuation of federal and state assistance programs, demand for child care, the ability of the Company and key suppliers and customers (including governmental agencies) to successfully comply with Year 2000 issues, taxing authority legislation, as well as general economic conditions, pricing and competition. Accordingly, actual results could differ materially from those projected in such forward-looking statements.

                                    PART II
                               OTHER INFORMATION
                                   FORM 10-Q

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY


Item 5    Other Information

          The Company must receive notice of any proposals of shareholders that are intended to be presented at the Company's 1999 Annual Meeting of Shareholders, but that are not intended to be considered for inclusion in the Company's Proxy Statement and Proxy related to that meeting, no later than June 2, 1999 to be considered timely. Such proposals should be sent to the Company's Secretary at the Company's principal executive offices, 38345 West Ten Mile Road, Suite 100, Farmington Hills, Michigan 48335, by certified mail, return receipt requested. If the Company does not have notice of the matter by that date, the Company's form of proxy in connection with that meeting may confer discretionary authority to vote on that matter, and the persons named in Company's form of proxy will vote the shares represented by such proxies in accordance with their best judgment.


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




                       CHILDTIME LEARNING CENTERS, INC.
                       (REGISTRANT)







                       /s/ Michael M. Yeager                              9/1/98
                       ---------------------------------------------------
                       Michael M. Yeager
                       Chief Financial Officer and Secretary-Treasurer
                       (Duly Authorized Officer and Principal Financial Officer)