Form 10-Q/A
period 1997-07-18
CHILDTIME LEARNING CENTERS INC
filed 1998-09-16
CIK 1003648

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

                     Index to Exhibits is located on page 11





     This Amendment No. 2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 18, 1997 is being provided to amend Item 1 to correct typographical, conversion to EDGAR errors.

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

                                     PART I
                              FINANCIAL INFORMATION
                                FORM 10-Q/A No.2

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                                         July 18,       March 28,
                                                                                           1997          1997
                                                                                       (Unaudited)
                                                                                      (As Restated)  (As Restated)
                                                                                       -----------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                          $  3,364,927    $  3,733,174
  Accounts receivable, less allowance for doubtful accounts of $195,000
   and $185,000, respectively                                                           3,096,555       1,956,105
  Prepaid expenses and other                                                            1,147,190       1,412,273
  Deferred income taxes                                                                   947,000         904,000
                                                                                     ------------    ------------
    Total current assets                                                                8,555,672       8,005,552
                                                                                     ------------    ------------

Land, buildings and equipment:
  Land                                                                                 10,220,000      10,220,000
  Buildings                                                                            19,557,920      19,504,681
  Vehicles, furniture and equipment                                                     7,748,613       7,161,356
  Leasehold improvements                                                                5,334,527       5,296,298
                                                                                     ------------    ------------
                                                                                       42,861,060      42,182,335

   Less accumulated depreciation and amortization                                      (8,581,857)     (8,125,974)
                                                                                     ------------    ------------
                                                                                       34,279,203      34,056,361

  Land held for disposal                                                                  512,450         594,450
                                                                                     ------------    ------------
                                                                                       34,791,653      34,650,811
                                                                                     ------------    ------------

Other noncurrent assets:
  Intangible assets, net                                                                9,169,416       7,039,602
  Refundable deposits and other                                                           668,059         590,472
                                                                                     ------------    ------------
    Total assets                                                                     $ 53,184,800    $ 50,286,437
                                                                                     ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                                               $    796,369    $    686,453
  Accounts payable                                                                      1,273,060       1,271,001
  Accrued wages and payroll taxes                                                       1,972,967       1,940,409
  Accrued vacation                                                                        858,392         807,729
  Other current liabilities                                                             3,078,399       2,568,012
                                                                                     ------------    ------------
    Total current liabilities                                                           7,979,187       7,273,604

Long-term debt                                                                          2,314,632       1,585,599
Deferred rent liability                                                                 1,123,077       1,000,000
Deferred income taxes                                                                   3,468,000       3,498,000
                                                                                     ------------    ------------
    Total liabilities                                                                  14,884,896      13,357,203
                                                                                     ------------    ------------

Common stock purchase warrant                                                           1,440,000       1,440,000
Commitments and contingencies                                                                   -               -
                                                                                     ------------    ------------

Shareholders' equity:
  Common stock, 10,000,000 shares authorized, no par value; 5,227,811
   issued and outstanding at July 18, 1997 and March 28, 1997                          29,363,816      29,363,816
  Preferred stock, 1,000,000 shares authorized, no par value; no shares
   issued or outstanding                                                                        -               -
  Subscriptions receivable                                                                 (2,092)         (3,441)
  Retained earnings                                                                     7,498,180       6,128,859
                                                                                     ------------    ------------
    Total shareholders' equity                                                         36,859,904      35,489,234
                                                                                     ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 53,184,800    $ 50,286,437
                                                                                     ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

                              FINANCIAL INFORMATION
                                FORM 10-Q/A No.2

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

                             FINANCIAL INFORMATION
                               FORM 10-Q/A NO. 2

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                                        Year-to-Date
                                                                                     Sixteen Weeks Ended
                                                                                  --------------------------
                                                                                    July 18,       July 19,
                                                                                     1997           1996
                                                                                  (As Restated)  (As Restated)
                                                                                  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $ 1,369,321    $ 1,326,364
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                                    702,888        520,166
     Deferred rent liability                                                          123,077        100,000
     Deferred income taxes                                                            (73,000)       (16,000)
     Gains on land, buildings and equipment                                              (231)        (2,500)
  Changes in assets and liabilities providing (consuming) cash:
     Accounts receivable                                                           (1,140,450)        28,875
     Prepaid expenses, refundable deposits and other assets                           265,083        462,080
     Accounts payable, accruals and other current liabilities                         578,867        172,103
                                                                                  -----------    -----------

  Net cash provided by operating activities                                         1,825,555      2,591,088
                                                                                  -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for land, buildings and equipment                                     (680,309)      (469,443)
  Acquisition of intangible assets                                                 (1,321,429)      (252,904)
  Proceeds from sales of land, buildings and equipment                                100,324          2,500
  Payments for refundable deposits and other assets                                   (70,936)       (48,636)
                                                                                  -----------    -----------

  Net cash used in investing activities                                            (1,972,350)      (768,483)
                                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                                         (222,801)      (143,788)
  Issuance of shares, net of subscriptions receivable                                   1,349         53,709
                                                                                  -----------    -----------

  Net cash used in financing activities                                              (221,452)       (90,079)
                                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                                 (368,247)     1,732,526


Cash and cash equivalents, beginning of year                                        3,733,174      2,313,469
                                                                                  -----------    -----------


Cash and cash equivalents, end of period                                          $ 3,364,927    $ 4,045,995
                                                                                  ===========    ===========









The accompanying notes are an integral part of the consolidated financial statements.

                 CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                Form 10-Q/A No.2


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

                                Form 10-Q/A No.2

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

                                   PART II
                              OTHER INFORMATION
                              FORM 10-Q/A NO. 2


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




                                           CHILDTIME LEARNING CENTERS, INC.
                                           (REGISTRANT)







                                           /s/ Michael M. Yeager       9/16/98
                                           ----------------------------
                                           Michael M. Yeager
                                           Chief Financial Officer and
                                           Secretary-Treasurer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)