Form 10-Q/A
period 1997-10-10
CHILDTIME LEARNING CENTERS INC
filed 1998-09-16
CIK 1003648

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

                     Index to Exhibits is located on page 13





         This Amendment No. 2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 10, 1997 is being provided to amend Items 1 and 2 to correct typographical, conversion to EDGAR errors.

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


                                     PART I
                              FINANCIAL INFORMATION
                                FORM 10-Q/A No.2

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                                                            OCTOBER 10,     MARCH 28,
                                                                               1997           1997
                                                                            (UNAUDITED)   (As Restated)
                                                                           (As Restated)
                                                                          --------------  -------------

ASSETS
Current assets:
 Cash and cash equivalents                                                $  4,009,915    $  3,733,174
 Accounts receivable, less allowance for doubtful accounts of $205,000       2,633,144       1,956,105
  and $185,000, respectively
 Prepaid expenses and other                                                  1,597,120       1,412,273
 Deferred income taxes                                                       1,013,000         904,000
                                                                          ------------    ------------
       Total current assets                                                  9,253,179       8,005,552
                                                                          ------------    ------------

Land, buildings and equipment:
  Land                                                                      10,220,000      10,220,000
  Buildings                                                                 19,583,562      19,504,681
  Vehicles, furniture and equipment                                          8,044,201       7,161,356
  Leasehold improvements                                                     5,539,234       5,296,298
                                                                          ------------    ------------
                                                                            43,386,997      42,182,335
     Less accumulated depreciation and amortization                         (8,826,805)     (8,125,974)
                                                                          ------------    ------------
                                                                            34,560,192      34,056,361

 Land held for disposal                                                        512,450         594,450
                                                                          ------------    ------------
                                                                            35,072,642      34,650,811
                                                                          ------------    ------------

Other noncurrent assets:
  Intangible assets, net                                                     9,132,649       7,039,602
  Refundable deposits and other                                                684,352         590,472
                                                                          ------------    ------------

          Total assets                                                    $ 54,142,822    $ 50,286,437
                                                                          ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                    $    762,089    $    686,453
  Accounts payable                                                           1,417,441       1,271,001
  Accrued wages and payroll taxes                                            2,003,107       1,940,409
  Accrued vacation                                                             827,597         807,729
  Other current liabilities                                                  3,203,830       2,568,012
                                                                          ------------    ------------
           Total current liabilities                                         8,214,064       7,273,604

Long-term debt                                                               2,188,759       1,585,599
Deferred rent liability                                                      1,215,384       1,000,000
Deferred income taxes                                                        3,479,000       3,498,000
                                                                          ------------    ------------
     Total liabilities                                                      15,097,207      13,357,203
                                                                          ------------    ------------
Common stock purchase warrant                                                1,440,000       1,440,000
Commitments and contingencies                                                       --              --
                                                                          ------------    ------------

Shareholders' equity:
  Common stock, 10,000,000 shares authorized, no par value; 5,227,811
   issued and outstanding at October 10, 1997 and March 28, 1997            29,363,816      29,363,816
  Preferred stock, 1,000,000 shares authorized, no par value; no shares
   issued or outstanding                                                            --              --
  Subscriptions receivable                                                      (1,056)         (3,441)
  Retained earnings                                                          8,242,855       6,128,859
                                                                          ------------    ------------
     Total shareholders' equity                                             37,605,615      35,489,234
                                                                          ------------    ------------

Total liabilities and shareholders' equity                                $ 54,142,822    $ 50,286,437
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

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                               Form 10-Q/A No.2

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations - Continued
Form 10-Q/A No.2

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations - Continued
Form 10-Q/A No.2

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

                                     PART II
                                OTHER INFORMATION
                                FORM 10-Q/A No.2

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




                      CHILDTIME LEARNING CENTERS, INC.
                      (REGISTRANT)








                        /s/ Michael M. Yeager                         9/16/98
                       ----------------------------------------------
                       Michael M. Yeager
                       Chief Financial Officer and Secretary-Treasurer
                       (Duly Authorized Officer and Principal Financial Officer)

                                 Exhibit Index
                                 -------------




Exhibit No.                        Description
-----------                        -----------

*  27                            Financial Data Schedule






*  Filed with Form 10-Q/A, 8-21-98.