Form 10-Q
period 1998-10-16
CHILDTIME LEARNING CENTERS INC
filed 1998-11-24
CIK 1003648

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    (MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 16, 1998

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


         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing required for the past 90 days. Yes[X] No [ ]

         The number of shares of Registrant's Common Stock, no par value per share, outstanding at November 16, 1998 was 5,429,655.



                 Total number of pages included in Form 10-Q: 14

                     Index to Exhibits is located on page 13

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY

                                      Index

                                    FORM 10-Q

                 For the Quarterly Period Ended October 16, 1998


                                                                                                                   Page
                                                                                                                  Number
                                                                                                               -----------
PART I.  FINANCIAL INFORMATION

    ITEM 1. Consolidated Financial Statements

                   A. Consolidated Balance Sheet                                                                    3
                        October 16, 1998 and April 3, 1998

                   B. Consolidated Statement of Income                                                              4
                        Twelve Weeks Ended October 16, 1998 and October 10, 1997
                        Twenty-Eight Weeks Ended October 16, 1998 and October 10, 1997

                   C. Consolidated Statement of Cash Flows                                                          5
                        Twenty-Eight Weeks Ended October 16, 1998 and October 10, 1997

                   D. Notes to Consolidated Financial Statements                                                   6-7

    ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                  8-12



PART II. OTHER INFORMATION

    ITEM 5. Other Information                                                                                        13

    ITEM 6. Exhibits, Reports on Form 8-K, Signatures                                                                13



                                     PART I
                              FINANCIAL INFORMATION
                                    FORM 10-Q

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET




                                                                                          OCTOBER 16,              APRIL 3,
                                                                                              1998                   1998
                                                                                          (UNAUDITED)
                                                                                         --------------          ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                               $  4,412,612           $  5,541,122
  Accounts receivable, net                                                                   3,164,500              2,485,811
  Reimbursable construction costs                                                              410,377                930,688
  Prepaid expenses and other                                                                 1,982,979              1,853,812
  Deferred income taxes                                                                      1,037,000                945,000
                                                                                          ------------           ------------
       Total current assets                                                                 11,007,468             11,756,433
                                                                                          ------------           ------------

Land, buildings and equipment:
  Land                                                                                      10,220,000             10,220,000
  Buildings                                                                                 19,781,647             19,640,018
  Vehicles, furniture and equipment                                                          9,508,350              8,783,584
  Leasehold improvements                                                                     6,147,003              5,674,308
                                                                                          ------------           ------------
                                                                                            45,657,000             44,317,910

       Less accumulated depreciation and amortization                                      (10,172,807)            (9,359,509)
                                                                                          ------------           ------------
                                                                                            35,484,193             34,958,401

  Land held for disposal                                                                       512,450                512,450
                                                                                          ------------           ------------
                                                                                            35,996,643             35,470,851
                                                                                          ------------           ------------

Other noncurrent assets:
  Intangible assets, net                                                                    12,714,808             10,179,240
  Refundable deposits and other                                                                732,154                711,146
                                                                                          ------------           ------------
       TOTAL ASSETS                                                                       $ 60,451,073           $ 58,117,670
                                                                                          ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                                    $  1,025,645           $    818,781
  Accounts payable                                                                           1,165,168              1,535,590
  Accrued wages and payroll taxes                                                            2,256,783              3,492,206
  Accrued vacation                                                                             885,455                913,835
  Other current liabilities                                                                  4,212,973              3,108,890
                                                                                          ------------           ------------
       Total current liabilities                                                             9,546,024              9,869,302

Long-term debt                                                                               2,369,822              2,242,790
Deferred rent liability                                                                      1,411,798              1,400,000
Deferred income taxes                                                                        3,276,000              3,319,000
                                                                                          ------------           ------------
       Total liabilities                                                                    16,603,644             16,831,092
                                                                                          ------------           ------------

Commitments and contingencies                                                                       --                     --
                                                                                          ------------           ------------

Shareholders' equity:
  Common stock, 10,000,000 shares authorized, no par value; 5,429,655
   issued and outstanding at October 16, 1998 and 5,429,322 at April 3, 1998                30,815,540             30,811,877
  Preferred stock, 1,000,000 shares authorized, no par value; no shares
   issued or outstanding                                                                            --                     --
  Retained earnings                                                                         13,031,889             10,474,701
                                                                                          ------------           ------------
       Total shareholders' equity                                                           43,847,429             41,286,578
                                                                                          ------------           ------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $ 60,451,073           $ 58,117,670
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

                              FINANCIAL INFORMATION
                                    FORM 10-Q

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)



                                                             QUARTER-TO-DATE                                YEAR-TO-DATE
                                                           TWELVE WEEKS ENDED                        TWENTY-EIGHT WEEKS ENDED
                                                   ------------------------------------         ----------------------------------
                                                     OCTOBER 16,         OCTOBER 10,             OCTOBER 16,          OCTOBER 10,
                                                        1998                1997                    1998                 1997
                                                   --------------      --------------           -------------       --------------
Revenues                                           $  25,323,358        $  21,524,126           $  59,351,198        $  50,067,402
Cost of revenues                                      21,940,482           18,620,088              50,823,016           42,723,755
                                                   -------------        -------------           -------------        -------------
         GROSS PROFIT                                  3,382,876            2,904,038               8,528,182            7,343,647


Marketing expenses                                       347,697              300,711                 800,476              701,210
General and administrative expenses                    1,565,179            1,375,564               3,671,961            3,192,342
                                                   -------------        -------------           -------------        -------------
         OPERATING INCOME                              1,470,000            1,227,763               4,055,745            3,450,095


Interest expense                                          72,280               66,576                 161,947              135,944
Interest income                                          (62,393)             (42,066)               (157,138)            (113,560)
Other income, net                                         (6,867)              (5,422)                (56,252)             (11,285)
                                                   -------------        -------------           -------------        -------------
         INCOME BEFORE INCOME TAXES                    1,466,980            1,208,675               4,107,188            3,438,996


Income tax provision                                     553,000              464,000               1,550,000            1,325,000
                                                   -------------        -------------           -------------        -------------


         NET INCOME                                $     913,980        $     744,675           $   2,557,188        $   2,113,996
                                                   =============        =============           =============        =============





Weighted average shares outstanding                    5,429,655            5,429,322               5,429,551            5,429,322
                                                   =============        =============           =============        =============


Earnings per share - basic and diluted             $        0.17        $        0.14           $        0.47        $        0.39
                                                   =============        =============           =============        =============







The accompanying notes are an integral part of the consolidated financial statements.
                                                                               4

                              FINANCIAL INFORMATION
                                    FORM 10-Q

          CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                                               YEAR-TO-DATE
                                                                                         TWENTY-EIGHT WEEKS ENDED
                                                                                  --------------------------------------
                                                                                     OCTOBER 16,          OCTOBER 10,
                                                                                         1998                 1997
                                                                                  ------------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $   2,557,188          $   2,113,996
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                                    1,469,629              1,227,650
      Deferred rent liability                                                             11,798                215,384
      Deferred income taxes                                                             (135,000)              (128,000)
      Loss (gain) on land, buildings and equipment                                         8,744                 12,466
  Changes in assets and liabilities providing (consuming) cash:
      Accounts receivable                                                               (678,689)              (497,486)
      Prepaid expenses, refundable deposits and other assets                            (129,167)              (184,847)
      Accounts payable, accruals and other current liabilities                          (530,141)               848,025
                                                                                   -------------          -------------

  Net cash provided by operating activities                                            2,574,362              3,607,188
                                                                                   -------------          -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for land, buildings and equipment                                      (1,440,501)            (1,325,151)
  Expenditures for reimbursable construction costs                                    (1,902,446)            (1,688,414)
  Acquisition of intangible assets                                                    (2,139,162)            (1,406,618)
  Proceeds from sales of land, buildings and equipment                                     2,429                105,324
  Payments for refundable deposits and other assets                                      (21,008)               (93,880)
                                                                                   -------------          -------------

  Net cash used in investing activities                                               (5,500,688)            (4,408,739)
                                                                                   -------------          -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                                            (628,604)              (432,954)
  Repayments of reimbursable construction costs                                        2,422,757              1,508,861
  Issuance of shares, net of subscriptions receivable                                      3,663                  2,385
                                                                                   -------------          -------------

  Net cash provided by financing activities                                            1,797,816              1,078,292
                                                                                   -------------          -------------


Net increase (decrease) in cash and cash equivalents                                  (1,128,510)               276,741


Cash and cash equivalents, beginning of year                                           5,541,122              3,733,174
                                                                                   -------------          -------------


Cash and cash equivalents, end of period                                           $   4,412,612          $   4,009,915
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

(3) FISCAL YEAR

         The Company utilizes a 52-53 week fiscal year ending on the Friday closest to March 31. Fiscal year 1999 will contain 52 weeks, while fiscal year 1998 contained 53 weeks. For both fiscal years 1998 and 1999, the year-to-date period contained twenty-eight weeks while the second quarter contained twelve weeks.

(4) ACCOUNTS RECEIVABLE

         Accounts receivable is presented net of an allowance for doubtful accounts. At October 16, 1998 the allowance for doubtful accounts was $235,000 while at April 3, 1998 the allowance for doubtful accounts was $225,000.

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

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

                                    FORM 10-Q

(6) EARNINGS PER SHARE

         For the twelve-week and twenty-eight-week periods ended October 16, 1998 and October 10, 1997, basic earnings per share have been calculated by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share have been calculated by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period and the assumed conversion of all potentially dilutive stock options (54,682 shares for the twelve week period ended October 16, 1998; 58,423 shares for the twenty-eight week period ended October 16, 1998; 12,808 shares for the twelve period ended October 10, 1997; and 6,001 shares for the twenty-eight week period ended October 10, 1997).

(7) RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In June 1997, the FASB issued SFAS No.130, "Reporting Comprehensive Income" and SFAS 131, "Disclosure about Segments of an Enterprise and Related Information". The Company has adopted the provisions of these statements, as required, for the year ended April 2, 1999. These statements had no significant impact on the Company's financial position, results of operations or cash flows.

(8) SUPPLEMENTAL CASH FLOW INFORMATION

         In connection with the acquisition of certain centers, the Company incurred seller-financed debt of $963,000 during the twenty-eight weeks ended October 16, 1998 and $1,112,000 during the twenty-eight weeks ended October 10, 1997.

(9) RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the presentation adopted in the current year.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                    Form 10-Q

GENERAL

         The information presented herein refers to the twelve weeks ("second quarter 1999") and the twenty-eight weeks ("year-to-date 1999") ended October 16, 1998, compared to the twelve weeks ("second quarter 1998") and the twenty-eight weeks ("year-to-date 1998") ended October 10, 1997.

         During the second quarter 1999, the Company acquired 6 centers, opened 1 center and closed 1 center as compared to acquiring 1 center and opening 2 centers during the second quarter 1998. During year-to-date 1999, the Company acquired 13 centers, opened 3 centers and closed 1 center as compared to acquiring 15 centers, opening 6 centers and closing 1 center during year-to-date 1998. Accordingly, as of October 16, 1998, the Company operated 257 centers, as compared to 231 centers at October 10, 1997. The results of centers opened, acquired or disposed of are included in the Company's financial statements from the date of opening or acquisition and through the date of disposition, as applicable. The timing of such new openings, acquisitions or dispositions could influence comparisons of year over year results.

RESULTS OF OPERATIONS

         Second quarter 1999 revenues increased to $25,323,000 from $21,524,000 for the second quarter 1998, a 17.7% increase. This increase was principally attributable to increased revenues from centers opened or acquired in fiscal 1998 ($2,262,000, or 10.5%) and centers opened or acquired in fiscal 1999 ($967,000, or 4.5%). Year-to-date 1999 revenues increased to $59,351,000 from year-to-date 1998 revenues of $50,067,000, an 18.5% increase. This increase was principally attributable to increased revenues from centers opened or acquired in fiscal 1998 ($6,571,000, or 13.1%) and centers opened or acquired in fiscal 1999 ($1,479,000, or 3.0%). The remaining increase for both the second quarter and year-to-date 1999 was principally attributable to the growth in comparable centers, partially offset by centers closed during fiscal 1999.

         Comparable center revenues (centers operating during all of year-to-date 1999 and year-to-date 1998) increased 3.7% ($797,000) for the second quarter 1999. Year-to-date comparable center revenues increased 3.5% ($1,727,000). Both the second quarter and year-to-date 1999 increases, were principally the result of increased tuition rates.

         Second quarter 1999 gross profit increased to $3,383,000 (13.4% of revenues) from $2,904,000 (13.5% of revenues) for the second quarter 1998, a 16.5% increase. The increase in gross profit was principally from centers opened or acquired in fiscal 1998 ($388,000) and, to a lesser extent, comparable center growth ($166,000). Second quarter gross operating losses from centers opened or acquired in fiscal 1999 ($22,000) partially offset these increases. Year-to-date 1999 gross profit increased to $8,528,000 (14.4% of revenues) from $7,344,000 (14.8% of revenues), a 16.1% increase. The year-to-date 1999 increase in gross profit was principally from centers opened or acquired in fiscal 1998 ($1,114,000) and, to a lesser extent, comparable center growth ($313,000). Gross operating losses from centers opened or acquired in fiscal 1999 ($153,000) partially offset these increases.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued
                                    Form 10-Q

RESULTS OF OPERATIONS - CONTINUED

         Comparable center gross profit (centers operating during all of year-to-date 1999 and year-to-date 1998) increased 5.7% ($166,000) for the second quarter 1999. Year-to-date 1999 comparable center revenues increased 4.3% ($313,000). Both the second quarter and year-to-date 1999 increases, were principally the result of increased tuition rates.

         Marketing expenses increased 15.6% to $348,000 for the second quarter 1999 from $301,000 for the second quarter 1998. Year-to-date 1999 marketing expenses increased 14.1% to $800,000 from $701,000. These increases were primarily due to the additional expenses associated with the promotion and marketing activities for 257 centers as of the end of the second quarter 1999, as compared to 231 centers at the end of the second quarter 1998. As a percentage of revenues, marketing expenses remained constant for both year-to-date and the second quarter 1999 and 1998, at 1.4% of revenues.

         General and administrative expenses increased 13.8% to $1,565,000 for the second quarter 1999 from $1,376,000 for the second quarter 1998. Year-to-date 1999 general and administrative expenses increased 15.0% to $3,672,000 from $3,192,000. However, as a percentage of revenues, general and administrative expenses decreased to 6.2% of revenues for the second quarter 1999 and year-to-date 1999 from 6.4% of revenues for the comparable periods of 1998. These decreases were due primarily to operating leverage provided by higher revenues.

         As a result of the foregoing changes, operating income increased to $1,470,000 for the second quarter 1999 from $1,228,000 for the second quarter 1998. The operating income change of $242,000 represents an increase of 19.7% over the second quarter 1998. Year-to-date 1999 operating income increased 17.6% to $4,056,000 from $3,450,000.

         Interest expense increased to $72,000 for the second quarter 1999 from $67,000 for the second quarter 1998. Year-to-date 1999 interest expense increased to $162,000 from $136,000. These increases were due to a net increase in debt incurred with the acquisition of centers.

         Year-to-date 1999 other income increased to $56,000 from $11,000. This increase was principally due to a gain realized on the extinguishment of certain acquisition indebtedness.

         The provision for income taxes increased to $553,000 (an effective tax rate of 37.7%) for the second quarter 1999 from $464,000 (an effective tax rate of 38.4%) for the second quarter 1998. Year-to-date 1999 provision for income taxes increased to $1,550,000 (an effective tax rate of 37.7%) from $1,325,000 (an effective tax rate of 38.5%). Both the second quarter and year-to-date 1999 decreases in the effective tax rate were principally due to anticipated savings resulting from tax strategies implemented during the current fiscal year.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued
                                    Form 10-Q

RESULTS OF OPERATIONS - CONTINUED

         As a result of the foregoing changes, net income increased to $914,000, or 3.6% of revenues for the second quarter 1999, from $745,000, or 3.5% of revenues for the second quarter 1998. Year-to-date 1999 net income increased to $2,557,000, or 4.3% of revenues, from $2,114,000, or 4.2% of revenues.

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

         Net cash provided by operations decreased to $2,574,000 for year-to-date 1999, from $3,607,000 for year-to-date 1998. This decrease was principally due to the timing of payment of accrued expenses. Year-to-date 1999 cash provided by operations, net repayments of reimbursable construction costs of $520,000, and existing cash balances of $1,129,000 were principally used to add 16 centers, make capital improvements to existing centers and upgrade information technology systems aggregating $3,343,000, as well as to pay down debt of $629,000. Expenditures related to information technology systems were part of management's five-year information system plan to accommodate the growth of the Company for the next five to ten years. In connection with this plan, the Company purchased and capitalized financial software upgrades and related hardware of approximately $144,000 during year-to-date 1998, $130,000 during year-to-date fiscal 1999, and has plans to spend approximately $125,000 - $200,000 to complete this plan during the next nine months. The Company has incurred additional seller-financed notes payable of approximately $963,000 during year-to-date 1999, related to the acquisition of centers, and did not utilize its unsecured revolving line of credit.

IMPACT OF YEAR 2000

         The Year 2000 Issue is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900, rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions.

         The Company has evaluated its Year 2000 risks and compliance by identifying three major components: information technology systems, non-information technology systems, including internal embedded chip technology and third party risks.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued
                                    Form 10-Q


IMPACT OF YEAR 2000 - CONTINUED

         Information Technology Systems

         The Company has purchased and implemented general ledger and accounts payable financial software during fiscal 1998 and fiscal 1999, which has been certified as Year 2000 compliant from the software vendor. These systems have been implemented as of October 1998. The Company has also purchased a center information system, which has been certified as Year 2000 compliant from the software vendor. This system is in the implementation phase, with full implementation scheduled by July 31, 1999. Based on this schedule, the Company expects to be in full compliance with its internal financial systems before the Year 2000. However, if the implementation is not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company. Because Year 2000 compliant information technology systems have been purchased and implementation has either been completed or is currently in the implementation phase, contingency plans have not been established. Each of the above described information technology systems were purchased pursuant to upgrades necessary to provide adequate financial reporting and control directly connected to the growth of the Company, rather than to address the Year 2000 Issue. Accordingly, no information systems costs have been associated with the Year 2000 Issue. However, see Liquidity and Capital Resources for costs associated with general upgrades.

         Non-Information and Internal Embedded Chip Technology

         The Company is in the data-gathering phase with regard to imbedded chip technology and the impact of the Year 2000 Issue on its non-financial systems. Inquiries have been made to providers of alarm systems installed at various locations. Written confirmations have been received, documenting that such systems are either Year 2000 compliant or that the model installed does not have any date-driven technology. Management believes that even if the Company is unable to achieve Year 2000 compliance for its major non-financial systems, Year 2000 Issues will not have a material impact on the operations of the Company. Accordingly, the Company does not have a contingency plan in place for its non-information and internal embedded chip technology risk.

         Third Party Risks

         The Company has identified and is in the process of contacting its subsidy/funding providers, major vendors and financial service organizations to determine the extent to which the Company's operations and interface systems would be vulnerable to those third parties' failure to remedy their own Year 2000 Issues. The Company has received positive compliance status from approximately twenty percent of identified major third party risks and is expecting a significantly complete response by March 31, 1999. The Company currently estimates that between ten to fifteen percent of its revenues are related to subsidy/funding providers. In the event all third party subsidy/funding providers fail to comply with Year 2000 requirements, the Company could

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued
                                    Form 10-Q

IMPACT OF YEAR 2000 - CONTINUED

         Third Party Risks Continued

experience cash flow delays that could have a material impact on its operations. Management believes that, while the Company could experience delays in collecting receivables from such third parties, the collectibility of such receivables would not be significantly adversely impacted. The Company is currently reviewing contingency plans that include alternative reporting and payment processing to subsidy/funding providers to minimize any collection delays. To the extent that vendor responses to Year 2000 readiness are unsatisfactory, the Company intends to change vendors to those who have demonstrated Year 2000 readiness. There are no assurances, however, that the Company would be successful in finding such alternative vendors.

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements included herein that are not historical facts, such as those related to income tax strategies, anticipated cash requirements and compliance with Year 2000 issues are forward-looking statements pursuant to the safe harbor provisions of the Private / Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, identification and availability of quality acquisition or new development targets, continuation of federal and state assistance programs, demand for child care, the ability of the Company and key suppliers and customers (including governmental agencies) to successfully comply with Year 2000 issues, taxing authority legislation, as well as general economic conditions, pricing and competition. Accordingly, actual results could differ materially from those projected in such forward-looking statements.

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




                       CHILDTIME LEARNING CENTERS, INC.
                       (REGISTRANT)








                       /s/ Michael M. Yeager                          11/24/98
                       -----------------------------------------------
                       Michael M. Yeager
                       Chief Financial Officer and Secretary-Treasurer
                       (Duly Authorized Officer and Principal Financial Officer)

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
     27                       Financial Data Schedule