Form 10-Q
period 1999-01-08
CHILDTIME LEARNING CENTERS INC
filed 1999-02-17
CIK 1003648

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 8, 1999

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


    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing required for the past 90 days. Yes[X] No [ ]

    The number of shares of Registrant's Common Stock, no par value per share, outstanding at February 8, 1999 was 5,429,655.





                 Total number of pages included in Form 10-Q: 14

                     Index to Exhibits is located on page 13

         CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                    FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 8, 1999




                                                                                                                 PAGE
                                                                                                                NUMBER
                                                                                                           ----------------
PART I.  FINANCIAL INFORMATION

    ITEM 1. Consolidated Financial Statements

              A. Consolidated Balance Sheet                                                                        3
                   January 8, 1999 and April 3, 1998

              B. Consolidated Statement of Income                                                                  4
                   Twelve Weeks Ended January 8, 1999 and January 2, 1998
                   Forty Weeks Ended January 8, 1999 and January 2, 1998

              C. Consolidated Statement of Cash Flows                                                              5
                   Forty Weeks Ended January 8, 1999 and January 2, 1998

              D. Notes to Consolidated Financial Statements                                                       6-7

    ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                 8-12



PART II. OTHER INFORMATION

    ITEM 5. Other Information                                                                                      13

    ITEM 6. Exhibits, Reports on Form 8-K                                                                          13


SIGNATURES                                                                                                         13

                                     PART I
                              FINANCIAL INFORMATION
                                    FORM 10-Q

         CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET




                                                                                        JANUARY 8,       APRIL 3,
                                                                                          1999            1998
                                                                                       (UNAUDITED)
                                                                                      ------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                         $  2,829,547    $  5,541,122
    Accounts receivable, net                                                             3,054,028       2,485,811
    Reimbursable construction costs                                                      1,584,350         930,688
    Prepaid expenses and other                                                           2,333,990       1,853,812
    Deferred income taxes                                                                1,092,000         945,000
                                                                                      ------------    ------------
         Total current assets                                                           10,893,915      11,756,433
                                                                                      ------------    ------------

Land, buildings and equipment:
    Land                                                                                10,220,000      10,220,000
    Buildings                                                                           19,861,937      19,640,018
    Vehicles, furniture and equipment                                                    9,989,775       8,783,584
    Leasehold improvements                                                               6,411,301       5,674,308
                                                                                      ------------    ------------
                                                                                        46,483,013      44,317,910

         Less accumulated depreciation and amortization                                (10,545,142)     (9,359,509)
                                                                                      ------------    ------------
                                                                                        35,937,871      34,958,401

    Land held for disposal                                                                 512,450         512,450
                                                                                      ------------    ------------
                                                                                        36,450,321      35,470,851
                                                                                      ------------    ------------

Other noncurrent assets:
    Intangible assets, net                                                              13,316,306      10,179,240
    Refundable deposits and other                                                          785,362         711,146
                                                                                      ------------    ------------
         TOTAL ASSETS                                                                 $ 61,445,904    $ 58,117,670
                                                                                      ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
    Current maturities of long-term debt                                              $  1,081,237    $    818,781
    Accounts payable                                                                     1,413,548       1,535,590
    Accrued wages and payroll taxes                                                      2,317,320       3,492,206
    Accrued vacation                                                                       907,281         913,835
    Other current liabilities                                                            3,643,581       3,108,890
                                                                                      ------------    ------------
         Total current liabilities                                                       9,362,967       9,869,302

Long-term debt                                                                           2,548,110       2,242,790
Deferred rent liability                                                                  1,357,467       1,400,000
Deferred income taxes                                                                    3,391,000       3,319,000
                                                                                      ------------    ------------
         Total liabilities                                                              16,659,544      16,831,092
                                                                                      ------------    ------------

Commitments and contingencies                                                                    -               -
                                                                                      ------------    ------------

Shareholders' equity:
    Common stock, 10,000,000 shares authorized, no par value; 5,429,655
       issued and outstanding at January 8, 1999 and 5,429,322 at April 3,              30,815,540      30,811,877
       1998
    Preferred stock, 1,000,000 shares authorized, no par value; no shares
       issued or outstanding                                                                     -               -
    Retained earnings                                                                   13,970,820      10,474,701
                                                                                      ------------    ------------

         Total shareholders' equity                                                     44,786,360      41,286,578
                                                                                      ------------    ------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 61,445,904    $ 58,117,670
                                                                                      ============    ============



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              FINANCIAL INFORMATION
                                    FORM 10-Q

         CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                            QUARTER-TO-DATE                  YEAR-TO-DATE
                                           TWELVE WEEKS ENDED              FORTY WEEKS ENDED
                                      ----------------------------    ----------------------------
                                        JANUARY 8,      JANUARY 2,     JANUARY 8,      JANUARY 2,
                                          1999            1998            1999            1998
                                      ------------    ------------    ------------    ------------
Revenues                              $ 25,524,318    $ 21,544,549    $ 84,875,516    $ 71,611,951
Cost of revenues                        22,031,446      18,708,280      72,854,462      61,432,035
                                      ------------    ------------    ------------    ------------
    GROSS PROFIT                         3,492,872       2,836,269      12,021,054      10,179,916


Marketing expenses                         355,770         300,667       1,156,246       1,001,877
General and administrative expenses      1,607,578       1,411,537       5,279,539       4,603,879
                                      ------------    ------------    ------------    ------------
    OPERATING INCOME                     1,529,524       1,124,065       5,585,269       4,574,160


Interest expense                            75,256          70,712         237,203         206,656
Interest income                            (40,509)        (56,642)       (197,647)       (170,202)
Other income, net                          (11,154)         (6,796)        (67,406)        (18,081)
                                      ------------    ------------    ------------    ------------
    INCOME BEFORE INCOME TAXES           1,505,931       1,116,791       5,613,119       4,555,787


Income tax provision                       567,000         430,000       2,117,000       1,755,000
                                      ------------    ------------    ------------    ------------


    NET INCOME                        $    938,931    $    686,791    $  3,496,119    $  2,800,787
                                      ============    ============    ============    ============





Weighted average shares outstanding      5,429,655       5,429,322       5,429,582       5,429,322
                                      ============    ============    ============    ============


Earnings per share - basic            $       0.17    $       0.13    $       0.64    $       0.52
                                      ============    ============    ============    ============


Earnings per share - diluted          $       0.17    $       0.13    $       0.64    $       0.51
                                      ============    ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                              FINANCIAL INFORMATION
                                    FORM 10-Q

         CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                  YEAR-TO-DATE
                                                                                                FORTY WEEKS ENDED
                                                                                    ------------------------------------------
                                                                                        JANUARY 8,             JANUARY 2,
                                                                                           1999                   1998
                                                                                    -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                      $ 3,496,119              $ 2,800,787
     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization                                              2,153,361                1,797,660
            Deferred rent liability                                                      (42,533)                 307,692
            Deferred income taxes                                                        (75,000)                (138,000)
            Loss (gain) on land, buildings and equipment                                  10,074                   13,840
     Changes in assets and liabilities providing (consuming) cash:
            Accounts receivable                                                         (568,218)              (1,096,164)
            Prepaid expenses, refundable deposits and other assets                      (480,179)                 (53,182)
            Accounts payable, accruals and other current liabilities                    (768,747)                (220,389)
                                                                                     -----------              -----------

     Net cash provided by operating activities                                         3,724,877                3,412,244
                                                                                     -----------              -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for land, buildings and equipment                                   (2,321,770)              (1,940,766)
     Expenditures for reimbursable construction costs                                 (3,501,961)              (3,414,553)
     Acquisition of intangible assets                                                 (2,471,840)              (2,144,016)
     Proceeds from sales of land, buildings and equipment                                  6,097                  108,024
     Payments for refundable deposits and other assets                                   (74,216)                 (79,222)
                                                                                     -----------              -----------

     Net cash used in investing activities                                            (8,363,690)              (7,470,533)
                                                                                     -----------              -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt                                                         (924,724)                (663,273)
     Repayments of reimbursable construction costs                                     2,848,299                2,961,784
     Issuance of shares, net of subscriptions receivable                                   3,663                    3,441
                                                                                     -----------              -----------

     Net cash provided by financing activities                                         1,927,238                2,301,952
                                                                                     -----------              -----------


Net decrease in cash and cash equivalents                                             (2,711,575)              (1,756,337)


Cash and cash equivalents, beginning of year                                           5,541,122                3,733,174
                                                                                     -----------              -----------


Cash and cash equivalents, end of period                                             $ 2,829,547              $ 1,976,837
                                                                                     ===========              ===========







The accompanying notes are an integral part of the consolidated financial statements.

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

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

(2) PRINCIPALS OF CONSOLIDATION

         The consolidated financial statements include the accounts of Childtime Learning Centers, Inc., its wholly owned subsidiary, Childtime Childcare, Inc., and its wholly owned subsidiaries, Childtime Childcare - Michigan, Inc., and Childtime Childcare - PMC, Inc. (together referred to as the "Company"). All significant intercompany transactions have been eliminated.

(3) FISCAL YEAR

         The Company utilizes a 52-53 week fiscal year ending on the Friday closest to March 31. Fiscal year 1999 will contain 52 weeks, while fiscal year 1998 contained 53 weeks. For both fiscal years 1998 and 1999, the year-to-date periods contained forty weeks while the third quarters contained twelve weeks.

(4) ACCOUNTS RECEIVABLE

         Accounts receivable is presented net of an allowance for doubtful accounts. At January 8, 1999 the allowance for doubtful accounts was $245,000 while at April 3, 1998 the allowance for doubtful accounts was $225,000.

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

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

(6) EARNINGS PER SHARE

         For the twelve-week and forty-week periods ended January 8, 1999 and January 2, 1998, basic earnings per share have been calculated by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share have been calculated by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period and the assumed conversion of all potentially dilutive stock options (38,379 shares for the twelve week period ended January 8, 1999; 50,469 shares for the forty week period ended January 8, 1999; 29,786 shares for the twelve week period ended January 2, 1998; and 12,868 shares for the forty week period ended January 2,
1998).

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

(8) SUPPLEMENTAL CASH FLOW INFORMATION

         In connection with the acquisition of certain centers, the Company incurred seller-financed debt of $1,493,000 during the forty weeks ended January 8, 1999 and $1,587,000 during the forty weeks ended January 2, 1998.

(9) RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the presentation adopted in the current year.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                    Form 10-Q

GENERAL

         The information presented herein refers to the twelve weeks ("third quarter 1999") and the forty weeks ("year-to-date 1999") ended January 8, 1999, compared to the twelve weeks ("third quarter 1998") and the forty weeks ("year-to-date 1998") ended January 2, 1998.

         During the third quarter 1999, the Company acquired 9 centers and opened 2 centers as compared to acquiring 8 centers, opening 1 center and closing 3 centers during the third quarter 1998. During year-to-date 1999, the Company acquired 22 centers, opened 5 centers and closed 1 center as compared to acquiring 23 centers, opening 7 centers and closing 4 centers during year-to-date 1998. Accordingly, as of January 8, 1999, the Company operated 268 centers, as compared to 237 centers at January 2, 1998. The results of centers opened, acquired or disposed of are included in the Company's financial statements from the date of opening or acquisition and through the date of disposition, as applicable. The timing of such new openings, acquisitions or dispositions could influence comparisons of year over year results.

RESULTS OF OPERATIONS

         Third quarter 1999 revenues increased to $25,524,000 from $21,545,000 for the third quarter 1998, an 18.5% increase. This increase was principally attributable to increased revenues from centers opened or acquired in fiscal 1998 ($1,600,000, or 7.4%) and centers opened or acquired in fiscal 1999 ($1,848,000, or 8.6%). Year-to-date 1999 revenues increased to $84,876,000 from year-to-date 1998 revenues of $71,612,000, an 18.5% increase. This increase was principally attributable to increased revenues from centers opened or acquired in fiscal 1998 ($7,712,000, or 10.8%) and centers opened or acquired in fiscal 1999 ($3,327,000, or 4.7%). The remaining increase for both the third quarter and year-to-date 1999 was principally attributable to the growth in comparable centers, partially offset by centers closed during fiscal 1999.

         Comparable center revenues (centers operating during all of year-to-date 1999 and year-to-date 1998) increased 3.2% ($694,000) for the third quarter 1999. Year-to-date comparable center revenues increased 3.4% ($2,422,000). Both the third quarter and year-to-date 1999 increases were principally the result of increased tuition rates.

         Third quarter 1999 gross profit increased to $3,493,000 (13.7% of revenues) from $2,836,000 (13.2% of revenues) for the third quarter 1998, a 23.2% increase. The increase in gross profit was principally from centers opened or acquired in fiscal 1998 ($371,000), and to comparable center growth ($433,000). Third quarter gross operating losses from centers opened or acquired in fiscal 1999 ($111,000) partially offset these increases. Year-to-date 1999 gross profit increased to $12,021,000 (14.2% of revenues) from $10,180,000 (14.2% of revenues), an 18.1% increase. The year-to-date 1999 increase in gross profit was principally from centers opened or acquired in fiscal 1998 ($1,486,000) and, to a lesser extent, comparable center growth ($746,000). Gross operating losses from centers opened or acquired in fiscal 1999 ($265,000) partially offset these increases.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued
                                    Form 10-Q

RESULTS OF OPERATIONS - CONTINUED

         Comparable center gross profit (centers operating during all of year-to-date 1999 and year-to-date 1998) increased 15.3% ($433,000) for the third quarter 1999. Year-to-date 1999 comparable center gross profit increased 7.3% ($746,000). For both the third quarter and year-to-date 1999, the majority of this increase is due to increased operating leverage provided by increased revenues and, to a lesser extent, the timing of December holidays and the impact of the previously disclosed straight-line rent adjustment.

         Marketing expenses increased 18.3% to $356,000 for the third quarter 1999 from $301,000 for the third quarter 1998. Year-to-date 1999 marketing expenses increased 15.4% to $1,156,000 from $1,002,000. These increases were primarily due to the additional expenses associated with the promotion and marketing activities for 268 centers as of the end of the third quarter 1999, as compared to 237 centers at the end of the third quarter 1998. As a percentage of revenues, marketing expenses remained constant for both year-to-date and the third quarter 1999 and 1998, at 1.4% of revenues.

         General and administrative expenses increased 13.9% to $1,608,000 for the third quarter 1999 from $1,412,000 for the third quarter 1998. Year-to-date 1999 general and administrative expenses increased 14.7% to $5,280,000 from $4,604,000. As a percentage of revenues, general and administrative expenses decreased to 6.3% of revenues for the third quarter 1999 from 6.6% of revenues for the comparable period of 1998. Year-to-date 1999 general and administrative expenses decreased to 6.2% of revenues from 6.4% of revenues for the comparable period of 1998. These decreases were due primarily to operating leverage provided by higher revenues.

         As a result of the foregoing changes, operating income increased to $1,530,000 for the third quarter 1999 from $1,124,000 for the third quarter 1998. The operating income change of $406,000 represents an increase of 36.1% over the third quarter 1998. Year-to-date 1999 operating income increased 22.1% to $5,585,000 from $4,574,000.

         Interest expense increased to $75,000 for the third quarter 1999 from $71,000 for the third quarter 1998. Year-to-date 1999 interest expense increased to $237,000 from $207,000. These increases were due to a net increase in debt incurred with the acquisition of centers.

         Year-to-date 1999 other income increased to $67,000 from $18,000. This increase was principally due to a gain realized on the extinguishment of certain acquisition indebtedness.

         The provision for income taxes increased to $567,000 (an effective tax rate of 37.7%) for the third quarter 1999 from $430,000 (an effective tax rate of 38.5%) for the third quarter 1998. Year-to-date 1999 provision for income taxes increased to $2,117,000 (an effective tax rate of 37.7%) from $1,755,000 (an effective tax rate of 38.5%). Both the third quarter and year-to-date 1999 decreases in the effective tax rate were principally due to anticipated savings resulting from tax strategies implemented during the current fiscal year.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued
                                    Form 10-Q

RESULTS OF OPERATIONS - CONTINUED

         As a result of the foregoing changes, net income increased to $939,000, or 3.7% of revenues for the third quarter 1999, from $687,000, or 3.2% of revenues for the third quarter 1998. Year-to-date 1999 net income increased to $3,496,000, or 4.1% of revenues, from $2,801,000, or 3.9% of revenues.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements currently consist of its new center expansion program and maintenance of existing centers. The Company believes that cash flow from operations, together with amounts available under a $10 million unsecured revolving line of credit facility, will be sufficient to satisfy the Company's anticipated cash requirements on both a long-term and short-term basis. The line of credit bears annual interest at either the prime rate or an adjusted Eurodollar based rate, at the Company's option. The Company has not utilized its unsecured revolving line of credit.

         Net cash provided by operations increased to $3,725,000 for year-to-date 1999, from $3,412,000 for year-to-date 1998. Year-to-date 1999 cash provided by operations and existing cash balances of $2,712,000 were principally used to add 27 centers, make capital improvements to existing centers and upgrade information technology systems aggregating $4,794,000, as well as to pay down debt of $925,000. Expenditures related to information technology systems were part of management's five-year information system plan to accommodate the growth of the Company for the next five to ten years. In connection with this plan, the Company purchased and capitalized financial software upgrades and related hardware of approximately $144,000 during year-to-date 1998, $153,000 during year-to-date fiscal 1999, and has plans to spend approximately $100,000 - $175,000 to complete this plan during the next six months. The Company has incurred additional seller-financed notes payable of approximately $1,493,000 during year-to-date 1999, related to the acquisition of centers.

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

         Non-Information and internal embedded chip Technology

         The Company has completed the data-gathering phase with regard to imbedded chip technology and the impact of the Year 2000 Issue on its non-financial systems. Inquiries have been made to providers of alarm systems installed at various locations. Written and verbal confirmations have been received, documenting that such systems are either Year 2000 compliant, or that the model installed does not have any date driven technology. Management believes that even if the Company is unable to achieve Year 2000 compliance for its major non-financial systems, related Year 2000 Issues will not have a material impact on the operations of the Company. Accordingly, the Company does not have a contingency plan in place for its non-information and internal embedded chip technology risk.

         Third Party Risks

         The Company has identified and contacted its subsidy/funding providers, major vendors and financial service organizations to determine the extent to which the Company's operations and interface systems would be vulnerable to those third parties' failure to remedy their own Year 2000 Issues. The Company has received positive compliance status from approximately 65 percent of identified major third party risks and is expecting a significantly complete response by March 31, 1999. The Company currently estimates that between ten to fifteen percent of its revenues are related to subsidy/funding providers. In the event all third party subsidy/funding providers fail to comply with Year 2000 requirements, the Company could experience cash flow

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued
                                    Form 10-Q

IMPACT OF YEAR 2000 - CONTINUED

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

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements included herein that are not historical facts, such as those related to income tax strategies, anticipated cash requirements and compliance with Year 2000 issues are forward- looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, identification and availability of quality acquisition or new development targets, continuation of federal and state assistance programs, demand for child care, the ability of the Company and key suppliers and customers (including governmental agencies) to successfully comply with Year 2000 issues, taxing authority legislation, as well as general economic conditions, pricing and competition. Accordingly, actual results could differ materially from those projected in such forward-looking statements.

                                     PART II
                                OTHER INFORMATION
                                    FORM 10-Q

         CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARIES








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




                       CHILDTIME LEARNING CENTERS, INC.
                       (REGISTRANT)








                                                                         2/16/99
                       ---------------------------------------------------------
                       Michael M. Yeager
                       Chief Financial Officer and Secretary-Treasurer
                       (Duly Authorized Officer and Principal Financial Officer)

                                 Exhibit Index
                                 -------------



Exhibit No.                       Description
-----------                       -----------

    27                            Financial Data Schedule