Form 10-Q/A
period 1999-01-08
CHILDTIME LEARNING CENTERS INC
filed 1999-02-23
CIK 1003648

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q/A
                                 Amendment No.1

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

                     Index to Exhibits is located on page 13

This Amendment No.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 8, 1999 is being provided so as to provide a conformed signature.

         CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                    FORM 10-Q/A No.1

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

                                     PART I
                              FINANCIAL INFORMATION
                                    FORM 10-Q/A No. 1

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

                                    FORM 10-Q/A No.1

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

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                    Form 10-Q/A No. 1

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued
                                    Form 10-Q/A No. 1

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued
                                    Form 10-Q/A No. 1

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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued
                                    Form 10-Q/A No. 1


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

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued
                                    Form 10-Q/A No. 1

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




                       CHILDTIME LEARNING CENTERS, INC.
                       (REGISTRANT)








                       /s/ Michael M. Yeager                             2/23/99
                       ---------------------------------------------------------
                       Michael M. Yeager
                       Chief Financial Officer and Secretary-Treasurer
                       (Duly Authorized Officer and Principal Financial Officer)

                                 Exhibit Index
                                 -------------



Exhibit No.                       Description
-----------                       -----------

    27                            Financial Data Schedule