Form 10-K405
period 1999-04-02
CHILDTIME LEARNING CENTERS INC
filed 1999-06-10
CIK 1003648

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED APRIL 2, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM                 TO              .

   COMMISSION FILE NUMBER 0-27656

                            ---------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting Common Stock held by non-affiliates of the registrant as of May 24, 1999, computed by reference to the last sale price for such stock on that date as reported on the NASDAQ National Market System, was approximately $29,439,000.

     At May 24, 1999, the number of shares outstanding of the registrant's Common Stock, without par value, was 5,431,655.

     Portions of the registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders have been incorporated by reference in Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Statements included herein which are not historical facts are forward-looking statements pursuant to the safe harbor provisions of the Private/Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, identification and availability of quality acquisition or new development targets, continuation of federal and state assistance programs, demand for child care, Year 2000 readiness of the Company and third parties, general economic conditions as well as pricing, competition and insurability. Childtime Learning Centers, Inc. cautions that actual results could differ materially from those projected forward-looking statements.

ITEM 1. BUSINESS

GENERAL

     Childtime Learning Centers, Inc. conducts business through its wholly owned subsidiary Childtime Childcare, Inc. and its wholly owned subsidiaries, Childtime Childcare -- Michigan, Inc., and Childtime Childcare -- PMC, Inc. (together referred to as the "Company"). All significant intercompany transactions have been eliminated.

     The Company provides for-profit child care through 270 child care centers as of April 2, 1999, located in 19 states and the District of Columbia. Center-based child care and preschool educational services are provided five days a week throughout the year to children between the ages of six weeks and twelve years. At April 2, 1999, the Company had approximately 29,000 children enrolled (full and part-time) nationwide. Substantially all of the Company's child care centers are operated under the "Childtime Children's Centers" name. The Company's centers are primarily located on free-standing sites in suburban residential areas with substantial preschool populations. Included among the Company's 270 child care centers at April 2, 1999, were 48 "at-work" sites providing child care for working parents at various business enterprises, office complexes, shopping centers and hospitals.

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

     The Company utilizes a 52 to 53 week fiscal year (generally comprised of 13 four-week periods), ending on the Friday closest to March 31. The fiscal year ended March 28, 1997, contained 52 weeks, the fiscal year ended April 3, 1998, contained 53 weeks, while the fiscal year ended April 2, 1999, contained 52 weeks. The fourth quarter of fiscal 1998 contained 13 weeks, as compared to 12 weeks in the fourth quarter of both fiscal 1997 and 1999.

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

     Set forth below are certain key elements of the Company's business strategy:

          Standardized Operations. The Company has a consistent overall approach in providing child care services in its centers. Other than at certain employer-sponsored sites, all centers operate under the

     "Childtime Children's Centers" name in suburban communities or at-work locations which have similar demographic characteristics. Each center utilizes an independently developed, nationally recognized educational curriculum. All center facilities are well maintained, similarly equipped and utilize the closed classroom concept. The Company has two prototype designs to be used in its build-to-suit centers.

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

GROWTH STRATEGY

     The Company has a strategy to expand its business through a combination of acquisitions and the development of new build-to-suit centers. The following table sets forth the numbers of child care centers acquired or otherwise opened, as well as closed, during the periods indicated.

                                                                      FISCAL YEAR ENDED
                                                              ---------------------------------
                                                              APRIL 2,    APRIL 3,    MARCH 28,
                                                                1999        1998        1997
                                                              --------    --------    ---------
NUMBER OF CENTERS:
Beginning of period.........................................    242         211          174
  Additions during period:
     Acquisitions and other.................................     23          26           29
     New builds and new leases..............................      7           9            8
                                                                ---         ---          ---
  Total additions...........................................     30          35           37
  Closings during period....................................     (2)         (4)           0
                                                                ---         ---          ---
End of period...............................................    270         242          211
                                                                ===         ===          ===

     The Company expects to add 35 to 40 new centers in fiscal 2000 through both residential sites and at-work sites. In making its expansion decisions, the Company strives to add units in its existing markets in order to increase market concentration and to leverage administrative and advertising expenses. Entry into new markets is also considered, but only if these markets can eventually support a minimum of ten centers. The Company's decision whether to add a new center by acquisition or by opening a new location is based on which alternative best meets its needs and objectives.

     In choosing locations for new centers, the Company considers a number of factors, emphasizing suburban neighborhoods with growing populations of young families. Management looks for sites in proximity to newly developed or developing residential areas on heavily traveled local streets. The Company performs a detailed analysis of the demographics of the area surrounding the proposed site and focuses on several site selection criteria: an above-average concentration in the percentage of children under age six; a minimum population density of 25,000 people within a three-mile radius surrounding a proposed site; and an average household income in excess of $50,000. The Company also analyzes the percentage of the population consisting of college-educated, dual income families, as well as the average home value in the target area. The Company believes that parents in more affluent areas are more willing to pay a slight premium for higher quality child care services.

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

     The Company's acquisition activity is limited to child care centers in market areas showing strong growth potential and to sites which the Company believes can conform to its standard facility and educational format. Historically, the Company has targeted its acquisition activities on less profitable centers which meet its demographic criteria. The Company believes that it can continue to acquire centers on terms which compare favorably with the costs and risks of establishing new facilities. Management is continually reviewing possible acquisition candidates (including, from time to time, multi-unit child care operations consisting of more than ten centers), although there are no assurances that the Company will be able to continue acquiring acceptable centers. In addition, the Company has accelerated its development activities over the past few years. In an effort to standardize its build-to-suit centers, the Company has developed building prototypes which accommodate 120 to 180 children. Although the Company engages in an active new site selection process, there are no assurances that it will be able to continue to acquire and develop new sites in an economic manner.

EDUCATIONAL PROGRAMS

     The Company's educational programs stress the process of learning and discovery. Staffs are trained to support children in their active explorations and to help them to become self-confident, independent and inquisitive learners. The Company believes in fostering all aspects of a child's development: social, emotional, physical and intellectual. The two primary means of meeting this goal are the use in each center of a nationally recognized educational curriculum developed by independent educators and the center's ongoing dialogue with parents in providing a learning environment for their children which meets or exceeds their expectations as customers.

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

     The Company continues to focus its efforts to accredit many of its centers by the National Association for the Education of Young Children ("NAEYC") or the National Child Care Association ("NCCA"). The NAEYC and NCCA are national organizations which have established comprehensive criteria for providing quality child care. NAEYC and NCCA have developed and implemented a child care center accreditation process through which child care providers can receive formal, national recognition of their child care program. The Company believes that the review process leading toward accreditation assists the Company in its efforts to continually improve its programs and facilities. The Company shares NAEYC and NCCA's commitment to provide quality child care and, accordingly continues an aggressive accreditation program.

PRODUCTS AND SERVICES

     General. The Company's child care operations consist of an Eastern Region, a Central Region and a Western Region, each headed by a Regional Vice President. These three regions are further divided into 21 areas, each of which is managed by an area manager. Area managers are generally responsible for the operation and performance of nine to eighteen centers. Each individual center has a dedicated center director and a staff ranging from 15 to 30 persons. The centers operate year round, five days per week, generally opening at 6:30 a.m. and remaining open until 6:30 p.m. A child may be enrolled in any of a variety of program schedules, from a full-time, five-day-per-week plan to as little as two or three half-days a week. A child attending full-time typically spends approximately 9 hours a day, five days per week, at a center.

     The Company's current weekly tuition for full-day service typically ranges from $99 to $245, depending on the location of the center and the age of the child. Tuition is generally paid, in advance, on a weekly basis. In addition, parents currently pay an annual registration fee ranging from $25 to $80. The Company generally reviews its tuition rates at least once each year to determine whether rates at a particular center should be changed in light of that center's competitive environment and financial results.

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

     Area Supervision. An area manager hires the director of each of his or her centers and is supervised by one of the three Regional Vice Presidents. Area managers also work very closely with other corporate staff members, such as the Director of Real Estate, Vice President-Marketing or Vice President of Human Resources, on such issues as center acquisition and marketing, personnel actions and financial planning. Additional duties of area managers are to facilitate communications between center directors and the corporate officers, as well as among center directors, and to monitor cost control and revenue generation efforts and licensing compliance. Area managers typically spend 80% of their work time in the centers they supervise. The Company's area managers have all served as center directors with the Company or within other segments of the child care industry. Area managers receive a salary and bonus tied to the performance of the centers under their supervision.

     Training. The Company believes that the skills and expertise of the director and staff at each center are among the most significant factors for parents selecting center-based child care programs. In order to enhance the quality of the staff at each center, the Company provides both externally and internally developed training programs for its personnel. It has developed training materials and manuals for its staff on such subjects as interpersonal and business skills, basic financial concepts and marketing, and regularly conducts seminars for its area managers and directors. All management personnel (including area managers, center directors and assistant directors) participate in periodic training programs or meetings and must comply with applicable state and local licensing regulations. All center staff is required to participate in orientation and training sessions. In addition, the Company has developed and implements, on an ongoing basis, extensive training programs to prepare and enhance the skills of its caregivers to meet the Company's internal standards and applicable state licensing requirements.

     Safety. The Company is committed to the care and safety of the children enrolled in its centers. Each center has at least one staff member trained in first aid. Furthermore, all members of a center's staff are trained to be protective of the security of each child. Precautions are taken to ensure the safety and well being of all children, and children must be signed in or out of a center only by a parent or other guardian or by a person authorized by the parents or other guardian. The Company has received isolated allegations relating to child physical or sexual abuse by its employees. It is the Company's policy, and State law requires, that the Company and its staff report any allegation of abuse to the appropriate authorities for investigation.

Additionally, the Company's policy is to place any accused employee on paid administrative leave pending investigation of the alleged misconduct. Although the Company's procedures are designed to prevent incidents of child abuse, no assurances can be made that allegations of child abuse will not occur in the future.

     Management believes that pending cases of allegations of child physical or sexual abuse by its employees would be fully covered under the Company's insurance policy limits and would not materially affect the financial position, operations, or cash flow position of the Company. The Company maintains general liability insurance, as well as an umbrella policy, as described under "Insurance", covering these risks.

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

     Facilities. Most of the Company's centers are freestanding structures owned or leased by the Company. The Company utilizes two prototype designs which emphasize efficiency, lower maintenance costs and enhanced appearance. Depending on the size of the site, these prototype designs contain either 7,900 or 6,400 square feet in a one story, air-conditioned building. The interiors primarily consist of closed classrooms bordering an open area in the middle of the center. Such a design accommodates the desire to allow children the freedom to explore their environment as well as the staff's need to be able to monitor activities in the classroom. The Company's centers contain classrooms, recreational areas, a kitchen and bathroom facilities and are typically laid out to accommodate the grouping of children by age or development. Room materials are chosen for their educational value, quality and versatility. The infant/young toddler room features separate, sanitary diaper changing areas. Each facility has a playground designed to accommodate the full range of children attending the center, including an area specifically for infants and toddlers. The whole playground is fenced for security and organized to provide adequate supervision for every age group. Each center is equipped with a variety of audio-visual aids, educational supplies, games, toys and indoor and outdoor play equipment. In addition, most of the centers are equipped with personal computers and software which is specially designed for preschoolers. Virtually all of the centers are also equipped with Company-owned or leased vehicles for the transportation of children to and from elementary school and for field trips.

     Licensed capacity for the same size building varies from state to state because of different licensing requirements. A 6,400 square foot center is typically licensed for 120 to 140 children, and a 7,900 square foot center is typically licensed for 120 to 180 children. The aggregate licensed capacity of the Company's centers (including those under management contracts) at April 2, 1999 was 33,694 children (or an average of 125 children per center).

     At-Work Sites. In addition to operating residential child care centers, the Company also operated, at April 2, 1999, 48 child care centers in at-work locations, making it one of the largest providers of at-work child care services. Many of these centers, including those for Prudential Insurance Company, Schering Plough (a division of the Schering Corporation), Blue Cross Blue Shield of Mississippi and Henry Ford Hospital, are located on or near the premises of a specific employer and encompass varying degrees of involvement from the employer, such as ownership of the premises, minimum enrollment guarantees, the assumption of financial responsibility for the ongoing operations of the center, other management arrangements, or any combination of the above. Other at-work centers are located in office complexes or shopping centers. Historically, public agencies and hospitals have been the principal employers providing or otherwise arranging for child care services for their employees. A number of private sector employers have begun to offer this benefit, as they recognize that reduction of employee absenteeism due to a lack of reliable and available child care can significantly offset the cost to employers of offering such benefits. The Company expects to capitalize on this trend by actively pursuing contracts with employers, as well as acquiring centers that serve particular employers.

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

SEASONALITY

     Generally, the Company's accounting periods are organized into 13 four-week periods, with four four-week periods comprising the first fiscal quarter and three four-week periods comprising each of the second, third and fourth fiscal quarters. Consequently, the Company's quarterly revenues and gross profit results for the first quarter are favorably impacted by the additional four weeks included in such period. Periodically, due to the Company's closing the fiscal year on the Friday closest to March 31, the Company will have a five-week period in the thirteenth period of its fiscal year. Such was the case for the thirteenth period of the fiscal year ended April 3, 1998. Consequently, the 1998 fiscal year was comprised of four four-week periods in the first fiscal quarter, three four-week periods in each of the second and third fiscal quarters, and two four-week periods and a five-week period in the fourth fiscal quarter.

     In July and August of each year (the last month of the Company's first fiscal quarter and the first month of the Company's second fiscal quarter), the Company has historically experienced an enrollment decline. To offset this decline, the Company has successfully implemented and marketed a summer camp program with a new theme and focus each year. As a result of such programming and the timing of the quarters, average weekly revenues by quarter during fiscal 1999 and 1998 were very consistent and not adversely impacted by the normal summer enrollment decline. In addition, new enrollments are generally highest in September and January; accordingly, August and December are traditionally the best months to open new centers. However, with the exception of spring, the Company has demonstrated an ability to successfully open centers throughout the year because of enhanced pre-opening marketing efforts. Active enrollments are typically at their highest levels during the fourth quarter (which includes the months of January, February and March).

     The following table shows certain unaudited financial information for the Company for the interim periods indicated. Quarterly results may vary from year to year depending on the timing and amount of revenues and costs associated with new center development and acquisitions, as well as certain other costs.

                                                                  QUARTERLY DATA
                                                                    FISCAL 1999
                                      -----------------------------------------------------------------------
                                      12 WEEKS ENDED    12 WEEKS ENDED      12 WEEKS ENDED     16 WEEKS ENDED
                                      APRIL 2, 1999     JANUARY 8, 1999    OCTOBER 16, 1998    JULY 24, 1998
                                      --------------    ---------------    ----------------    --------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues............................     $28,088            $25,524            $25,323            $34,028
Gross profit........................     $ 4,401            $ 3,493            $ 3,383            $ 5,145
Net income..........................     $ 1,600            $   939            $   914            $ 1,643
Earnings per share -- Diluted.......     $  0.29            $  0.17            $  0.17            $  0.30

                                                                    FISCAL 1998
                                      -----------------------------------------------------------------------
                                      13 WEEKS ENDED    12 WEEKS ENDED      12 WEEKS ENDED     16 WEEKS ENDED
                                      APRIL 3, 1998     JANUARY 2, 1998    OCTOBER 10, 1997    JULY 18, 1997
                                      --------------    ---------------    ----------------    --------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues............................     $26,216            $21,545            $21,524            $28,543
Gross profit........................     $ 4,216            $ 2,836            $ 2,904            $ 4,440
Net income..........................     $ 1,545            $   687            $   745            $ 1,369
Earnings per share -- Diluted.......     $  0.28            $  0.13            $  0.14            $  0.25

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

PERSONNEL

     As of April 2, 1999, the Company employed approximately 5,000 persons (including part-time and substitute caregivers), of whom 40 are employed at corporate headquarters, 21 are area managers and the remainder are employed at the Company's child care centers or as local field support personnel. Center employees include center directors and assistant directors, regular full-time and part-time caregivers, substitute caregivers and aides, and other staff, including cooks and van drivers. All center directors and corporate supervisory personnel are salaried; all other employees are paid on an hourly basis. The Company does not have an agreement with any labor union and believes that its relations with its employees are good.

     The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages overtime compensation and working conditions. A portion of the Company's personnel (estimated to be less than 4% as a percentage of total payroll expense) are paid at the Federal minimum wage.

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

     For the fiscal year ended April 2, 1999, approximately 16% of the Company's revenues were generated from federal child care assistance programs, primarily the Child Care and Development Block Grant and At-Risk Programs. These programs are typically designed to assist low-income families with child care expenses and are administered through various state agencies. Although no federal license is required at this time, there are minimum standards which must be met to qualify for participation in certain federal programs. In addition, the Company participates in the Georgia Prekindergarten Program which provides services for eligible four-year-old children and their families. This resulted in approximately $1,322,000 of revenue during the fiscal year ended April 2, 1999. There is no assurance that funding for such federal and state programs will continue at current levels and a significant reduction in such funding may have an adverse impact on the Company.

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

INSURANCE

     The Company's insurance program currently includes the following types of policies: workers' compensation, commercial general and automobile liability, property, excess "umbrella" liability, and a medical payment program for accidents which provides secondary coverage for each child enrolled in a Company center. The policies provide for a variety of coverages and are subject to various limits and deductibles. The workers' compensation policy requires contributions to a self-insured deduction fund. For fiscal 1998 and 1999, the Company's policies for workers' compensation had a deductible of $250,000 per occurrence. The commercial general liability policy includes coverage for child physical and sexual abuse claims, with an annual limit of $1,000,000 per location (including all general liability claims except product liability claims), $1,000,000 per occurrence and $2,000,000 in the aggregate. The Company also has excess "umbrella" coverage, relating to general liabilities including child physical and sexual abuse claims, in the amount of $20,000,000 per year. Management believes that the Company's current insurance coverages are adequate to meet its needs.

ITEM 2. PROPERTIES

     The following table shows the locations of the Company's centers, including those operated under management contracts, as of April 2, 1999 (the numbers in the parentheses reflect the number of centers in that state):

Arizona (28)                              New Jersey (7)
California (26)                           New York (31)
Florida (15)                              Ohio (17)
Georgia (15)                              Oklahoma (11)
Illinois (6)                              Pennsylvania (1)
Maryland/DC (16)                          South Carolina (1)
Michigan (19)                             Texas (43)
Mississippi (1)                           Virginia (15)
Nevada (7)                                Washington (10)
                                          Wisconsin(1)

     As of April 2, 1999, the Company operated 270 centers, 210 of which were operated under lease or operating agreement, 53 of which were owned and 7 of which were operated under management contracts. The leases have terms ranging from one to 25 years, often with renewal options, with most leases having an initial term of five to 20 years. The leases typically require the Company to pay utilities, maintenance, insurance and property taxes and some provide for contingent rentals if the center's revenues exceed a specified base level.

     As of April 2, 1999, the Company had leases or operating agreements with initial terms (including renewal options) expiring as follows:

                                                              NUMBER OF
                                                              LEASES OR
                                                              OPERATING
                                                              AGREEMENTS
FISCAL YEAR                                                    EXPIRING
-----------                                                   ----------
2000-2001...................................................      41
2002-2003...................................................      21
2004-2007...................................................      51
2008 and later..............................................      97

     The Company also owns five undeveloped sites acquired prior to 1990. These properties do not currently fit within the Company's long-term growth strategy. Accordingly, these sites are carried on the Company's books at an estimated realizable value aggregating $512,450 and are held for sale.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is regularly quoted on the NASDAQ National Market System under the symbol CTIM. The following table sets forth, for the fiscal years ended April 2, 1999, and April 3, 1998, the high and low closing sale prices for the Company's Common Stock.

                                                                  COMMON STOCK
                                                                  SALES PRICES
                                                                ----------------
                                                                 HIGH      LOW
                                                                 ----      ---
Fiscal 1999:
  1st Quarter...............................................    $25.00    $16.00
  2nd Quarter...............................................    $21.25    $13.25
  3rd Quarter...............................................    $15.63    $12.88
  4th Quarter...............................................    $16.75    $12.25
Fiscal 1998:
  1st Quarter...............................................    $10.50    $ 8.75
  2nd Quarter...............................................    $13.00    $ 9.13
  3rd Quarter...............................................    $14.50    $ 9.50
  4th Quarter...............................................    $16.75    $14.06

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

     As of June 7, 1999, there were approximately 1,203 holders of the Company's Common Stock (including individual participants in security position listings).

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth, for the periods indicated, selected data from the Company's financial statements. This table and subsequent discussions should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Report.

         CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARIES

                                               APRIL 2,     APRIL 3,    MARCH 28,    MARCH 29,    MARCH 31,
                                                 1999         1998         1997         1996         1995
                                              (52 WEEKS)   (53 WEEKS)   (52 WEEKS)   (52 WEEKS)   (52 WEEKS)
                                              ----------   ----------   ----------   ----------   ----------
                                                    (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
SELECTED INCOME STATEMENT DATA:
Revenues....................................   $112,963     $97,828      $78,634      $65,623      $55,339
Cost of revenues............................     96,541      83,432       66,437       53,951       44,717
                                               --------     -------      -------      -------      -------
          Gross profit......................     16,422      14,396       12,197       11,672       10,622
Marketing expenses..........................      1,455       1,265        1,161        1,038          929
General and administrative expenses.........      6,853       6,193        5,393        5,139        5,072
Revaluation of land held for disposal.......         --          --           --          612           --
                                               --------     -------      -------      -------      -------
       Operating income.....................      8,114       6,938        5,643        4,884        4,621
Interest expense............................        312         287          160        1,800        2,135
Interest (income)...........................       (240)       (226)        (189)         (39)          --
Other (income), net.........................       (119)        (34)        (399)        (331)        (386)
                                               --------     -------      -------      -------      -------
       Income before income taxes and
          extraordinary item................      8,161       6,911        6,071        3,453        2,872
Income tax provision........................      3,065       2,565        1,751        1,326        1,092
                                               --------     -------      -------      -------      -------
Income before extraordinary item............      5,096       4,346        4,320        2,127        1,780
Extraordinary item, gain on extinguishment
  of debt, net of tax.......................         --          --           --          148           --
                                               --------     -------      -------      -------      -------
       Net income...........................   $  5,096     $ 4,346      $ 4,320      $ 2,275      $ 1,780
                                               ========     =======      =======      =======      =======
Earnings per share -- Basic.................   $   0.94     $  0.80      $  0.80      $  0.60      $  0.46
                                               ========     =======      =======      =======      =======
Earnings per share -- Diluted...............   $   0.93     $  0.80      $  0.80      $  0.60      $  0.46
                                               ========     =======      =======      =======      =======

SELECTED BALANCE SHEET DATA:
Total assets................................   $ 62,611     $58,118      $50,286      $44,688      $40,967
Total debt..................................   $  2,638     $ 3,062      $ 2,272      $ 1,236      $19,424
Total shareholder's equity..................   $ 46,407     $41,287      $35,489      $31,109      $ 9,529

SELECTED OPERATING DATA:
Number of centers (at end of period)........        270         242          211          174          148
Center capacity (at end of period)(1).......     32,832      28,911       24,280       19,922       16,836
Average utilization(1)......................       62.0%       62.5%        63.4%        66.5%        67.2%

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     During the past five fiscal years, the Company has increased the number of centers from 128, at the beginning of fiscal year 1995, to 270 at fiscal year end 1999. The Company has achieved this growth through a combination of acquisitions, prototype build-to-suit centers, and new leases. The Company has continued to increase the number of centers in both "at-work" and residential locations.

     Fiscal year 1999 growth consisted of 30 centers. The additions included 21 acquisitions, 2 management contracts, 2 new leases, and 5 build-to-suit leased centers. The Company also closed 2 centers.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from "Selected Consolidated Financial Data" expressed as a percentage of revenues and the percentage change in the dollar amounts of such items compared to the prior period:

                                                   PERCENTAGE OF REVENUE               PERCENTAGE INCREASE
                                                     FISCAL YEAR ENDED                      (DECREASE)
                                           --------------------------------------    ------------------------
                                            APRIL 2,      APRIL 3,     MARCH 28,     FY99 OVER     FY98 OVER
                                              1999          1998          1997          FY98          FY97
                                           (52 WEEKS)    (53 WEEKS)    (52 WEEKS)    (52 WEEKS)    (52 WEEKS)
                                           ----------    ----------    ----------    ----------    ----------
Revenues.................................    100.0%        100.0%        100.0%         15.5%         24.4%
Cost of revenues.........................     85.5%         85.3%         84.5%         15.7%         25.6%
                                             -----         -----         -----         -----         -----
  Gross profit...........................     14.5%         14.7%         15.5%         14.1%         18.0%
Marketing expenses.......................      1.3%          1.3%          1.5%         14.9%          9.0%
General and administrative expenses......      6.1%          6.3%          6.9%         10.7%         14.8%
                                             -----         -----         -----         -----         -----
  Operating income.......................      7.2%          7.1%          7.2%         17.0%         22.9%
Interest expense.........................      0.3%          0.3%          0.2%          9.0%         79.4%
Interest (income)........................     (0.2)%        (0.2)%        (0.2)%         6.3%         19.6%
Other (income), net......................     (0.1)%        (0.0)%        (0.5)%       258.3%        (91.5)%
                                             -----         -----         -----         -----         -----
  Income before income taxes.............      7.3%          7.1%          7.7%         18.1%         13.8%
Income tax provision.....................      2.7%          2.6%          2.2%         19.5%         46.5%
                                             -----         -----         -----         -----         -----
  Net income.............................      4.5%          4.4%          5.5%         17.3%          0.6%
                                             =====         =====         =====         =====         =====

     FISCAL 1999 COMPARED TO FISCAL 1998. Revenues increased to $113.0 million in fiscal 1999 (52 weeks), from $97.8 million in fiscal 1998 (53 weeks), a 15.5% increase. Of that increase, 14.7% came from centers added during fiscal 1999 and from the full year impact of centers opened in fiscal 1998. The remaining increase came from comparable center revenue growth (revenues from centers operating during all of fiscal 1999 and fiscal 1998), partially offset by centers closed in fiscal 1999. Comparable center revenue growth was 1.2%, or $1.2 million over last year's comparable center revenues. This growth in comparable center revenues resulted primarily from increases in tuition rates. The Company's fiscal 1998 revenues, however, benefited from an additional week of revenue ($2,068,000) as a result of the Company's policy to utilize a 52 -- 53 week fiscal year ending on the Friday closest to March 31.

     Gross profit increased to $16.4 million in fiscal 1999 from $14.4 million in fiscal 1998, an increase of 14.1%. As a percentage of revenues, gross profit decreased to 14.5% in fiscal 1999 from 14.7% in fiscal 1998. This decrease in margin was primarily due to the Company continuing to add new centers, which early in their operations will experience initial start up costs, operating losses and/or low margins. In addition, in fiscal 1998 the Company benefited from an additional week of gross profit as a result of the Company's policy to utilize a 52 -- 53 week fiscal year ending on the Friday closest to March 31.

     Marketing expenses increased to $1.5 million in fiscal 1999 from $1.3 million in fiscal 1998, a 14.9% increase. The increase was primarily due to the additional marketing expenses relating to the opening or acquisition of 30 new centers in fiscal 1999 as well as a full year of expense for the 35 new centers opened or acquired in fiscal 1998. As a percentage of revenues, however, marketing expenses remained constant at 1.3% for both fiscal 1999 and 1998, due primarily to operating leverage provided by higher revenues.

     General and administrative expenses increased to $6.9 million in fiscal 1999, from $6.2 million in 1998, a 10.7% increase. As a percentage of revenues, however, general and administrative expenses decreased to 6.1% in fiscal 1999 from 6.3% in fiscal 1998, due primarily to operating leverage provided by higher revenues.

     Interest expense remained constant at $0.3 million in fiscal 1999 and 1998. As a percentage of revenues, interest expense remained constant at 0.3% in fiscal 1999 and 1998.

     Other income increased to $0.1 million in fiscal 1999 from $0.03 million in fiscal 1998. This increase is due to the Company's early retirement of certain acquisition debt that resulted in a gain of approximately $82,000.

     The provision for income tax increased to $3.1 million (an effective rate of 37.6%) in fiscal 1999 from $2.6 million (an effective rate of 37.1%) in fiscal 1998.

     As a result of the foregoing changes, the Company's net income was $5.1 million, or 4.5% of revenues, in fiscal 1999 as compared to $4.3 million, or 4.4% of revenues, in fiscal 1998.

     FISCAL 1998 COMPARED TO FISCAL 1997. Revenues increased to $97.8 million in fiscal 1998 (53 weeks) from $78.6 million in fiscal 1997 (52 weeks), a 24.4% increase. Of that increase, 21.0% came from centers added during fiscal 1998 and from the full year impact of centers opened in fiscal 1997. The remaining 3.4% came from comparable center revenue growth (revenues from centers operating during all of fiscal 1998 and fiscal 1997). Comparable center revenue growth was 4.2%, or $3.0 million over last year's comparable center revenues. This growth in comparable center revenues resulted primarily from increases in tuition rates and to a lesser extent, increases in center utilization. In addition, the Company benefited from an additional week of revenue in fiscal 1998 as a result of the Company's policy to utilize a 52 -- 53 week fiscal year ending on the Friday closest to March 31.

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

     The provision for income tax increased to $2.6 million (an effective rate of 37.1%) in fiscal 1998 from $1.8 million (an effective rate of 28.8%) in fiscal 1997. The increase in the effective tax rate was principally due to the $600,000 tax credit (a 9.4% impact) realized in the third quarter of fiscal 1997 as a result of the settlement with the IRS regarding the deductibility of certain acquisition costs. See Note 6 of the Notes to the Consolidated Financial Statements included as part of Item 14 of this Report.

     As a result of the foregoing changes, the Company's net income was $4.3 million, or 4.4% of revenues, in fiscal 1998 as compared to $4.3 million, or 5.5% of revenues, in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements during fiscal 1999 and 1998 were new center expansion (through development of build-to-suit centers, new leases and acquisitions), maintenance of existing centers and the repayment of debt and related interest. The Company's primary cash requirements for fiscal 2000 will be its new center expansion program, maintenance of existing centers and the repayment of debt and related interest. The Company believes that operating cash flows, together with amounts available under a $5 million unsecured revolving line of credit facility will be sufficient to satisfy the Company's anticipated cash requirements on both a short-term and long-term basis. As a result of the Company's cash position and its three plus years history of funding growth internally, the Company has reduced the availability on its line of credit from $10,000,000 to $5,000,000 effective April 5, 1999. The line of credit bears annual interest at either the prime rate or an adjusted Eurodollar based rate, at the Company's option.

     The Company has obtained a waiver as of April 2, 1999 and has amended certain covenant calculations in the credit agreement between the Company and its lending institution. This was in response to a technical default at April 2, 1999. During fiscal year 1999, and at April 2, 1999, no borrowings were incurred under this credit agreement.

     Cash balances of $5.8 million and debt of $2.6 million at April 2, 1999, will allow the Company to continue to internally fund its growth. Net cash provided by operations was $6.6 million during fiscal 1999 and $8.4 million during fiscal 1998. During the fiscal 1999 period, the cash provided by operations, and additionally proceeds from the sale of assets ($1.1 million), were principally used to add 30 centers, make capital improvements to existing centers (aggregating $3.2 million), repay current installments due on acquisition debt ($1.1 million), retire certain acquisition debt ($0.9 million), upgrade information technology systems, and increase cash balances ($0.3 million). Expenditures related to information technology systems were part of management's five-year information system plan to accommodate the growth of the Company for the next five to ten years. In connection with this plan, the Company purchased and capitalized financial software upgrades and related hardware of approximately $144,000 during fiscal 1998, $163,000 during fiscal 1999, and has plans to spend approximately $75,000 -- $150,000 to complete this plan during the next 12 months. The Company incurred additional seller-financed notes payable of approximately $1,583,000 during fiscal 1999 relating to the acquisition of centers.

     Net accounts receivable increased to $3.1 million at April 2, 1999, from $2.5 million at April 3, 1998. This increase was principally due to increased participation in federal child care assistance programs and general growth in revenues. Reimbursable construction costs decreased to $0.2 million at April 2, 1999, from $0.9 million at April 3, 1998.

     The Company from time to time enters into contractual arrangements with general contractors for the construction of build-to-suit centers. The Company's Director of Real Estate Development and staff oversee the design and construction of the new build centers and pay the periodic contractual construction draws to the general contractor as well as other developmental costs incurred. The Company then periodically throughout the construction phase requests reimbursement for the construction draws and development costs from the property owner/landlord with which the Company has a contractual lease back arrangement. The Company has various legal remedies available pursuant to construction agreements to minimize the risk of non-reimbursement as well as holding a security interest in the building during the construction phase.

     Accrued wages and payroll taxes decreased to $2.8 million at April 2, 1999, from $3.5 million at April 3, 1998. This decrease was primarily due to having a two week accrual at April 2, 1999, as compared to a three week accrual at April 3, 1998, as a result of the Company's policy to utilize a 52 -- 53 week fiscal year ending on the Friday closest to March 31.

     During fiscal 1999, the Company opened or acquired 30 centers, consisting of 7 build-to-suit centers or new leases, with the balance coming from acquisitions. Typically, the cash required to open a build-to-suit center, consisting of capital expenditures for lease improvements and initial start-up costs, is approximately $110,000, with each center experiencing additional cash requirements of approximately $50,000 during its first six to nine months of operation. The costs for the Company's acquisitions vary considerably depending, in part, upon the profitability and maturity of the centers to be acquired, as well as their size and number. The Company has historically targeted an acquisition price ranging from $100,000 to $300,000 per center and provides for cash down payments generally ranging from 30% to 70% of the acquisition price. On occasion, the Company has been required to invest an additional $10,000 to $50,000 to bring certain acquired centers up to the Company's standards.

     During fiscal year 2000, the Company estimates opening or acquiring 35 to 40 centers. While the financial impact of acquired centers will vary with the economic impact and size of each transaction, the Company's build-to-suit cash requirements per center should not change substantially from prior years. The Company's estimated total cash requirements for center expansion and ongoing maintenance of existing centers should approximate $6.5 million in fiscal 2000. An acquisition of a larger multi-unit operator could increase these cash requirements.

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

     INFORMATION TECHNOLOGY SYSTEMS. The Company has purchased and completed implementation of its payroll, general ledger and accounts payable financial software during fiscal 1998 and fiscal 1999, which has been represented as Year 2000 compliant by the software vendors. The Company has also purchased a center information system, which has been certified as Year 2000 compliant from the software vendor. The center information system is currently in the implementation phase, with completion scheduled by the fall of 1999. Based on Year 2000 compliance representations received from the Company's software vendors and the successful testing of systems internally, management expects to be in full compliance with its internal financial systems before the Year 2000. However, if the center information system implementation is not completed on a timely basis, or other systems fail to be Year 2000 compliant, the Year 2000 Issue could have a material impact on the operations of the Company. Management will continue to monitor the progress of all systems and, if needed, will develop contingency plans. Each of the above described information technology systems were purchased pursuant to upgrades necessary to provide adequate financial reporting and control directly connected to the growth of the Company, rather than to address the Year 2000 Issue. Accordingly, no information systems costs have been associated with the Year 2000 Issue. However, see Liquidity and Capital Resources for costs associated with general upgrades.

     NON-INFORMATION AND INTERNAL EMBEDDED CHIP TECHNOLOGY. The Company has completed its assessment with regard to imbedded chip technology and the impact of the Year 2000 Issue on its major non-financial systems. Inquiries have been made to the providers of non-information embedded chip systems installed at various locations. Written and verbal confirmations have been received documenting that such systems are either Year 2000 compliant, or that the systems installed do not have any date driven technology. Management believes that even if the Company is unable to achieve Year 2000 compliance for its major non-financial systems, related Year 2000 Issues will not have a material impact on the operations of the Company. Accordingly, the Company does not have a contingency plan in place for its non-information and internal embedded chip technology risk.

     THIRD PARTY RISKS. The Company has identified and contacted its subsidy/funding providers, major vendors and financial service organizations to determine the extent to which the Company's operations and interface systems would be vulnerable to those third parties' failure to remedy their own Year 2000 Issues. The Company has received positive compliance status from approximately 80 percent of identified major third party risks. Responses from certain governmental agencies which administer tuition subsidy programs have been limited or unreturned. Based on informal conversations with agencies that have not responded, management believes the most likely worst case scenario would be a delay in funding payments. The Company currently estimates that up to 16% of its revenues are related to subsidy/funding providers. In the event all third party subsidy/funding providers fail to comply with Year 2000 requirements, the Company could experience cash flow delays that could have a material impact on its operations. Management believes that, while the Company could experience delays in collecting receivables from such third parties, the collectibility of such receivables would not be significantly adversely impacted. The Company has contingency plans in order to expedite resolution of any billing discrepancies that may result from Year 2000 issues, including maintaining all documentation related to agency contracts and authorizations, and the issuance of child care and billings. Additional contingency plans will be developed and implemented based on management's continued monitoring of agency communications. To the extent that the vendor responses to Year 2000 readiness were unsatisfactory, the Company intends to change vendors to those who have demonstrated Year 2000 readiness. There are no assurances, however, that the Company would be successful in finding such alternative vendors.

EFFECT ON INFLATION

     The Company does not believe that inflation has had a material effect on the results of its operations in the past three fiscal years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this Item are included in the Consolidated Financial Statements set forth on pages F-1 through F-15, attached hereto and found following the signature page of this Report.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to the executive officers of the Company.

                       NAME                            AGE                    POSITION
                       ----                            ---                    --------
Harold A. Lewis....................................    53     President and Chief Executive Officer
Michael M. Yeager..................................    40     Vice President, Chief Financial Officer
                                                              Secretary and Treasurer
Deborah D. Ludwig..................................    45     Vice President -- Eastern Region
Taylor V. Ward.....................................    45     Vice President -- Western Region
Cherie M. King.....................................    42     Vice President -- Central Region
William H. Van Huis................................    42     Vice President -- Marketing
Kathryn C. Peel....................................    49     Vice President -- Human Resources

     Six of the executive officers of the Company have held the positions with the Company set forth above since the Company's incorporation in November 1995. Kathryn C. Peel was appointed as an executive officer in August 1997. Cherie M. King was appointed as an executive officer in January 1999. In addition, each has served in the following positions:

     Harold A. Lewis has been the President and Chief Executive Officer and a director of Childtime Childcare, Inc. since August 1991. From 1990 to 1991, he was Chief Operating Officer International Operations of U.S. Travel Systems, Inc., a national, multi-unit travel company headquartered in Rockville, Maryland. From 1989 to 1990, Mr. Lewis was Chief Operating Officer of U.S. Travel Systems, Inc. Mr. Lewis' previous experience includes 14 years with The Dun & Bradstreet Corporation in New York, including as President of one of its subsidiaries, Thomas Cook Travel USA, a national multi-unit travel company. Mr. Lewis serves on the Dean's Executive Council at the Frank G. Zarb School of Business at Hofstra University. Mr. Lewis holds an MBA from New York University.

     Michael M. Yeager has served as Chief Financial Officer, Secretary and Treasurer of Childtime Childcare, Inc. since April 1991. From 1987 until he joined the Company, Mr. Yeager held various executive level positions, including Chief Financial Officer and Director of International Operations and Regional Controller, for Domino's Pizza Distribution Corporation, located in Ann Arbor, Michigan, a multi-unit food manufacturer and distributor. Mr. Yeager, a certified public accountant, has a BA from Albion College.

     Deborah D. Ludwig has been the Vice President-Eastern Region of Childtime Childcare, Inc. since June 1992 and served as Executive Vice President and General Manager of Childtime Childcare, Inc. from July 1990 to June 1992. Ms. Ludwig also served as a director of Childtime Childcare, Inc. from July 1990 until November 1995. She has a 25-year career in child care with the Company and its predecessor, GCC. Ms. Ludwig has an Associates Degree from Mott Community College in Early Childhood Development and a BA from the University of Michigan.

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

     Cherie M. King has been the Vice President-Central Region of Childtime Childcare, Inc. since January 1999. Ms. King served as an Area Manager for Childtime from August 1993 to her present promotion where she covered areas from Oklahoma to Texas and was instrumental in growing the two states from 12 centers to 54 centers. During her 22-year career in child care, she has also worked as a Director of several centers achieving NAEYC Accreditation, as a District Manager for Kids At Work where she developed and opened corporate child care centers, and as a District Manager for KinderCare Learning Centers in Arizona. Ms. King's educational background is in business and sociology, with a BA to be completed in the near future.

     William H. Van Huis has been the Vice President of Marketing of Childtime Childcare, Inc. since November 1990. In addition to supervising the marketing and advertising of the Company's centers, Mr. Van Huis is also responsible for developing employer-sponsored child care locations. From 1986 to 1990, Mr. Van Huis was National Marketing Manager for Ziebart International Corporation/TKD North America, an automotive aftermarket firm located in Troy, Michigan. He holds a BA from Michigan State University.

     Kathryn C. Peel has been the Vice President of Human Resources of Childtime Childcare, Inc. since April 1997. She joined Childtime in May 1993 as Director of Human Resources. From 1989 to 1993, Ms. Peel was Director of Corporate Human Resource Services for Mercy Health Services in Michigan. From 1984 to 1989 she was Assistant Administrator at Egleston Hospital for Children in Atlanta, Georgia. She has 20 years experience in human resources and communications. She holds a BS in Journalism from The George Washington University and an MS in Human Resources from Troy State University.

     Additional information required by this Item will be contained in the 1999 Proxy Statement of the Company under the caption, "Election of Directors," and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item will be contained in the 1999 Proxy Statement of the Company under the captions, "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Committees of the Board of Directors" and "Director Compensation," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item will be contained in the 1999 Proxy Statement of the Company under the captions, "Election of Directors" and "Principal Shareholders," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item will be contained in the 1999 Proxy Statement under the caption, "Certain Transactions," and is incorporated herein by reference.

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

          3. EXHIBITS

     The exhibits filed with this Report are listed on the "Exhibit Index" on page E-1.

     (b) REPORTS ON FORM 8-K

     No current Reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended April 2, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 10, 1999.

                                          CHILDTIME LEARNING CENTERS, INC.

Dated: June 10, 1999                      By: /s/ HAROLD A. LEWIS

                                            ------------------------------------
                                            Harold A. Lewis,
                                            President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on June 10, 1999.

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

               CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

     The following consolidated financial statements of Childtime Learning Centers, Inc. are referred to in Item 8:

                                                                  PAGES
                                                                  -----
Report of Independent Accountants...........................           F-2
Financial Statements:
  Consolidated Balance Sheet................................           F-3
  Consolidated Statement of Income..........................           F-4
  Consolidated Statement of Changes in Common Stock Purchase
     Warrant and Shareholders' Equity.......................           F-5
  Consolidated Statement of Cash Flows......................           F-6
  Notes to Consolidated Financial Statements................    F-7 - F-15
The following consolidated financial statement schedule of Childtime
  Learning Centers, Inc. is included herein:
  Schedule II - Valuation and qualifying accounts...........           S-1

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Childtime Learning Centers, Inc. and Subsidiaries:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, changes in common stock purchase warrant and shareholders' equity and cash flows present fairly, in all material respects, the financial position of Childtime Learning Centers, Inc. and Subsidiaries (the "Company") at April 2, 1999 and April 3, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 2, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
May 27, 1999

               CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                  APRIL 2,       APRIL 3,
                                                                    1999           1998
                                                                  --------       --------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  5,843,329    $ 5,541,122
  Accounts receivable, less allowance for doubtful accounts
    of $255,000 and
    $225,000, respectively..................................       3,126,072      2,485,811
  Reimbursable construction costs...........................         158,249        930,688
  Prepaid expenses and other................................       2,198,272      1,853,812
  Deferred income taxes.....................................       1,100,000        945,000
                                                                ------------    -----------
         Total current assets...............................      12,425,922     11,756,433
                                                                ------------    -----------
Land, buildings and equipment:
  Land......................................................       9,935,000     10,220,000
  Buildings.................................................      19,010,848     19,640,018
  Vehicles, furniture and equipment.........................      10,379,719      8,783,584
  Leasehold improvements....................................       6,766,398      5,674,308
                                                                ------------    -----------
                                                                  46,091,965     44,317,910
    Less accumulated depreciation and amortization..........     (10,718,523)    (9,359,509)
                                                                ------------    -----------
                                                                  35,373,442     34,958,401
  Land held for disposal....................................         512,450        512,450
                                                                ------------    -----------
                                                                  35,885,892     35,470,851
                                                                ------------    -----------
Other noncurrent assets:
  Intangible assets, net....................................      13,350,826     10,179,240
  Refundable deposits and other.............................         948,067        711,146
                                                                ------------    -----------
         Total assets.......................................    $ 62,610,707    $58,117,670
                                                                ============    ===========
LIABILITIES
Current liabilities:
  Current maturities of long-term debt......................    $    746,502    $   818,781
  Accounts payable..........................................       1,607,573      1,535,590
  Accrued wages and payroll taxes...........................       2,753,769      3,492,206
  Accrued vacation..........................................         971,804        913,835
  Other current liabilities.................................       3,647,344      3,108,890
                                                                ------------    -----------
         Total current liabilities..........................       9,726,992      9,869,302
Long-term debt..............................................       1,891,857      2,242,790
Deferred rent liability.....................................       1,178,617      1,400,000
Deferred income taxes.......................................       3,406,000      3,319,000
                                                                ------------    -----------
         Total liabilities..................................      16,203,466     16,831,092
                                                                ------------    -----------
Commitments and contingencies...............................              --             --
SHAREHOLDERS' EQUITY
Common stock, 10,000,000 shares authorized, no par value;
  5,431,655 and 5,429,322 issued and outstanding,
  respectively..............................................      30,836,180     30,811,877
Preferred stock, 1,000,000 shares authorized, no par value;
  no shares issued or outstanding...........................              --             --
Retained earnings...........................................      15,571,061     10,474,701
                                                                ------------    -----------
         Total shareholders' equity.........................      46,407,241     41,286,578
                                                                ------------    -----------
         Total liabilities and shareholders' equity.........    $ 62,610,707    $58,117,670
                                                                ============    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

               CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                    FISCAL YEARS ENDED
                                                        ------------------------------------------
                                                          APRIL 2,       APRIL 3,       MARCH 27,
                                                            1999           1998           1997
                                                          --------       --------       ---------
Revenues..............................................  $112,962,784    $97,827,659    $78,633,673
Cost of revenues......................................    96,541,248     83,431,931     66,436,784
                                                        ------------    -----------    -----------
     Gross profit.....................................    16,421,536     14,395,728     12,196,889
Marketing expenses....................................     1,454,358      1,265,356      1,161,049
General and administrative expenses...................     6,853,303      6,192,608      5,392,966
                                                        ------------    -----------    -----------
     Operating income.................................     8,113,875      6,937,764      5,642,874
Interest expense......................................       312,191        286,514        159,927
Interest income.......................................      (240,644)      (226,375)      (188,564)
Other income, net.....................................      (119,032)       (33,217)      (399,153)
                                                        ------------    -----------    -----------
     Income before income taxes.......................     8,161,360      6,910,842      6,070,664
Income tax provision..................................     3,065,000      2,565,000      1,751,000
                                                        ------------    -----------    -----------
     Net income.......................................  $  5,096,360    $ 4,345,842    $ 4,319,664
                                                        ============    ===========    ===========
Earnings per share:
  Basic...............................................  $       0.94    $      0.80    $      0.80
                                                        ============    ===========    ===========
  Diluted.............................................  $       0.93    $      0.80    $      0.80
                                                        ============    ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

               CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCK PURCHASE WARRANT
                            AND SHAREHOLDERS' EQUITY

                                                                    SHAREHOLDERS' EQUITY
                                           ----------------------------------------------------------------------
                              COMMON                                                    RETAINED
                               STOCK             COMMON STOCK                           EARNINGS
                             PURCHASE      ------------------------   SUBSCRIPTIONS   (ACCUMULATED
                              WARRANT       SHARES        AMOUNT       RECEIVABLE       DEFICIT)         TOTAL
                             --------       ------        ------      -------------   ------------       -----
Balances, March 29,
  1996....................  $ 1,440,000    5,227,811    $29,363,816     $(64,171)     $ 1,809,195     $31,108,840
Collection of
  subscriptions
  receivable..............           --           --             --       60,730               --          60,730
Net income................           --           --             --           --        4,319,664       4,319,664
                            -----------    ---------    -----------     --------      -----------     -----------
Balances, March 28,
  1997....................    1,440,000    5,227,811     29,363,816       (3,441)       6,128,859      35,489,234
Collection of
  subscriptions
  receivable..............           --           --             --        3,441               --           3,441
Exercise of purchase
  warrant.................   (1,440,000)     201,511      1,448,061           --               --       1,448,061
Net income................           --           --             --           --        4,345,842       4,345,842
                            -----------    ---------    -----------     --------      -----------     -----------
Balances, April 3, 1998...            0    5,429,322     30,811,877            0       10,474,701      41,286,578
Shares issued under stock
  plans...................                     2,333         24,303           --               --          24,303
Net income................           --           --             --           --        5,096,360       5,096,360
                            -----------    ---------    -----------     --------      -----------     -----------
Balances, April 2, 1999...  $         0    5,431,655    $30,836,180     $      0      $15,571,061     $46,407,241
                            ===========    =========    ===========     ========      ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

               CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     FISCAL YEARS ENDED
                                                          -----------------------------------------
                                                           APRIL 2,       APRIL 3,       MARCH 28,
                                                             1999           1998           1997
                                                           --------       --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................    $ 5,096,360    $ 4,345,842    $ 4,319,664
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization....................      2,861,480      2,393,689      1,853,311
     Deferred rent liability..........................        (96,383)       400,000        325,000
     Deferred income taxes............................        (68,000)      (220,000)    (1,087,000)
     (Gain) losses and provisions for losses on land,
       buildings, equipment, and intangible assets and
       land held for disposal.........................        (11,912)        (8,454)         8,048
     Changes in assets and liabilities providing
       (consuming) cash:
       Accounts receivable............................       (640,261)      (544,752)      (220,911)
       Prepaid expenses and other assets..............       (344,460)      (441,539)      (237,787)
       Accounts payable, accruals, and other current
          liabilities.................................       (195,031)     2,463,370        659,544
                                                          -----------    -----------    -----------
     Net cash provided by operating activities........      6,601,793      8,388,156      5,619,869
                                                          -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for land, buildings and equipment......     (3,244,799)    (2,464,472)    (1,968,524)
  Expenditures for reimbursable construction costs....     (4,663,361)    (4,174,674)    (2,764,817)
  Acquisition of intangible assets....................     (2,712,159)    (2,312,408)    (1,767,621)
  Proceeds from sales of land, buildings, equipment
     and intangible assets............................      1,103,263        118,717        173,076
  Payments for refundable deposits and other assets...       (236,921)      (120,674)      (108,215)
                                                          -----------    -----------    -----------
     Net cash used in investing activities............     (9,753,977)    (8,953,511)    (6,436,101)
                                                          -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt..........................     (2,005,712)      (897,231)      (583,098)
  Repayments of reimbursable construction costs.......      5,435,800      3,259,032      2,758,305
  Issuance of shares, net of subscriptions
     receivable.......................................         24,303         11,502         60,730
                                                          -----------    -----------    -----------
     Net cash provided by financing activities........      3,454,391      2,373,303      2,235,937
                                                          -----------    -----------    -----------
Net increase in cash and cash equivalents.............        302,207      1,807,948      1,419,705
Cash and cash equivalents, beginning of year..........      5,541,122      3,733,174      2,313,469
                                                          -----------    -----------    -----------
Cash and cash equivalents, end of year................    $ 5,843,329    $ 5,541,122    $ 3,733,174
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

               CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPLES OF CONSOLIDATION AND CORPORATE ORGANIZATION:

     The consolidated financial statements include the accounts of Childtime Learning Centers, Inc. and its wholly owned subsidiaries, (together referred to as the "Company"). All significant intercompany transactions have been eliminated. The Company began operations in 1967. Childtime Learning Centers, Inc. was incorporated on November 2, 1995 and completed its initial public offering on February 2, 1996. The Company provides for-profit child care through 270 child care centers located in 19 states and the District of Columbia as of April 2, 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     a. FISCAL YEAR: The Company utilizes a 52-53 week fiscal year (comprised of 13 four-week periods), ending on the Friday closest to March 31. The fiscal year ended April 3, 1998 contained 53 weeks, while fiscal years ended April 2, 1999, and March 28, 1997 contained 52 weeks.

     b. LAND, BUILDINGS AND EQUIPMENT: Land, buildings and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets (generally 40 years for buildings and between 3 and 15 years for vehicles, furniture and equipment). Leasehold improvements are recorded at cost and amortized on a straight-line basis over the lesser of the estimated useful life of the leasehold improvement or the life of the lease. Land held for disposal is carried at its estimated fair market value (which is less than its original cost). Gains and losses on sales and retirements are included in the determination of the results of operations. Maintenance and repair costs and preopening costs for new centers are charged to operating expense in the period incurred.

     c. DEFERRED FINANCING COSTS: Costs related to incurring debt are deferred and amortized over the life of the underlying indebtedness. Accumulated amortization at April 2, 1999 and April 3, 1998 was $20,606 and $17,134, respectively.

     d. INTANGIBLE ASSETS: Intangible assets represent principally the unamortized excess of the cost of acquiring Childtime (by the predecessor of Childtime Learning Centers, Inc.) and other acquisitions of existing child care facilities over the fair values of the companies' net tangible assets at the dates of acquisition. The intangible assets are being amortized using a straight-line method over various periods up to 20 years with such amortization expense included in cost of revenues. Accumulated amortization at April 2, 1999 and April 3, 1998 was $3,265,781 and $2,190,788, respectively.

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

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     i. RISK CONCENTRATION: Accounts receivable is the principal financial instrument which subjects the Company to concentration of credit risk. Concentration of credit risk is somewhat limited due to the Company's large number, diversity and dispersion of customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable.

     Revenues from federal child care assistance programs represent a significant portion of total revenues. For fiscal 1999, 1998 and 1997, federal assistance revenues were approximately $18,200,000 (16 percent), $13,200,000 (14 percent) and $8,800,000 (11 percent), respectively.

     In connection with certain build-to-suit centers to be leased, the Company enters into arrangements, whereby the Company accumulates costs during the construction process and is then reimbursed by the developer. The Company has various legal remedies available pursuant to the construction agreements to minimize the risk of nonreimbursement. For the years ended April 2, 1999, April 3, 1998 and March 28, 1997, the Company financed construction costs of $4,663,361, $4,174,674 and $2,764,817, respectively. Related repayments received under reimbursement agreements were $5,435,800, $3,259,032 and $2,758,305 for the years then ended.

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

     k. COMMON STOCK AND EARNINGS PER SHARE: All earnings per share amounts have been presented, and where necessary, restated to conform with the requirements of SFAS 128, "Earnings Per Share." The common stock purchase warrant (201,511 shares) is treated as a common stock equivalent prior to exercise in 1998 and, accordingly, has been included in common shares outstanding for all periods presented. A reconciliation of the denominators used in the basic and diluted EPS calculation follows:

                                                                  APRIL 2,     APRIL 3,     MARCH 28,
                                                                    1999         1998         1997
                                                                  --------     --------     ---------
    Denominator:
      Weighted average shares outstanding EPS, basic..........    5,429,785    5,429,322    5,429,322
      Incremental shares from assumed conversion of options...       48,292       21,063           --
                                                                  ---------    ---------    ---------
         Weighted average shares outstanding EPS, diluted.....    5,478,077    5,450,385    5,429,322
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

     n. ADVERTISING EXPENSES: Yellow pages advertising is paid in advance and recorded as a prepaid expense which is amortized over the one year publication period. Direct mailing costs are incurred at various times during the fiscal year and are expensed over the period in which revenues are generated and recognized

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
(generally measured in months and less than one year). All other marketing costs are treated as period expenses and, accordingly, are directly expensed in the period incurred.

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

     p. RECLASSIFICATIONS: Certain amounts for the fiscal years ended April 3, 1998 and March 28, 1997 have been reclassified to conform to the presentation adopted in fiscal 1999.

3. ACQUISITIONS:

     The Company completed 22 center acquisitions during fiscal 1999 from various independent child care providers for an aggregate of approximately $2,924,000 in cash and $1,582,000 in seller-financed debt. Approximately $1,451,000 of intangible assets were recorded as a result of the fiscal 1999 acquisitions. The Company completed 24 center acquisitions during fiscal 1998 from various independent child care providers for an aggregate of approximately $2,645,000 in cash and $1,687,000 in seller-financed debt. Approximately $4,332,000 of intangible assets were recorded as a result of the fiscal 1998 acquisitions. The results of operations of the acquired centers have been included in the consolidated results of the Company (accounted for under the purchase method) from their respective acquisition dates.

     The following unaudited pro forma information assumes that all fiscal 1999 and 1998 acquisitions occurred at the beginning of each of the fiscal years. Pro forma information is based upon certain assumptions and estimates, including interest expense on debt assumed (ranging from 7.75 percent to 9.0 percent); depreciation and amortization charges based on the new accounting basis for assets acquired; and the related income tax effect and do not necessarily represent results which would have occurred if the acquisitions had taken place as assumed above, nor are they necessarily indicative of future results.

                                             YEAR ENDED APRIL 2, 1999       YEAR ENDED APRIL 3, 1998
                                           ----------------------------    ---------------------------
                                            HISTORICAL      PRO FORMA      HISTORICAL      PRO FORMA
                                            ----------      ---------      ----------      ---------
                                                           (UNAUDITED)                    (UNAUDITED)
Revenue................................    $112,962,784    $118,394,394    $97,827,659    $113,920,834
Net income.............................       5,096,360       5,038,078      4,345,842       4,316,559
Earnings per share, diluted............    $       0.93    $       0.92    $      0.80    $       0.79

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

4. OTHER CURRENT ASSETS AND LIABILITIES:

     Other current assets and liabilities are composed of the following:

                                                                 APRIL 2,      APRIL 3,
                                                                   1999          1998
                                                                 --------      --------
Prepaid expenses and other current assets:
  Prepaid rent..............................................    $1,181,303    $  935,007
  Other.....................................................     1,016,969       918,805
                                                                ----------    ----------
                                                                $2,198,272    $1,853,812
                                                                ==========    ==========
Other current liabilities:
  Unearned revenue..........................................    $  746,921    $  736,791
  Accrued workers' compensation expense (net of $512,299 and
     $392,260 of advance deposits held by insurance company
     at April 2, 1999 and April 3, 1998, respectively)......       804,384       569,224
  Other.....................................................     2,096,039     1,802,875
                                                                ----------    ----------
                                                                $3,647,344    $3,108,890
                                                                ==========    ==========

5. FINANCING ARRANGEMENTS:

     Financing arrangements consist of the following:

                                                                 APRIL 2,      APRIL 3,
                                                                   1999          1998
                                                                 --------      --------
Note payable to a corporation, interest at prime (7.75
  percent at April 2, 1999 and 8.5 percent at April 3, 1998)
  plus 1 percent, quarterly principal payments of $34,000,
  plus interest, remaining balance payable October 2001.....    $  340,000    $  476,000
Note payable to a corporation, interest at 8 percent per
  year, quarterly principal payments of $16,752, plus
  interest, remaining principal balance payable January
  2004......................................................       318,287       385,295
Note payable to an individual, interest at prime (7.75
  percent at April 2, 1999 and 8.5 percent at April 3,
  1998), but not below 8.25 percent, quarterly principal
  payments of $11,437, plus interest, remaining principal
  balance payable July 2007.................................       377,407       423,153
Notes payable to various entities and individuals, interest
  at various fixed rates ranging from 7.75 to 9.0 percent
  and variable rates ranging from prime (7.75 percent at
  April 2, 1999 and 8.5 percent at April 3, 1998) to prime
  plus 1 percent, various payment terms with original
  maturities ranging from two to ten years..................     1,602,665     1,777,123
                                                                ----------    ----------
                                                                 2,638,359     3,061,571
  Less current maturities of long-term debt.................       746,502       818,781
                                                                ----------    ----------
                                                                $1,891,857    $2,242,790
                                                                ==========    ==========

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

5. FINANCING ARRANGEMENTS -- (CONTINUED)
     At April 2, 1999, aggregate principal payments due on the long-term debt over the next five years are as follows:

2000........................................................    $  746,502
2001........................................................       657,448
2002........................................................       547,009
2003........................................................       288,187
2004 and thereafter.........................................       399,213
                                                                ----------
                                                                $2,638,359
                                                                ==========

     At April 2, 1999, the Company's revolving line of credit is unsecured and provides for borrowings up to $10,000,000, with interest payable monthly at a variable rate, at the Company's option, based on either the prime rate (7.75 percent at April 2, 1999) or the Eurodollar rate. There were no outstanding borrowings under the line of credit at April 2, 1999 and April 3, 1998. The availability under the line of credit was reduced by outstanding letters of credit in the amount of $1,149,668 at April 2, 1999 and $1,249,573 at April 3, 1998. Under this agreement, the Company is required to maintain certain financial ratios and other financial conditions, the most restrictive of which requires the Company to maintain certain debt-to-equity ratios, a minimum fixed charge coverage and a minimum amount of tangible net worth. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets and transactions with affiliates.

     In connection with obtaining original acquisition financing in 1990, the Company issued a common stock purchase warrant to the former lender which entitled the former lender to purchase 201,511 shares of common stock. A fair value of $806,044 was originally ascribed to the common stock purchase warrant. Until January 5, 1996, the former lender had the right to "put" the common stock purchase warrant to the Company at a price equal to the fair value or book value of the common stock purchase warrant as defined in the Agreement. The Company also had the right to call the common stock purchase warrant under similar terms. During fiscal 1998, the former lender exercised its right to require the Company to convert the warrant to 201,511 common shares. In addition, the former lender has the right to require the Company to register these shares under the Securities Exchange Act of 1934.

6. INCOME TAXES:

     The income tax provision on income before income taxes and extraordinary item reflected in the consolidated statement of income consists of the following:

                                                            APRIL 2,      APRIL 3,      MARCH 28,
                                                              1999          1998          1997
                                                            --------      --------      ---------
CURRENT:
  Federal................................................  $2,726,000    $2,366,000    $ 2,395,000
  State and local........................................     407,000       419,000        443,000
                                                           ----------    ----------    -----------
                                                            3,133,000     2,785,000      2,838,000
                                                           ----------    ----------    -----------
DEFERRED:
  Federal................................................     (60,000)     (213,000)      (914,000)
  State and local........................................      (8,000)       (7,000)      (173,000)
                                                           ----------    ----------    -----------
                                                              (68,000)     (220,000)    (1,087,000)
                                                           ----------    ----------    -----------
                                                           $3,065,000    $2,565,000    $ 1,751,000
                                                           ==========    ==========    ===========

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

6. INCOME TAXES -- (CONTINUED)
     Differences between the income tax provision on income before income taxes reflected in the statement of income and that computed by applying the statutory federal income tax rate are attributable to the following:

                                                             APRIL 2,      APRIL 3,     MARCH 28,
                                                               1999          1998          1997
                                                             --------      --------     ---------
Income tax provision at the statutory federal rate........  $2,775,000    $2,350,000    $2,064,000
State and local taxes, net of federal tax benefit.........     263,000       272,000       178,000
Internal Revenue Service settlement.......................                                (600,000)
Other.....................................................      27,000       (57,000)      109,000
                                                            ----------    ----------    ----------
                                                            $3,065,000    $2,565,000    $1,751,000
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

     During fiscal 1997, legislation was enacted by Congress which clarified certain provisions of the Internal Revenue Code related to the deductibility of such expenses. As a result of the enacted legislation, the Company and the IRS reached an agreement which resulted in a settlement at an amount substantially below that originally claimed. Accordingly, the accompanying consolidated statement of income for the year ended March 28, 1997 includes a $600,000 credit in the income tax provision to reflect the settlement of this issue with the IRS.

     Temporary differences and carryforwards which give rise to deferred tax assets and (liabilities) are as follows:

                                                                    FISCAL YEARS
                                                      -----------------------------------------
                                                       APRIL 2,       APRIL 3,       MARCH 28,
                                                         1999           1998           1997
                                                       --------       --------       ---------
Deferred tax asset:
  Provision for estimated expenses..................  $ 1,100,000    $   945,000    $   904,000
Deferred tax liability:
  Basis and depreciation differences of property....  $(3,909,000)   $(3,859,000)   $(3,898,000)
  Straight-line rent................................      503,000        540,000        400,000
                                                      -----------    -----------    -----------
                                                       (3,406,000)    (3,319,000)    (3,498,000)
     Net deferred tax liability.....................  $(2,306,000)   $(2,374,000)   $(2,594,000)
                                                      ===========    ===========    ===========

7. LEASES:

     The Company leases certain land and buildings, primarily children's centers and vehicles, under noncancelable operating leases with original terms ranging from 1 to 25 years. Certain leases contain purchase and renewal options, impose restrictions upon making certain payments and incurring additional debt, and may provide for rental increases at specified intervals and contingent rents based upon a specified percentage of the gross revenues derived from operating a business at the lease facility. Rental expense for the years ended April 2, 1999, April 3, 1998 and March 28, 1997 was $14,529,077, $12,081,613 and
$9,062,000, respectively.

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

7. LEASES -- (CONTINUED)
These amounts included contingent rental expense of $365,466, $390,573 and $304,209 for the years ended April 2, 1999, April 3, 1998 and March 28, 1997, respectively.

     Future minimum rental commitments at April 2, 1999 for all noncancelable operating leases are as follows:

2000........................................................  $12,764,642
2001........................................................   12,146,557
2002........................................................   11,712,203
2003........................................................   11,265,292
2004........................................................   10,724,872
Thereafter..................................................   66,219,348

     The Company was party to a lease subsidy agreement with Gerber Products Company, which required semiannual payments of $200,000 to be made to the Company through March 31, 1997. The payments were contingent upon the Company meeting certain conditions as set forth in the subsidy agreement. These conditions were met and $400,000 has been reflected as other income in the accompanying consolidated statement of income for the fiscal year ended March 28, 1997.

8. EMPLOYEE BENEFIT PLAN:

     The Company has a 401(k) Savings and Retirement Plan (the "Plan") covering substantially all of its full-time employees. The Company matches 25 percent of employee contributions up to 4 percent of compensation. Employees may contribute up to 15 percent of compensation to the Plan. Amounts expensed for the years ended April 2, 1999, April 3, 1998 and March 28, 1997 were $100,481, $91,055 and
$71,795, respectively.

9. STOCK OPTIONS:

     In November 1995, the Company adopted the 1995 Stock Incentive Plan for Key Employees (the "Stock Option Plan"). The Stock Option Plan became effective, February 2, 1996, concurrent with the effectiveness of the registration statement relating to the Company's initial public offering of Common Stock. The aggregate number of shares which may be issued pursuant to the Stock Option Plan, is 300,000 shares. Options may be granted, or restricted stock awarded at the discretion of the Company's compensation committee from time to time at a range of 75 percent to 110 percent of the market value of the stock on the date on which such option is granted as defined in the Stock Option Plan. Each option granted under the plan shall expire in five to ten years from the date of grant, as defined in the Stock Option Plan. Restrictions on sale or transfer of stock awarded under the Stock Option Plan, if any, range from six months to five years. Vesting requirements are determined by the committee at the time of the grant, provided, however, no stock option may be exercisable prior to the expiration of six months from the date of grant, unless the Participant dies or becomes disabled prior thereto. All options granted during fiscal 1999 (50,000) and 1998 (109,000) were granted at the then market price and vest evenly over a three-year period.

     In addition, the Company adopted the Director Stock Option Plan, effective February 2, 1996, providing for annual grants of stock options to nonemployee directors to purchase common stock at fair value as of the date of such grant. The aggregate number of shares which may be issued pursuant to the Director Stock Option Plan, is 75,000 shares. Each option grant under the plan shall expire in five years from the date of grant. Options vest in full on the first anniversary of the date of grant. 15,000 options were granted under the plan during both fiscal 1999 and 1998.

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

9. STOCK OPTIONS -- (CONTINUED)
     The Company has adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," and continues to measure compensation cost using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had stock option compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                           APRIL 2,      APRIL 3,     MARCH 28,
                                                             1999          1998          1997
                                                          ----------    ----------    ----------
NET INCOME:
                                           As reported    $5,096,360    $4,345,842    $4,319,664
                                             Pro forma    $4,897,494    $4,150,803    $4,191,884
EARNINGS PER SHARE:
  Basic..................................  As reported         $0.94         $0.80         $0.80
                                             Pro forma         $0.90         $0.76         $0.77
  Diluted................................  As reported         $0.93         $0.80         $0.80
                                             Pro forma         $0.89         $0.76         $0.77
Weighted average fair value of options
  granted during the year................                      $6.00         $4.23           $--
                                                          ==========    ==========    ==========

     The fair value of the options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the "Black-Scholes" option-pricing model with the following weighted average assumptions for 1999 and 1998, respectively: no dividend yield; expected volatility of 37.2 percent and 50.3 percent; risk free interest rate of 5.6 percent and 6.5 percent; and expected holding period of 3.7 years and 3.8 years. There were no stock options granted during fiscal 1997.

     Presented below is a summary of the status of the stock options held by employees of the Company as of April 2, 1999, April 3, 1998 and March 28, 1997:

                                           YEAR ENDED           YEAR ENDED          YEAR ENDED
                                         APRIL 2, 1999        APRIL 3, 1998       MARCH 28, 1997
                                       ------------------   ------------------   -----------------
                                                 WEIGHTED             WEIGHTED            WEIGHTED
                                                 AVERAGE              AVERAGE             AVERAGE
                                                 EXERCISE             EXERCISE            EXERCISE
               OPTIONS                 SHARES     PRICE     SHARES     PRICE     SHARES    PRICE
               -------                 ------    --------   ------    --------   ------   --------
Options outstanding at beginning of
  period.............................  198,083    $10.04     79,250    $11.00    80,000    $11.00
Granted..............................   65,000     17.20    124,000      9.41        --        --
Exercised............................   (2,333)    10.42         --        --        --        --
Forfeited/expired....................   (9,483)    12.02     (5,167)     9.60      (750)    11.00
                                       -------    ------    -------    ------    ------    ------
Options outstanding at end of
  period.............................  251,267    $11.81    198,083    $10.04    79,250    $11.00
                                       =======    ======    =======    ======    ======    ======
Options exercisable..................  122,167    $10.51     57,169    $11.00        --    $   --
                                       =======    ======    =======    ======    ======    ======

     Of the 251,167 options outstanding at April 2, 1999, 189,167 were exercisable at per share prices ranging from $11 to $16.50, with a weighted average exercise price of $10.04 and a weighted average remaining contractual life of 2.6 years; 62,100 were exercisable at per share prices ranging from $16.87 to $18.28, with a weighted average exercise price of $17.21 and a weighted average remaining contractual life of 4.1 years.

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARY

10. CONTINGENCIES:

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

11. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                          APRIL 2,      APRIL 3,     MARCH 28,
                                                            1999          1998          1997
                                                          --------      --------     ---------
CASH PAYMENTS DURING THE YEAR FOR:
  Interest.............................................  $  315,892    $  289,429    $  164,469
  Income taxes.........................................  $3,118,506    $2,772,527    $2,633,380

     In connection with the acquisition of certain assets, the Company incurred debt of $1,582,500, $1,686,750 and $1,619,433 in 1999, 1998 and 1997,
respectively.

               CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                     ADDITIONS CHARGED TO
                                                BALANCE AT    ----------------------------------    BALANCE AT
                                                BEGINNING     COST AND     OTHER                       END
                 DESCRIPTION                    OF PERIOD     EXPENSES    ACCOUNTS    DEDUCTIONS    OF PERIOD
                 -----------                    ----------    --------    --------    ----------    ----------
                                                                        (IN THOUSANDS)
Fiscal year ended March 28, 1997, reserve for
  doubtful accounts and claims................     $125         $325         $0         $(265)         $185
                                                   ====         ====         ==         =====          ====
Fiscal year ended April 3, 1998, reserve for
  doubtful accounts and claims................     $185         $330         $0         $(290)         $225
                                                   ====         ====         ==         =====          ====
Fiscal year ended April 2, 1999, reserve for
  doubtful accounts and claims................     $225         $278         $0         $(248)         $255
                                                   ====         ====         ==         =====          ====

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER
-------
   3.1    --     Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.2 to the Registrant's Form S-1 Registration
                 Statement (Registration No. 33-99596), are incorporated
                 herein by reference.
   3.2    --     Restated Bylaws of the Registrant, filed as Exhibit 3.4 to the Registrant's Form S-1 Registration Statement
                 (Registration No. 33-99596), are incorporated herein by
                 reference.
   4.1    --     Common Stock Purchase Warrant between Security Pacific
                 Business Credit Inc. ("SPBC") and KD Acquisition Corp.,
                 filed as Exhibit 4.1 to the Registrant's Form S-1
                 Registration Statement (Registration No. 33-99596), is
                 incorporated herein by reference.
   4.2    --     Credit Agreement between Childtime Childcare, Inc.
                 ("Childtime") and NBD Bank dated as of February 1, 1996,
                 filed as Exhibit 4 to the Registrant's Form 10-Q for the
                 quarter ended January 5, 1996, is incorporated herein by
                 reference.
   4.3    --     Shareholders Agreement between the Company, Childcare
                 Associates, KD Partners II, GCC Partners, Ltd., Lenard B.
                 Tessler and James W. Geisz dated as of July 9, 1990,
                 together with amendments thereto dated January 4, 1993 and as of July 7, 1995, filed as Exhibit 4.3 to the Registrant's
                 Form S-1 Registration Statement (Registration No. 33-99596),
                 is incorporated herein by reference.
   4.4    --     First Amendment dated April 1, 1999, to Common Stock
                 Purchase Warrant between SPBC and Acquisition dated as of
                 December 28, 1995, filed as Exhibit 4.4 to the Registrant's
                 Form S-1 Registration Statement (Registration No. 33-99596),
                 is incorporated herein by reference.
   4.5    --     First Amendment to Credit Agreement between Childtime
                 Childcare, Inc. and NBD Bank dated as of February 1, 1996.
   9      --     Voting Agreement between Harold A. Lewis and George A.
                 Kellner dated January 8, 1996, filed as Exhibit 9 to the
                 Registrant's Form S-1 Registration Statement (Registration
                 No. 33-99596), is incorporated herein by reference.
  10.1    --     Director Stock Option Plan, filed as Exhibit 10.1 to the
                 Registrant's Form S-1 Registration Statement (Registration
                 No. 33-99596), is incorporated herein by reference.
  10.2    --     1995 Stock Incentive Plan for Key Employees, filed as
                 Exhibit 10.2 to the Registrant's Form S-1 Registration
                 Statement (Registration No. 33-99596), is incorporated
                 herein by reference.
  10.3    --     Employment Agreement between Childtime and Harold A. Lewis dated January 8, 1996, filed as Exhibit 10.8 to the
                 Registrant's Form S-1 Registration Statement (Registration
                 No. 33-99596), is incorporated herein by reference.
  21      --     List of Subsidiaries.
  23      --     Consent of PricewaterhouseCoopers, LLP, dated June 10, 1999.
  27      --     Financial Data Schedule.