Form 10-Q
period 1999-07-23
CHILDTIME LEARNING CENTERS INC
filed 1999-08-26
CIK 1003648

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

  (MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 23, 1999

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM                    TO
                                --------------------  ---------------------


                         COMMISSION FILE NUMBER: 0-27656

                        CHILDTIME LEARNING CENTERS, INC.
             (Exact Name Of Registrant As Specified In Its Charter)


             MICHIGAN                                    38-3261854
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


   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing required for the past 90 days. Yes[X] No [ ]

   The number of shares of Registrant's Common Stock, no par value per share, outstanding at August 16, 1999 was 5,431,655.

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

                                      Index

                                    FORM 10-Q

                  For the Quarterly Period Ended July 23, 1999

                                                                                                                    Page
                                                                                                                   Number
                                                                                                               ----------------
PART I.  FINANCIAL INFORMATION

  ITEM 1.  Consolidated Financial Statements

                      A. Consolidated Balance Sheet                                                                    3
                            July 23, 1999 and April 2, 1999

                      B. Consolidated Statement of Income                                                              4
                            Sixteen Weeks Ended July 23, 1999 and July 24, 1998


                      C. Consolidated Statement of Cash Flows                                                          5
                            Sixteen Weeks Ended July 23, 1999 and July 24, 1998

                      D. Notes to Consolidated Financial Statements                                                  6-7

  ITEM 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations               8-12


PART II. OTHER INFORMATION

  ITEM 6.       Exhibits, Reports on Form 8-K                                                                         13



SIGNATURES                                                                                                            13

                                     PART I
                              FINANCIAL INFORMATION
                                    FORM 10-Q

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                       JULY 23               APRIL 2,
                                                                                        1999                   1999
                                                                                     (UNAUDITED)
                                                                                 --------------------  -------------------
ASSETS
Current assets:
      Cash and cash equivalents                                               $           4,850,260   $          5,843,329
      Accounts receivable, net                                                            3,883,278              3,126,072
      Reimbursable construction costs                                                       885,248                158,249
      Prepaid expenses and other                                                          2,552,509              2,198,272
      Deferred income taxes                                                               1,124,000              1,100,000
                                                                              ---------------------   --------------------
           Total current assets                                                          13,295,295             12,425,922
                                                                              ---------------------   --------------------

Land, buildings and equipment:
      Land                                                                                9,930,239              9,935,000
      Buildings                                                                          19,021,890             19,010,848
      Vehicles, furniture and equipment                                                  10,754,635             10,379,719
      Leasehold improvements                                                              7,213,166              6,766,398
                                                                              ---------------------   --------------------
                                                                                         46,919,930             46,091,965

           Less accumulated depreciation and amortization                               (11,292,873)           (10,718,523)
                                                                              ---------------------   --------------------
                                                                                         35,627,057             35,373,442

      Land held for disposal                                                                512,450                512,450
                                                                              ---------------------   --------------------
                                                                                         36,139,507             35,885,892
                                                                              ---------------------   --------------------

Other noncurrent assets:
      Intangible assets, net                                                             13,852,680             13,350,826
      Refundable deposits and other                                                         968,660                948,067
                                                                              ---------------------   --------------------
           TOTAL ASSETS                                                       $          64,256,142   $         62,610,707
                                                                              =====================   ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term debt                                    $             891,393   $            746,502
      Accounts payable                                                                    1,665,943              1,607,573
      Accrued wages and payroll taxes                                                     2,447,318              2,753,769
      Accrued vacation                                                                      958,377                971,804
      Other current liabilities                                                           3,847,289              3,647,344
                                                                              ---------------------   --------------------
           Total current liabilities                                                      9,810,320              9,726,992

Long-term debt                                                                            1,795,709              1,891,857
Deferred rent liability                                                                   1,136,689              1,178,617
Deferred income taxes                                                                     3,426,000              3,406,000
                                                                              ---------------------   --------------------
           Total liabilities                                                             16,168,718             16,203,466
                                                                              ---------------------   --------------------

Commitments and contingencies                                                                    --                     --
                                                                              ---------------------   --------------------

Shareholders' equity:
      Common stock, 10,000,000 shares authorized, no par value; 5,431,655
        issued and outstanding at July 23, 1999 and April 2, 1999                        30,836,180             30,836,180
      Preferred stock, 1,000,000 shares authorized, no par value; no shares
        issued or outstanding                                                                    --                     --
      Retained earnings                                                                  17,251,244             15,571,061
                                                                              ---------------------   --------------------
           Total shareholders' equity                                                    48,087,424             46,407,241
                                                                              ---------------------   --------------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $          64,256,142   $         62,610,707
                                                                              =====================   ====================


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

                              FINANCIAL INFORMATION
                                    FORM 10-Q

         CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                                     QUARTER-TO-DATE
                                                                   SIXTEEN WEEKS ENDED
                                                   -------------------------------------------------------
                                                          JULY 23,                           JULY 24,
                                                           1999                               1998
                                                   ---------------------             ---------------------

Revenues                                           $          38,743,810             $          34,027,840
Cost of revenues                                              33,522,280                        28,882,534
                                                   ---------------------             ---------------------
             GROSS PROFIT                                      5,221,530                         5,145,306


Marketing expenses                                               512,662                           452,779
General and administrative expenses                            2,119,221                         2,106,782
                                                   ---------------------             ---------------------
             OPERATING INCOME                                  2,589,647                         2,585,745


Interest expense                                                  66,889                            89,667
Interest income                                                  (95,867)                          (94,745)
Other income, net                                                (74,558)                          (49,385)
                                                   ---------------------             ---------------------
             INCOME BEFORE INCOME TAXES                        2,693,183                         2,640,208


Income tax provision                                           1,013,000                           997,000
                                                   ---------------------             ---------------------


             NET INCOME                            $           1,680,183             $           1,643,208
                                                   =====================             =====================





Weighted average shares outstanding                            5,431,655                         5,429,473
                                                   =====================             =====================


Earnings per share - basic                         $                0.31             $                0.30
                                                   =====================             =====================


Earnings per share - diluted                       $                0.31             $                0.30
                                                   =====================             =====================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              FINANCIAL INFORMATION
                                    FORM 10-Q

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                            YEAR-TO-DATE
                                                                                         SIXTEEN WEEKS ENDED
                                                                         --------------------------------------------
                                                                                 JULY 23,                JULY 24,
                                                                                   1999                    1998
                                                                         ---------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                         $           1,680,183   $          1,643,208
      Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                                 966,180                821,945
         Deferred rent liability                                                       (41,928)                 6,728
         Deferred income taxes                                                          (4,000)                39,000
         Loss (gain) on land, buildings and equipment                                   57,147                  1,580
      Changes in assets and liabilities providing (consuming) cash:
             Accounts receivable                                                      (757,206)              (164,436)
             Prepaid expenses, refundable deposits and other assets                   (354,237)              (483,039)
             Accounts payable, accruals and other current liabilities                  (61,563)              (822,363)
                                                                         ---------------------   --------------------

      Net cash provided by operating activities                                      1,484,576              1,042,623
                                                                         ---------------------   --------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Expenditures for land, buildings and equipment                                  (873,006)              (808,329)
      Expenditures for reimbursable construction costs                                (726,999)              (739,508)
      Acquisition of intangible assets                                                (620,525)              (860,782)
      Proceeds from sales of land, buildings and equipment                              49,735                    659
      Payments for refundable deposits and other assets                                (20,593)                (8,787)
                                                                         ---------------------   --------------------

      Net cash used in investing activities                                         (2,191,388)            (2,416,747)
                                                                         ---------------------   --------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on long-term debt                                                      (286,257)              (389,772)
      Repayments of reimbursable construction costs                                         --                850,054
      Issuance of shares, net of subscriptions receivable                                   --                  3,663
                                                                         ---------------------   --------------------

      Net cash provided (used) by financing activities                                (286,257)               463,945
                                                                         ---------------------   --------------------


Net decrease in cash and cash equivalents                                             (993,069)              (910,179)


Cash and cash equivalents, beginning of year                                         5,843,329              5,541,122
                                                                         ---------------------   --------------------


Cash and cash equivalents, end of period                                 $           4,850,260   $          4,630,943
                                                                         =====================   ====================

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    FORM 10-Q




(1) GENERAL

         The consolidated financial statements of Childtime Learning Centers, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments necessary to fairly state the Company's financial condition, results of operations and its cash flows, for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's annual report for the fiscal year ended April 2, 1999.

(2) PRINCIPALS OF CONSOLIDATION

         The consolidated financial statements include the accounts of Childtime Learning Centers, Inc., and its wholly owned subsidiaries (together referred to as the "Company"). All significant intercompany transactions have been eliminated. The Company began operations in 1967. Childtime Learning Centers, Inc. was incorporated on November 2, 1995 and completed its initial public offering on February 2, 1996. The Company provides for-profit child care through 273 child care centers located in 22 states and the District of Columbia as of July 23, 1999.

(3) FISCAL YEAR

         The Company utilizes a 52-53 week fiscal year ending on the Friday closest to March 31. For fiscal years 1999 and 2000, the first quarter contained sixteen weeks, and the fiscal years contain 52 weeks.

(4) ACCOUNTS RECEIVABLE

         Accounts receivable is presented net of an allowance for doubtful accounts. At July 23, 1999 and April 2, 1999, the allowance for doubtful accounts was $265,000 and $255,000 respectively.

(5) REIMBURSABLE CONSTRUCTION COSTS

         In connection with certain build-to-suit centers to be leased, the Company enters into arrangements, whereby the Company accumulates costs during the construction process and is then reimbursed by the developer. The Company has various legal remedies available pursuant to the construction agreements to minimize the risk of nonreimbursement. For the quarter ended July 23, 1999 and the year ended April 2, 1999, the Company financed construction costs of

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    FORM 10-Q


(5) REIMBURSABLE CONSTRUCTION COSTS-CONTINUED

$726,999 and $4,663,361, respectively. Related repayments received under reimbursement agreements were $0, and $5,435,800 for the periods then ended.


(6) INCOME TAXES

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


(7) EARNINGS PER SHARE

         For the sixteen week periods ended July 23, 1999 and July 24, 1998, basic earnings per share has been calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share has been calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period and the assumed conversion of all potentially dilutive stock options (29,635 shares for the sixteen weeks ended July 23, 1999 and 47,763 shares for the sixteen weeks ended July 24, 1998).


(8) SUPPLEMENTAL CASH FLOW INFORMATION

         In connection with the acquisition of certain centers, the Company incurred seller-financed debt of $335,000 during the sixteen weeks ended July 23, 1999 and $438,000 during the sixteen weeks ended July 24, 1998.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                    Form 10-Q




GENERAL

         The information presented herein refers to the sixteen weeks ended July 23, 1999 ("first quarter 2000") and the sixteen weeks ended July 24, 1998 ("first quarter 1999").

         During the first quarter 2000, the Company added 10 centers and closed
7. The additions included 8 acquisitions, 1 new lease and 1 management contract. This compares to 9 centers (7 acquisitions and 2 new leases) added during the first quarter 1999. The center closings were pursuant to management's on-going plan to divest operations that no longer fall within the company's long term growth strategy. Accordingly, as of July 23, 1999, the Company operated 273 centers, as compared to 251 at July 24, 1998.

         The results of centers opened, acquired or disposed of are included in the Company's financial statements from the date of opening or acquisition and through the date of disposition, as applicable. The timing of such new openings, acquisitions or dispositions could influence comparisons of year over year results.

RESULTS OF OPERATIONS

         First quarter 2000 revenues increased to $38,744,000 from $34,028,000 for the first quarter 1999, a 13.9% increase. This increase was principally attributable to increased revenues from centers opened or acquired in fiscal 1999 ($3,791,000, or 11.1%) and centers opened or acquired in fiscal 2000 ($469,000, or 1.4%). The remaining increase for the first quarter 2000 was principally attributable to the growth in comparable centers and management contract revenue, partially offset by centers closed during fiscal 2000.

         Comparable center revenues (centers operating during all of year-to-date 2000 and year-to-date 1999) increased 3.1% ($1,053,000) for the first quarter 2000. The first quarter 2000 increase was principally the result of price increases.

         First quarter 2000 gross profit increased to $5,222,000 (13.5% of revenues) from $5,145,000 (15.1% of revenues) for the first quarter 1999, a 1.5% increase. The increase in gross profit was principally from centers opened or acquired in fiscal 1999 ($273,000) and growth in management contract revenue ($29,000). These increases were partially offset by gross operating losses of centers opened or acquired in fiscal 2000 ($92,000), losses as a result of closed centers which include approximately $90,000 in asset write-offs and comparable centers decrease ($61,000). Comparable centers decrease in gross profit is principally due to discretionary spending for maintenance and betterment projects for the upcoming fall enrollments, and to a lesser extent, higher utility expenses as a result of an unseasonably warm summer.

           Marketing expenses increased 13.2% to $513,000 for the first quarter 2000 from $453,000 for the first quarter 1999. This increase was primarily due to additional expenses associated with the promotion and marketing activities for 273 centers as of the end of the first

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                    Form 10-Q


RESULTS OF OPERATIONS - CONTINUED


quarter 2000, as compared to 251 centers at the end of the first quarter 1999. However, as a percentage of revenues, marketing expenses remained constant at 1.3% of revenues.

         General and administrative expenses increased 1.0% to $2,119,000 for the first quarter 2000 from $2,107,000 for the first quarter 1999. As a percentage of revenues, general and administrative expenses decreased to 5.5% for the first quarter 2000 from 6.2% for the first quarter 1999. The decrease is due primarily to the lack of certain accruals pursuant to the Company's management incentive plan resulting from profitability being below expectations. To a lesser extent, successful cost containment and operating leverage provided by higher revenues are also attributable to the decrease.

         As a result of the foregoing changes, operating income increased to $2,590,000 for the first quarter 2000 from $2,586,000 for the first quarter 1999. The operating income change of $4,000 represents an increase of 0.2% over the first quarter 1999.

         Interest expense decreased to $67,000 for the first quarter 2000 from $90,000 for the first quarter 1999. The decrease is primarily a result of early retirement of certain acquisition indebtedness, offset in part by new acquisition debt.

         Other income increased to $75,000 for the first quarter 2000 from $49,000 for the first quarter 1999, principally due to a gain associated with the early retirement of debt.

         The provision for income taxes increased to $1,013,000 (an effective tax rate of 37.6%) for the first quarter 2000 from $997,000 (an effective tax rate of 37.8) for the first quarter 1999.

         As a result of the foregoing changes, net income increased to $1,680,000, or 4.3% of revenues for the first quarter 2000, from $1,643,000, or 4.8% of revenues for the first quarter 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements currently consist of its new center expansion program and maintenance of existing centers. In addition and as previously announced, the Company has been authorized by its Board of Directors to repurchase up to 250,000 shares of the Company's common stock. The purchase may be made periodically in the open market or from private transactions at prices management deems appropriate. The Company believes that cash flow from operations, together with amounts available under a $5 million unsecured revolving line of credit facility, will be sufficient to satisfy the Company's anticipated cash requirements on both a long-term and short-term basis. The line of credit bears annual interest at either the prime rate or an adjusted Eurodollar based rate, at the Company's option. The Company has not utilized its unsecured revolving line of credit.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                    Form 10-Q


LIQUIDITY AND CAPITAL RESOURCES-CONTINUED

         Net cash provided by operations increased to $1,485,000 for year-to-date 2000, from $1,043,000 for year-to-date 1999. Year-to-date 2000 cash provided by operations and $993,000 of existing cash balances were principally used to add 10 centers, make capital improvements to existing centers, and upgrade information technology systems altogether aggregating $1,494,000. Other significant uses of cash included the funding of reimbursable construction costs related to certain new build centers ($727,000) and payments on long-term debt ($286,000).

         Expenditures related to information technology systems were part of management's five-year information system plan to accommodate the growth of the Company for the next five to ten years. In connection with this plan, the Company purchased and capitalized financial software upgrades and related hardware of approximately $144,000 during fiscal 1998, $163,000 during fiscal 1999, and has plans to spend approximately $75,000 - $150,000 to complete this plan during the next nine months. The Company has incurred additional seller-financed notes payable of approximately $335,000 during the year-to-date 2000, related to the acquisition of centers.

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

         The Company has evaluated its Year 2000 risks and compliance by identifying three major components: information technology systems, non-information technology systems, including internal embedded chip technology, and third party risks.

     INFORMATION TECHNOLOGY SYSTEMS. The Company has purchased and completed implementation of its payroll, general ledger and accounts payable financial software during fiscal 1998 and fiscal 1999, which has been represented as Year 2000 compliant by the software vendors. The Company has also purchased a center information system, which has been certified as Year 2000 compliant from the software vendor. The center information system is currently in the implementation phase, with completion scheduled by the fall of 1999. Based on Year 2000 compliance representations received from the Company's software vendors and the successful testing of systems internally, management expects to be Year 2000 compliant before the end of calendar 1999. However, if systems fail to be Year 2000 compliant, it could have a material impact on the operations of the Company. Management has developed contingency plans to address certain non compliance issues and will continue to monitor the progress of other systems and develop additional contingency plans as needed. Furthermore, the Company has reviewed the existing center information system and made changes necessary to comply with the Year 2000 requirements. Each of the above described information technology systems was purchased pursuant to upgrades necessary to provide adequate financial reporting and control directly

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                    Form 10-Q


IMPACT OF YEAR 2000 - CONTINUED


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

    THIRD PARTY RISKS. The Company has identified and contacted its subsidy/funding providers, major vendors and financial service organizations to determine the extent to which the Company's operations and interface systems would be vulnerable to those third parties' failure to remedy their Year 2000 Issues. The Company has received positive compliance status from approximately 80 percent of identified major third party risks. Responses from certain governmental agencies which administer tuition subsidy programs have been limited or unreturned. Based on informal conversations with these agencies, management believes that the most likely worst case scenario if such agencies are not Year 2000 compliant, would be a delay in funding payments. The Company currently estimates that up to 16% of its revenues are related to subsidy/funding providers. In the event all third party subsidy/funding providers fail to comply with Year 2000 requirements, the Company could experience cash flow delays that could have a material impact on its operations. Management believes that, while the Company could experience delays in collecting receivables from such third parties, the collectibility of such receivables would not be significantly impacted. The Company currently utilizes contingency plans in order to resolve of any billing discrepancies that may occur. These plans include storing all documentation related to agency contracts, maintaining child authorizations from the providing agency, tracking the daily use of child care, and monitoring all outstanding billings. In the event of a discrepancy resulting from Year 2000 issues, the Company feels this will prove to be an appropriate alternate. Additional contingency plans will be developed and implemented based on management's continued monitoring of agency communications. To the extent that the vendor responses to Year 2000 readiness were unsatisfactory, the Company intends to change vendors to those who have demonstrated Year 2000 readiness. There are no assurances, however, that the Company would be successful in finding such alternative vendors.

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Statements included herein that are not historical facts, such as those related to anticipated

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                    Form 10-Q


"SAFE HARBOR" STATEMENT - CONTINUED

cash requirements and compliance with Year 2000 issues, are forward-looking statements pursuant to the safe harbor provisions of the Private / Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, identification and availability of quality acquisition or new development targets, continuation of federal and state assistance programs, demand for child care, the ability of the Company and key suppliers and customers (including governmental agencies) to successfully comply with Year 2000 issues, taxing authority legislation, as well as general economic conditions, pricing and competition. Accordingly, actual results could differ materially from those projected in such forward-looking statements.

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




                                     CHILDTIME LEARNING CENTERS, INC.
                                     (REGISTRANT)








                                     /s/ Michael M. Yeager             8/26/99
                                     ----------------------------------
                                     Michael M. Yeager
                                     Chief Financial Officer and
                                       Secretary-Treasurer
                                     (Duly Authorized Officer and
                                       Principal Financial Officer)

                               INDEX TO EXHIBITS






EXHIBIT NO.                    DESCRIPTION
-----------                    -----------
  Ex-27                        Financial Data Schedule