Form 10-Q
period 1999-10-15
CHILDTIME LEARNING CENTERS INC
filed 1999-11-16
CIK 1003648

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

        (MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 15, 1999

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


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing required for the past 90 days. Yes[X] No [ ]

     The number of shares of Registrant's Common Stock, no par value per share, outstanding at November 8, 1999 was 5,181,655.

         CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARIES

                                      Index

                                    FORM 10-Q

                 For the Quarterly Period Ended October 15, 1999


                                                                                                                   Page
                                                                                                                  Number
                                                                                                                ----------
PART I.  FINANCIAL INFORMATION

    ITEM 1.     Consolidated Financial Statements

                      A. Consolidated Balance Sheet                                                                 3
                            October 15, 1999 and April 2, 1999

                      B. Consolidated Statement of Income                                                           4
                            Twelve Weeks Ended October 15, 1999 and October 16, 1998
                            Twenty-Eight Weeks Ended October 15, 1999 and October 16, 1998

                      C. Consolidated Statement of Cash Flows                                                       5
                            Twenty-Eight Weeks Ended October 15, 1999 and October 16, 1998

                      D. Notes to Consolidated Financial Statements                                                6-8

    ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations              9-14



PART II. OTHER INFORMATION

        ITEM 6.     Exhibits, Reports on Form 8-K, Signatures                                                       15


SIGNATURES                                                                                                          15

                                     PART I
                              FINANCIAL INFORMATION
                                    FORM 10-Q

         CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET



                                                                                            OCTOBER 15,            APRIL 2,
                                                                                                1999                 1999
                                                                                            (UNAUDITED)
                                                                                       ------------------    -----------------
ASSETS
Current Assets:
Cash and cash equivalents                                                              $        3,140,141    $       5,843,329
Accounts receivable, net                                                                        4,125,384            3,126,072
Reimbursable construction costs                                                                 1,807,700              158,249
Prepaid expenses and other                                                                      2,024,328            2,198,272
Deferred income taxes                                                                           1,362,000            1,100,000
                                                                                       ------------------    -----------------
     Total current assets                                                                      12,459,553           12,425,922
                                                                                       ------------------    -----------------

Land, buildings and equipment:
Land                                                                                            9,930,239            9,935,000
Buildings                                                                                      19,061,472           19,010,848
Vehicles, furniture and equipment                                                              11,312,787           10,379,719
Leasehold improvements                                                                          7,399,856            6,766,398
                                                                                       ------------------    -----------------
                                                                                               47,704,354           46,091,965

     Less accumulated depreciation and amortization                                           (11,631,994)         (10,718,523)
                                                                                       ------------------    -----------------
                                                                                               36,072,360           35,373,442

Land held for disposal                                                                             65,600              512,450
                                                                                       ------------------    -----------------
                                                                                               36,137,960           35,885,892
                                                                                       ------------------    -----------------

Other noncurrent assets:
Intangible assets, net                                                                         15,054,628           13,350,826
Refundable deposits and other                                                                     961,735              948,067
                                                                                       ------------------    -----------------
     TOTAL ASSETS                                                                      $       64,613,876    $      62,610,707
                                                                                       ==================    =================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt                                                   $          911,556    $         746,502
Accounts payable                                                                                1,578,341            1,607,573
Accrued wages and payroll taxes                                                                 2,836,479            2,753,769
Accrued vacation                                                                                  901,510              971,804
Other current liabilities                                                                       3,637,729            3,647,344
                                                                                       ------------------    -----------------
     Total current liabilities                                                                  9,865,615            9,726,992

Long-term debt                                                                                  2,472,883            1,891,857
Deferred rent liability                                                                         1,107,844            1,178,617
Deferred income taxes                                                                           3,577,000            3,406,000
                                                                                       ------------------    -----------------
     Total liabilities                                                                         17,023,342           16,203,466
                                                                                       ------------------    -----------------

Commitments and contingencies                                                                           0                    0
                                                                                       ------------------    -----------------
Shareholder's equity:
Common stock, 10,000,000 shares authorized, no par value; 5,316,955
  issued and outstanding at October 15, 1999 and 5,431,655 at April 2, 1999                    30,184,684           30,836,180
Preferred stock, 1,000,000 shares authorized, no par value; no shares
  issued or outstanding                                                                                 0                    0
Retained earnings                                                                              17,405,850           15,571,061
                                                                                       ------------------    -----------------
     Total shareholders' equity                                                                47,590,534           46,407,241
                                                                                       ------------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $       64,613,876    $      62,610,707
                                                                                       ==================    =================


The accompanying notes are an integral part of the consolidated financial statements.

                              FINANCIAL INFORMATION
                                    FORM 10-Q

         CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)



                                                                  QUARTER-TO-DATE                    YEAR-TO-DATE
                                                                TWELVE WEEKS ENDED              TWENTY-EIGHT WEEKS ENDED
                                                       --------------------------------     -------------------------------
                                                         OCTOBER 15,        OCTOBER 16,       OCTOBER 15,       OCTOBER 16,
                                                            1999                1998             1999              1998
                                                       -------------       ------------     -------------      ------------
Revenues                                               $  28,763,222       $ 25,323,358     $  67,507,032       $59,351,198
Cost of revenues                                          25,215,033         21,940,482        58,737,313        50,823,016
                                                       -------------       ------------     -------------       -----------
          GROSS PROFIT                                     3,548,189          3,382,876         8,769,719         8,528,182


Marketing expenses                                           385,846            347,697           898,508           800,476
General and administrative expenses                        1,615,702          1,565,179         3,734,923         3,671,961
                                                       -------------       ------------     -------------       -----------
          OPERATING INCOME                                 1,546,641          1,470,000         4,136,288         4,055,745


Interest expense                                              59,349             72,280           126,238           161,947
Interest income                                              (54,027)           (62,393)         (149,894)         (157,138)
Other income, net                                            (11,060)            (6,867)          (85,618)          (56,252)
                                                       -------------       ------------     -------------       -----------
          INCOME BEFORE INCOME TAXES                       1,552,379          1,466,980         4,245,562         4,107,188


Income tax provision                                         578,000            553,000         1,591,000         1,550,000
                                                       -------------       ------------     -------------       -----------


          NET INCOME                                   $     974,379       $    913,980     $   2,654,562      $  2,557,188
                                                       =============       ============     =============      ============





Weighted average shares outstanding                        5,411,680          5,429,655         5,423,094         5,429,551
                                                       =============       ============     =============      ============

Earnings per share - basic and diluted                 $        0.18       $       0.17     $        0.49      $       0.47
                                                       =============       ============     =============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                              FINANCIAL INFORMATION
                                    FORM 10-Q

         CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                      YEAR-TO-DATE
                                                                                                TWENTY-EIGHT WEEKS ENDED
                                                                                      -----------------------------------------
                                                                                          OCTOBER 15,            OCTOBER 16,
                                                                                             1999                  1998
                                                                                      -----------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                       $      2,654,562     $         2,557,188
     Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation and amortization                                                     1,716,157               1,469,629
           Deferred rent liability                                                             (70,773)                 11,798
           Deferred income taxes                                                               (91,000)               (135,000)
           Loss (gain) on land, buildings and equipment                                         (5,059)                  8,744
     Changes in assets and liabilities providing (consuming) cash:
           Accounts receivable                                                                (999,312)               (678,689)
           Prepaid expenses, refundable deposits and other assets                              173,944                (129,167)
           Accounts payable, accruals and other current liabilities                            (26,430)               (530,141)
                                                                                      ----------------     -------------------
     Net cash provided by operating activities                                               3,352,089               2,574,362
                                                                                      ----------------     -------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for land, buildings and equipment                                         (1,791,712)             (1,440,501)
     Expenditures for reimbursable construction costs                                       (1,649,451)             (1,902,446)
     Acquisition of intangible assets                                                       (1,038,962)             (2,139,162)
     Proceeds from sales of land, buildings and equipment                                      577,123                   2,429
     Payments for refundable deposits and other assets                                         (13,668)                (21,008)
                                                                                      ----------------     -------------------
     Net cash used in investing activities                                                  (3,916,670)             (5,500,688)
                                                                                      ----------------     -------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt                                                               (667,338)               (628,604)
     Repayments of reimbursable construction costs                                                   0               2,422,757
     Repurchase of common stock                                                             (1,471,269)                      0
     Issuance of shares, net of subscriptions receivable                                             0                   3,663
                                                                                      ----------------     -------------------
     Net cash provided (used) by financing activities                                       (2,138,607)              1,797,816
                                                                                      ----------------     -------------------


Net decrease in cash and cash equivalents                                                   (2,703,188)             (1,128,510)


Cash and cash equivalents, beginning of year                                                 5,843,329               5,541,122
                                                                                      ----------------     -------------------
Cash and cash equivalents, end of period                                              $      3,140,141     $         4,412,612
                                                                                      ================     ===================




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

(2) PRINCIPALS OF CONSOLIDATION

     The consolidated financial statements include the accounts of Childtime Learning Centers, Inc., and its wholly owned subsidiaries (together referred to as the "Company"). All significant intercompany transactions have been eliminated. The Company which began operations in 1967, completed its initial public offering on February 2, 1996. The Company provides for-profit child care through 274 child care centers located in 22 states and the District of Columbia as of October 15, 1999.

(3) FISCAL YEAR

     The Company utilizes a 52-53 week fiscal year ending on the Friday closest to March 31. For fiscal years 1999 and 2000, the year-to-date period contained twenty-eight weeks while the second quarter contained twelve weeks. Both fiscal years contain 52 weeks.

(4) ACCOUNTS RECEIVABLE

     Accounts receivable is presented net of an allowance for doubtful accounts. At October 15, 1999 and April 2, 1999, the allowance for doubtful accounts was $275,000 and $255,000, respectively.

(5) REIMBURSABLE CONSTRUCTION COSTS

     In connection with certain build-to-suit centers to be leased, the Company enters into arrangements, whereby the Company accumulates costs during the construction process and is then reimbursed by the developer. The Company has various legal remedies available pursuant to the construction agreements to minimize the risk of nonreimbursement. For the twenty-eight weeks ended October 15, 1999 and the year ended April 2, 1999, the Company financed

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    FORM 10-Q



(5) REIMBURSABLE CONSTRUCTION COSTS-CONTINUED

construction costs of $1,807,700 and $4,663,361, respectively. There were no related repayments received during the twenty-eight weeks ended October 15, 1999 and $5,435,800 of repayments during the fiscal year ended April 2, 1999.

(6) LAND HELD FOR SALE

     Land held for disposal is carried at its estimated fair market value (which is less than its original cost). Gains and losses on sales and retirements are included in the determination of the results of operations. During the twenty-eight weeks ended October 15, 1999, the company sold, at their approximate carrying value, all but one remaining parcel of land.

(7) INCOME TAXES

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

(8) COMMON STOCK

     In June, 1999 the Company's board of directors authorized the repurchase of up to 250,000 shares of the Company's common stock. As of October 15, 1999, the company had repurchased 114,700 shares for a total cost of $1,471,269. The Company's repurchase of shares is recorded as a charge against common stock in an amount equal to the average paid in capital per share, multiplied by the number of shares repurchased. The excess, if any, is charged against retained earnings. As of October 15, 1999, $819,773 was charged against retained earnings.

(9) EARNINGS PER SHARE

     For the twelve week periods ended October 15, 1999 and October 16, 1998, basic earnings per share has been calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    FORM 10-Q



(9) EARNINGS PER SHARE - CONTINUTED

share has been calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period and the assumed conversion of all potentially dilutive stock options (27,507 shares for the twelve weeks ended October 15, 1999; 28,819 shares for the twenty-eight week period ended October 15, 1999; 54,682 shares for the twelve week period ended October 16, 1998; and 58,423 shares for the twenty eight week period ended October 16, 1998).


(10) SUPPLEMENTAL CASH FLOW INFORMATION

     In connection with the acquisition of certain centers, the Company incurred seller-financed debt of $1,413,000 during the twelve weeks ended October 15, 1999 and $963,000 during the twelve weeks ended October 16, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    FORM 10-Q



GENERAL

     The information presented herein refers to the twelve weeks ("second quarter 2000") and the twenty-eight weeks ("year-to-date 2000") ended October 15, 1999, compared to the twelve weeks ("second quarter 1999") and the twenty-eight weeks ("year-to-date 1999") ended October 16, 1998.

     During the second quarter 2000, the Company added 6 centers and closed 5. The additions included 4 acquisitions and 2 new builds as compared to acquiring 6 centers, opening 1, and closing 1 during the second quarter 1999. During year-to-date 2000, the Company has added 16 centers and closed 12. The additions included 12 acquisitions, 3 openings, and 1 management contract. This compares to the acquisition of 13 centers, opening of 3 centers and closing 1 center during year-to-date 1999. The center closings were pursuant to management's on-going plan to divest of operations that no longer fall within the company's long-term growth strategy. Accordingly, as of October 15, 1999, the Company operated 274 centers, as compared to 257 at October 16, 1998.

     The results of centers opened, acquired, or disposed of are included in the Company's financial statements from the date of opening or acquisition and through the date of disposition, as applicable. The timing of such new openings, acquisitions or dispositions could influence comparisons of year over year results.

RESULTS OF OPERATIONS

     Second quarter 2000 revenues increased to $28,763,000 from $25,323,000 for the second quarter 1999, a 13.6% increase. This increase was principally attributable to increased revenues from centers opened or acquired in fiscal 1999 ($2,270,000, or 9.0%) and centers opened or acquired in fiscal 2000 ($1,148,000, or 4.5%). Year-to-date 2000 revenues increased to $67,507,000 from year-to-date 1999 revenues of $59,351,000. This increase was principally attributable to increased revenues from centers opened or acquired in fiscal 1999 ($6,061,000, or 10.2%) and centers opened or acquired in fiscal 2000 ($1,576,000, or 2.7%). The remaining increase for both the second quarter and year-to-date 2000 was principally attributable to the growth in comparable centers and management contract revenue, partially offset by centers closed during fiscal 2000.

     Comparable center revenues (centers operating during all of year-to-date 2000 and year-to-date 1999) increased 2.8% ($709,000) for the second quarter 2000. Year-to-date comparable center revenues increased 3.0% (1,771,000). The second quarter and year-to-date 2000 increases were principally the result of higher tuition rates, partially offset by the Company's mixed results for fall enrollments.

     Second quarter 2000 gross profit increased to $3,548,000 (12.3% of revenues) from

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    FORM 10-Q



RESULTS OF OPERATIONS - CONTINUED
$3,383,000 (13.4% of revenues) for the second quarter 1999, a 4.9% increase. The increase in gross profit was principally from centers opened or acquired in fiscal 1999 ($172,000), comparable center growth ($118,000), and to a lesser extent, growth in management contract revenue and the impact of closed centers. These increases were partially offset by gross operating losses of centers opened or acquired in fiscal 2000 ($170,000). Year-to-date 2000 gross profit increased to $8,770,000 (13.0% of revenues) from $8,528,000 (14.4% of revenues), a 2.8% increase. The year-to-date 2000 increase in gross profit was principally from centers opened or acquired in fiscal 1999 ($446,000), comparable center growth, and to a lesser extent, management contract revenues. Gross operating losses from centers acquired in fiscal 2000 ($277,000) and closed centers partially offset these increases.

     Comparable center gross profit (centers operating during all of year-to-date 2000 and year-to-date 1999) increased 3.5% ($118,000) for the second quarter 2000. This increase was principally due to increases in tuition rates, partially offset by the Company's mixed results for fall enrollments. Year-to-date 2000 comparable center revenues increased 1.0% ($85,000). This increase is a result of higher tuition rates partially offset by first quarter discretionary spending for maintenance and betterment projects, and to a lesser extent, higher utility expenses as a result of an unseasonably warm summer.

     Marketing expenses increased 11.0% to $386,000 for the second quarter 2000 from $348,000 for the second quarter 1999. Year-to-date 2000 marketing expenses increased 12.2% to $899,000 from $800,000. These increases were primarily due to the additional expenses associated with the promotion and marketing activities for 274 centers as of the end of the second quarter 2000, as compared to 257 centers at the end of the second quarter 1999. However, due to operating leverage provided by higher revenues, marketing expenses as a percentage of revenues, for both year-to-date and the second quarter decreased to 1.3% from 1.4% for last year.

     General and administrative expenses increased 3.2% to $1,616,000 for the second quarter 2000 from $1,565,000 for the second quarter 1999. Year-to-date 2000 general and administrative expenses increased 1.7% to $3,735,000 from $3,672,000. However, as a percentage of revenues, general and administrative expenses decreased to 5.6% for the second quarter 2000 from 6.2% for the second quarter 1999. Year-to-date 2000 general and administrative expenses decreased to 5.5% from 6.2% for year-to-date 1999. These decreases are primarily due to a reduction of certain accruals pursuant to the Company's management incentive plan resulting from profitability being below expectations. To a lesser extent, successful cost containment and operating leverage provided by higher revenues are also attributable to the decrease.

     As a result of the foregoing changes, operating income increased to $1,547,000 for the second quarter 2000 from $1,470,000 for the second quarter 1999. The operating income change of $77,000 represents an increase of 5.2% over the second quarter 1999. Year-to-date 2000

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    FORM 10-Q

RESULTS OF OPERATIONS - CONTINUED
operating income increased 2.0% to $4,136,000 from $4,056,000.

     Interest expense decreased to $59,000 for the second quarter 2000 from $72,000 for the second quarter 1999. Year-to-date 2000 interest expense decreased to $126,000 from $162,000 for year-to-date 1999. The decrease is primarily a result of early retirement of certain acquisition indebtedness, offset in part by new acquisition debt.

     Year-to-date 2000 other income increased to $86,000 from $56,000. This increase was principally due to a gain realized on retirement of certain acquisition indebtedness.

     The provision for income taxes increased to $578,000 (an effective tax rate of 37.2%) for the second quarter 2000 from $553,000 (an effective tax rate of 37.7%) for the second quarter 1999. Year-to-date provision for income taxes increased to $1,591,000 (an effective tax rate of 37.5%) from $1,550,000 (an effective tax rate of 37.7%).

     As a result of the foregoing changes, net income increased to $974,000, or 3.4% of revenues for the second quarter 2000, from $914,000, or 3.6% of revenues for the second quarter 1999. Year-to-date 2000 net income increased to $2,655,000, or 3.9% of revenues, from $2,557,000, or 4.3% of revenues.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements currently consist of its new center expansion program and maintenance of existing centers. In addition and as previously announced, the Company has been authorized by its Board of Directors to repurchase up to 250,000 shares of the Company's common stock. As of the quarter ended October 15, 1999 the Company had repurchased 114,700 shares for a total cost of $1,471,000. By October 26, 1999, the Company purchased the balance of the 250,000 shares authorized by the board of directors for an additional $1,708,000.

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

     Net cash provided by operations increased to $3,352,000 for year-to-date 2000, from $2,574,000 for year-to-date 1999. Year-to-date net cash provided by operations of $3,352,000, $2,703,000 of existing cash balances and $577,000 of proceeds on sale of assets, primarily from the sale of land held for disposal, were principally used for investment in capital expenditures totaling $2,831,000 (to add 16 centers, make capital improvements to existing centers, and upgrade information technology systems), the funding of reimbursable construction costs related to certain new build centers ($1,649,000), the repurchase of 114,700 shares of treasury stock ($1,471,000) and payments on long-term debt ($677,000).


     Expenditures related to information technology systems were part of management's five-year information system plan to

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    FORM 10-Q




LIQUIDITY AND CAPITAL RESOURCES - CONTINUED accommodate the growth of the Company for the next five to ten years. In connection with this plan, the Company purchased and capitalized financial software upgrades and related hardware of approximately $144,000 during fiscal 1998, $163,000 during fiscal 1999, $125,000 during year-to-date 2000, and has plans to spend approximately $50,000 -$75,000 to complete this plan during the next nine months. The Company has incurred additional seller-financed notes payable of approximately $1,413,000 during the year-to-date 2000, related to the acquisition of centers.

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

     INFORMATION TECHNOLOGY SYSTEMS. The Company has purchased and completed implementation of its payroll, general ledger and accounts payable financial software during fiscal 1998 and fiscal 1999, which has been represented as Year 2000 compliant by the software vendors. The Company has also purchased a center information system, which has been certified as Year 2000 compliant from the software vendor. The center information system is currently in the implementation phase, with completion scheduled by the fall of 2000. Based on Year 2000 compliance representations received from the Company's software vendors and the successful testing of systems internally, management expects to be Year 2000 compliant before the end of calendar 1999. However, if systems fail to be Year 2000 compliant, it could have a material impact on the operations of the Company. Management has developed contingency plans to address certain non compliance issues and will continue to monitor the progress of other systems and develop additional contingency plans as needed. Furthermore, the Company has reviewed the existing center information system and made changes necessary to comply with the Year 2000 requirements. Each of the above described information technology systems was purchased pursuant to upgrades necessary to provide adequate financial reporting and control directly connected to the growth of the Company, rather than to address the Year 2000 Issue. Accordingly, no information systems costs have been associated with the Year 2000 Issue. However, see Liquidity and Capital Resources for costs associated with general upgrades.

     NON-INFORMATION AND INTERNAL EMBEDDED CHIP TECHNOLOGY. The Company has completed its assessment with regard to imbedded chip technology and the impact of the Year 2000 Issue on its major non-financial systems. Inquiries have been made to the providers of non-information

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    FORM 10-Q


IMPACT OF YEAR 2000 - CONTINUED
embedded chip systems installed at various locations. Written and verbal confirmations have been received documenting that such systems are either Year 2000 compliant, or that the systems installed do not have any date driven technology. Management believes that even if the Company is unable to achieve Year 2000 compliance for its major non-financial systems, related Year 2000 Issues will not have a material impact on the operations of the Company. Accordingly, the Company does not have a contingency plan in place for its non-information and internal embedded chip technology risk.

     THIRD PARTY RISKS. The Company has identified and contacted its subsidy/funding providers, major vendors and financial service organizations to determine the extent to which the Company's operations and interface systems would be vulnerable to those third parties' failure to remedy their Year 2000 Issues. The Company has received positive compliance status from approximately 80 percent of identified major third party risks. Responses from certain governmental agencies which administer tuition subsidy programs have been limited or unreturned. Based on informal conversations with these agencies, management believes that the most likely worst case scenario if such agencies are not Year 2000 compliant, would be a delay in funding payments. The Company currently estimates that up to 16% of its revenues are related to subsidy/funding providers. In the event all third party subsidy/funding providers fail to comply with Year 2000 requirements, the Company could experience cash flow delays that could have a material impact on its operations. Management believes that, while the Company could experience delays in collecting receivables from such third parties, the collectibility of such receivables would not be significantly impacted. The Company currently utilizes contingency plans in order to resolve of any billing discrepancies that may occur. These plans include storing all documentation related to agency contracts, maintaining child authorizations from the providing agency, tracking the daily use of child care, and monitoring all outstanding billings. In the event of a discrepancy resulting from Year 2000 issues, the Company feels this will prove to be an appropriate alternate. Additional contingency plans will be developed and implemented based on management's continued monitoring of agency communications. To the extent that the responses to Year 2000 readiness from significant vendors are unsatisfactory, the Company intends to change vendors to those who have demonstrated Year 2000 readiness. There are no assurances, however, that the Company would be successful in finding such alternative vendors.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    FORM 10-Q






"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Statements included herein that are not historical facts, such as those related to anticipated cash requirements and compliance with Year 2000 issues, are forward-looking statements pursuant to the safe harbor provisions of the Private / Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, identification and availability of quality acquisition or new development targets, continuation of federal and state assistance programs, demand for child care, the ability of the Company and key suppliers and customers (including governmental agencies) to successfully comply with Year 2000 issues, taxing authority legislation, as well as general economic conditions, pricing and competition. Accordingly, actual results could differ materially from those projected in such forward-looking statements.

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




                                      CHILDTIME LEARNING CENTERS, INC.
                                      (REGISTRANT)








                                      /s/ Michael M. Yeager           11/16/99
                                      --------------------------------
                                      Michael M. Yeager
                                      Chief Financial Officer and
                                      Secretary-Treasurer
                                      (Duly Authorized Officer and
                                      Principal Financial Officer)

                               Index To Exhibits
                               -----------------


Exhibit No.              Description
-----------              -----------
    27                   Financial Data schedule (for SEC use only)