Form 10-Q
period 2000-01-07
CHILDTIME LEARNING CENTERS INC
filed 2000-02-10
CIK 1003648

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

       (MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 7, 2000

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


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing required for the past 90 days. Yes[X] No [ ]

     The number of shares of Registrant's Common Stock, no par value per share, outstanding at January 31, 2000 was 5,058,655.

               CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

                                     Index

                                   FORM 10-Q

                 For the Quarterly Period Ended January 7, 2000

                                                                                                        Page
                                                                                                        Number
                                                                                                   ---------------
PART I.  FINANCIAL INFORMATION

   ITEM 1. Consolidated Financial Statements

               A. Consolidated Balance Sheet                                                              3
                    January 7, 2000 and April 2, 1999

               B. Consolidated Statement of Income                                                        4
                    Twelve Weeks Ended January 7, 2000 and January 8, 1999
                    Forty Weeks Ended January 7, 2000 and January 8, 1999

               C. Consolidated Statement of Cash Flows                                                    5
                    Forty Weeks Ended January 7, 2000 and January 8, 1999

               D. Notes to Consolidated Financial Statements                                             6-8

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations         9-13



PART II. OTHER INFORMATION

   ITEM 6. Exhibits, Reports on Form 8-K, Signatures                                                      14


SIGNATURES                                                                                                14


                                     PART I
                             FINANCIAL INFORMATION
                                   FORM 10-Q

               CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                           JANUARY 7,              APRIL 2,
                                                                                             2000                   1999
                                                                                          (UNAUDITED)
                                                                                      -------------------    -------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                           $         1,341,160    $         5,843,329
  Accounts receivable, net                                                                      4,616,898              3,126,072
  Reimbursable construction costs                                                                 651,622                158,249
  Prepaid expenses and other                                                                    2,533,122              2,198,272
  Deferred income taxes                                                                         1,362,000              1,100,000
                                                                                      -------------------    -------------------
     Total current assets                                                                      10,504,802             12,425,922
                                                                                      -------------------    -------------------

Land, buildings and equipment:
  Land                                                                                          9,930,239              9,935,000
  Buildings                                                                                    19,110,753             19,010,848
  Vehicles, furniture and equipment                                                            11,694,930             10,379,719
  Leasehold improvements                                                                        7,570,793              6,766,398
                                                                                      -------------------    -------------------
                                                                                               48,306,715             46,091,965

     Less accumulated depreciation and amortization                                           (12,026,457)           (10,718,523)
                                                                                      -------------------    -------------------
                                                                                               36,280,258             35,373,442

  Land held for disposal                                                                           65,600                512,450
                                                                                      -------------------    -------------------
                                                                                               36,345,858             35,885,892
                                                                                      -------------------    -------------------
Other noncurrent assets:
  Intangible assets, net                                                                       18,858,271             13,350,826
  Refundable deposits and other                                                                   984,453                948,067
                                                                                      -------------------    -------------------
     TOTAL ASSETS                                                                     $        66,693,384    $        62,610,707
                                                                                      ===================    ===================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit                                                            $         2,486,000    $                 0
  Current maturities of long-term debt                                                          1,444,681                746,502
  Accounts payable                                                                              1,481,343              1,607,573
  Accrued wages and payroll taxes                                                               2,691,744              2,753,769
  Accrued vacation                                                                                895,101                971,804
  Other current liabilities                                                                     3,977,752              3,647,344
                                                                                      -------------------    -------------------
     Total current liabilities                                                                 12,976,621              9,726,992

Long-term debt                                                                                  4,268,900              1,891,857
Deferred rent liability                                                                         1,078,997              1,178,617
Deferred income taxes                                                                           3,577,000              3,406,000
                                                                                      -------------------    -------------------
     Total liabilities                                                                         21,901,518             16,203,466
                                                                                      -------------------    -------------------

Commitments and contingencies                                                                      -                      -
                                                                                      -------------------    -------------------

Shareholders' equity:
  Common stock, 10,000,000 shares authorized, no par value; 5,058,655
  issued and outstanding at January 7, 2000 and 5,431,655 at April 2, 1999                     28,717,540             30,836,180
Preferred stock, 1,000,000 shares authorized, no par value; no shares
  issued or outstanding                                                                            -                      -
Retained earnings                                                                              16,074,326             15,571,061
                                                                                      -------------------    -------------------
     Total shareholders' equity                                                                44,791,866             46,407,241
                                                                                      -------------------    -------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $        66,693,384     $        62,610,707
                                                                                     ===================     ===================


The accompanying notes are an integral part of the consolidated financial statements.

                              FINANCIAL INFORMATION
                                    FORM 10-Q

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                      QUARTER-TO-DATE                           YEAR-TO-DATE
                                                    TWELVE WEEKS ENDED                       FORTY WEEKS ENDED
                                             --------------------------------        --------------------------------
                                               JANUARY 7,          JANUARY 8,          JANUARY 7,          JANUARY 8,
                                                 2000                1999                2000                1999
                                             ------------        ------------        ------------        ------------
Revenues                                     $ 28,864,923        $ 25,524,318        $ 96,371,955        $ 84,875,516
Cost of revenues                               25,827,302          22,031,446          84,564,615          72,854,462
                                             ------------        ------------        ------------        ------------
         GROSS PROFIT                           3,037,621           3,492,872          11,807,340          12,021,054


Marketing expenses                                390,414             355,770           1,288,922           1,156,246
General and administrative expenses             1,728,815           1,607,578           5,463,738           5,279,539
                                             ------------        ------------        ------------        ------------
         OPERATING INCOME                         918,392           1,529,524           5,054,680           5,585,269


Interest expense                                  126,100              75,256             252,338             237,203
Interest income                                    (4,403)            (40,509)           (154,297)           (197,647)
Other income, net                                 (14,799)            (11,154)           (100,417)            (67,406)
                                             ------------        ------------        ------------        ------------
         INCOME BEFORE INCOME TAXES               811,494           1,505,931           5,057,056           5,613,119


Income tax provision                              304,000             567,000           1,895,000           2,117,000
                                             ------------        ------------        ------------        ------------


         NET INCOME                          $    507,494        $    938,931        $  3,162,056        $  3,496,119
                                             ============        ============        ============        ============





Weighted average shares outstanding             5,107,891           5,429,655           5,328,533           5,429,582
                                             ============        ============        ============        ============

Earnings per share - basic and diluted       $       0.10        $       0.17        $       0.59        $       0.64
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

                             FINANCIAL INFORMATION
                                   FORM 10-Q

               CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                YEAR-TO-DATE
                                                                                             FORTY WEEKS ENDED
                                                                                   ------------------------------------------
                                                                                         JANUARY 7,         JANUARY 8,
                                                                                            2000               1999
                                                                                   --------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                         $ 3,162,056        $ 3,496,119
     Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                                     2,519,095          2,153,361
        Deferred rent liability                                                             (99,620)           (42,533)
        Deferred income taxes                                                               (91,000)           (75,000)
        Loss on land, buildings and equipment                                                 6,208             10,074
        Impairment loss on long-lived assets                                                281,891               -
     Changes in assets and liabilities providing (consuming) cash:
        Accounts receivable                                                              (1,490,826)          (568,218)
        Prepaid expenses, refundable deposits and other assets                             (334,850)          (480,179)
        Accounts payable, accruals and other current liabilities                             65,450           (768,747)
                                                                                         -----------        -----------
     Net cash provided by operating activities                                            4,018,404          3,724,877
                                                                                         -----------        -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for land, buildings and equipment                                      (2,552,550)        (2,321,770)
     Expenditures for reimbursable construction costs                                    (2,032,128)        (3,501,961)
     Acquisition of intangible assets                                                    (1,849,448)        (2,471,840)
     Proceeds from sales of land, buildings and equipment                                   628,309              6,097
     Payments for refundable deposits and other assets                                      (36,386)           (74,216)
                                                                                         -----------        -----------
     Net cash used in investing activities                                               (5,842,203)        (8,363,690)
                                                                                         -----------        -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on revolving line of credit                                           2,486,000               -
     Payments on long-term debt                                                          (1,925,694)          (924,724)
     Repayments of reimbursable construction costs                                        1,538,755          2,848,299
     Repurchase of common stock                                                          (4,777,431)              -
     Issuance of shares, net of subscriptions receivable                                      -                  3,663
                                                                                         -----------        -----------
     Net cash provided (used) by financing activities                                    (2,678,370)         1,927,238
                                                                                         -----------        -----------

Net decrease in cash and cash equivalents                                                (4,502,169)        (2,711,575)


Cash and cash equivalents, beginning of year                                              5,843,329          5,541,122
                                                                                         -----------        -----------

Cash and cash equivalents, end of period                                                $ 1,341,160        $ 2,829,547
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

(2) PRINCIPALS OF CONSOLIDATION

         The consolidated financial statements include the accounts of Childtime Learning Centers, Inc., and its wholly owned subsidiaries (together referred to as the "Company"). All significant intercompany transactions have been eliminated. The Company which began operations in 1967, completed its initial public offering on February 2, 1996. The Company provides for-profit child care through 285 child care centers located in 22 states and the District of Columbia as of January 7, 2000.

(3) FISCAL YEAR

         The Company utilizes a 52-53 week fiscal year ending on the Friday closest to March 31. For fiscal years 1999 and 2000, the year-to-date period contained forty weeks while the third quarter contained twelve weeks. Both fiscal years contain 52 weeks.

(4) ACCOUNTS RECEIVABLE

         Accounts receivable is presented net of an allowance for doubtful accounts. At January 7, 2000 and April 2, 1999, the allowance for doubtful accounts was $285,000 and $255,000, respectively.

(5) REIMBURSABLE CONSTRUCTION COSTS

         In connection with certain build-to-suit centers to be leased, the Company enters into arrangements, whereby the Company accumulates costs during the construction process and is then reimbursed by the developer. The Company has various legal remedies available pursuant to the construction agreements to minimize the risk of nonreimbursement. At January 7, 2000 and April 2, 1999, reimbursable construction costs were $651,622 and $158,249, respectively.

               CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    FORM 10-Q


(5) REIMBURSABLE CONSTRUCTION COSTS-CONTINUED

During the forty weeks ended January 7, 2000 and January 8, 1999, expenditures under these arrangements were $2,032,128 and $3,501,961, respectively, while repayments were $1,538,755 and $2,848,299.

(6) LAND HELD FOR DISPOSAL

         Land held for disposal is carried at its estimated fair market value (which is less than its original cost). Gains and losses on sales and retirements are included in the determination of the results of operations. During the forty weeks ended January 7, 2000, the company sold, at their approximate carrying value, four parcels of land, leaving one remaining parcel.

(7) IMPAIRMENT OF LONG-LIVED ASSETS

         The Company periodically assesses the recoverability of the unamortized costs of acquired assets in excess of fair value based on a review of projected undiscounted cash flows of the related centers. These cash flows are prepared and reviewed by management in connection with the Company's annual long-range planning process. The Company recorded an impairment loss of $231,007 for a loss on intangible assets and $50,884 for a loss on tangible property. These transactions resulted in a related income tax benefit of $106,000 during the twelve weeks ended January 7, 2000. The loss is recorded under the Cost of revenues caption in the Consolidated Statement of Income.

(8) INCOME TAXES

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

(9) COMMON STOCK

         In June, 1999 the Company's board of directors authorized the repurchase of up to

               CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    FORM 10-Q

(9) COMMON STOCK-CONTINUED

250,000 shares of the Company's common stock and in November, 1999 an additional 250,000 shares were authorized for repurchase. As of January 7, 2000, the Company has purchased 373,000 shares at a cost of $4,777,431. The Company's repurchase of shares is recorded as a charge against common stock in an amount equal to the average paid in capital per share, multiplied by the number of shares repurchased. The excess, if any, of aggregate repurchase price over the amount charged against common stock, is charged against retained earnings. As of January 7, 2000, $2,658,791 was charged against retained earnings.


(10) EARNINGS PER SHARE

         For the twelve week periods ended January 7, 2000 and January 8, 1999, basic earnings per share has been calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share has been calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period and the assumed conversion of all potentially dilutive stock options (29,639 shares for the twelve weeks ended January 7, 2000; 29,022 shares for the forty week period ended January 7, 2000; 38,379 shares for the twelve week period ended January 8, 1999; and 50,469 shares for the forty week period ended January 8, 1999).


(11) SUPPLEMENTAL CASH FLOW INFORMATION

         In connection with the acquisition of certain centers, the Company incurred seller-financed debt of $5,000,918 during the forty weeks ended January 7, 2000 and $1,493,000 during the twelve weeks ended January 8, 1999.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                    Form 10-Q





GENERAL

         The information presented herein refers to the twelve weeks ("third quarter 2000") and the forty weeks ("year-to-date 2000") ended January 7, 2000, compared to the twelve weeks ("third quarter 1999") and the forty weeks ("year-to-date 1999") ended January 8, 1999.

         During the third quarter 2000, the Company added 13 centers and closed
2. The additions include 12 acquisitions and 1 new build/new lease as compared to 9 acquisitions and 2 new build/new leases during the third quarter 1999. During year-to-date 2000, the Company has added 29 centers and closed 14. The additions include 24 acquisitions, 4 new build/new leases, and 1 management contract. This compares to 22 acquisitions, 5 new build/new leases and 1 center closing during year-to-date 1999. The center closings were pursuant to management's on-going plan to divest operations that no longer fall within the company's long-term growth strategy. Accordingly, as of January 7, 2000, the Company operated 285 centers, as compared to 268 at January 8, 1999.

         The recently formed joint venture, Oxford Learning Centers of America ("OLCA"), in partnership with Oxford Learning Centres of Canada ("OLCC"), offers individualized tutoring and enrichment programs for children ages 5 to 14, tailored to each student's needs. OLCA has proven assessment, tutorial and enrichment programs, developed over the past seventeen years by OLCC.

         The results of centers opened, acquired, or disposed of are included in the Company's financial statements from the date of opening or acquisition and through the date of disposition, as applicable. The timing of such new openings, acquisitions or dispositions could influence comparisons of year over year results.

RESULTS OF OPERATIONS

         Third quarter 2000 revenues increased to $28,865,000 from $25,524,000 for the third quarter 1999, a 13.1% increase. This increase was principally attributable to increased revenues from centers opened or acquired in fiscal 2000 ($2,329,000, or 9.1%) and centers opened or acquired in fiscal 1999 ($1,386,000, or 5.4%). Year-to-date 2000 revenues increased to $96,372,000 from year-to-date 1999 revenues of $84,876,000, an increase of 13.5%. This increase was principally attributable to increased revenues from centers opened or acquired in fiscal 1999 ($7,447,000, or 8.8%) and centers opened or acquired in fiscal 2000 ($3,839,000, or 4.5%). The remaining increase for both the third quarter and year-to-date 2000 was principally attributable to the growth in comparable centers and, to a lesser extent, and management contract revenue, partially offset by centers closed during fiscal 2000.

         Comparable center revenues (centers operating during all of year-to-date 2000 and year-to-date 1999) increased 1.0% ($245,000) for the third quarter 2000. Year-to-date comparable

                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   Form 10-Q

RESULTS OF OPERATIONS - CONTINUED
center revenues increased 1.5% (1,309,000). The third quarter and year-to-date 2000 increases were principally the result of higher tuition rates, partially offset by the Company's mixed results for winter enrollments.

         Third quarter 2000 gross profit decreased to $3,038,000 (10.5% of revenues) from $3,493,000 (13.7% of revenues) for the third quarter 1999, a 13.0% decrease. The $455,000 decrease was principally the result of comparable centers decrease in gross profit ($420,000), impairment losses (see Note 7 to Consolidated Financial Statements, $282,000), and centers opened or acquired in fiscal 2000 ($71,000). These losses were partially offset by gains in centers opened or acquired in fiscal 1999 ($316,000) and an increase in management contract revenue ($15,000).

         Year-to-date 2000 gross profit decreased to $11,807,000 (12.3% of revenues) from $12,021,000 (14.2% of revenues), a 1.8% decrease. The $214,000 decrease in gross profit was principally from comparable centers ($300,000), impairment losses ($282,000), centers opened or acquired in fiscal 2000 ($276,000), and closed centers ($150,000). Gross profit increases from centers opened or acquired in fiscal 1999 ($761,000), and management contract revenues ($73,000), partially offset these decreases. As previously announced, for both the third quarter and year-to-date, impairment losses as described in Note 7 in the Consolidated Financial Statements, certain regional markets falling below enrollment expectations, and cost of labor increases have put pressure on the Company's operating margins.

         Marketing expenses increased 9.7% to $390,000 for the third quarter 2000 from $356,000 for the third quarter 1999. Year-to-date 2000 marketing expenses increased 11.5% to $1,289,000 from $1,156,000. These increases were primarily due to the additional expenses associated with the promotion and marketing activities for 285 centers as of the end of the third quarter 2000, as compared to 268 centers at the end of the third quarter 1999. Marketing expenses, as a percentage of revenues, for both the third quarter 2000 and the third quarter 1999 remained at 1.4%. Year-to-date marketing expenses decreased to 1.3% of revenues from 1.4% for last year, due to operating leverage provided by higher revenues.

         General and administrative expenses increased 7.5% to $1,729,000 for the third quarter 2000 from $1,608,000 for the third quarter 1999. Year-to-date 2000 general and administrative expenses increased 3.5% to $5,464,000 from $5,280,000. As a percentage of revenues, general and administrative expenses decreased to 6.0% for the third quarter 2000 from 6.3% for the third quarter 1999. Year-to-date 2000 general and administrative expenses decreased to 5.7% from 6.2% for year-to-date 1999. These percentage decreases are primarily due to a reduction of certain accruals pursuant to the Company's management incentive plan resulting from profitability being below expectations, and to a lesser extent, successful cost containment and operating leverage provided by higher revenues, partially offset by legal costs awarded by the court for fees associated with a settled litigation matter during the quarter.

                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   Form 10-Q


RESULTS OF OPERATIONS - CONTINUED
         As a result of the foregoing changes, operating income decreased to $918,000 for the third quarter 2000 from $1,530,000 for the third quarter 1999. The operating income change of $612,000 represents a decrease of 40.0% from the third quarter 1999. Year-to-date 2000 operating income decreased 9.5% to $5,055,000 from $5,585,000.

         Interest expense increased to $126,000 for the third quarter 2000 from $75,000 for the third quarter 1999. Year-to-date 2000 interest expense increased to $252,000 from $237,000 for year-to-date 1999. The increases are primarily a result of interest paid on the revolving line of credit, which is being used to finance a portion of the Company's stock repurchase plan. See Liquidity and Capital Resources below for further explanation.
         .
         Year-to-date 2000 other income increased to $100,000 from $67,000. This increase was principally due to a gain realized on retirement of certain acquisition indebtedness.

         The provision for income taxes decreased to $304,000 (an effective tax rate of 37.5%) for the third quarter 2000 from $567,000 (an effective tax rate of 37.7%) for the third quarter 1999. Year-to-date provision for income taxes decreased to $1,895,000 (an effective tax rate of 37.5%) from $2,117,000 (an effective tax rate of 37.7%).

         As a result of the foregoing changes, net income decreased to $507,000, or 1.8% of revenues for the third quarter 2000, from $939,000, or 3.7% of revenues for the third quarter 1999. Year-to-date 2000 net income decreased to $3,162,000, or 3.3% of revenues, from $3,496,000, or 4.1% of revenues.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements currently consist of its new center expansion program, maintenance of existing centers, stock repurchase program and investment in new business opportunities such as the recent tutorial venture with OLCC.

         As previously announced, on June 10, 1999 the Company was authorized by its Board of Directors to repurchase up to 250,000 shares of the Company's common stock. On November 17, 1999, the Board authorized the repurchase of an additional 250,000 shares. During the current quarter, the Company purchased 258,300 shares for a cost of $3,306,000. As of January 7, 2000, the Company has repurchased a total of 373,000 shares for a cost of $4,777,000, with the continuing authorization to purchase up to 127,000 additional shares in the future.

         The Company believes that cash flow from operations, together with amounts available under a $7.5 million unsecured revolving line of credit facility, will be sufficient to satisfy the Company's anticipated cash requirements on both a long-term and short-term basis. The line of credit bears annual interest at either the prime rate or an adjusted Eurodollar based rate, at the Company's option. At January 7, 2000, $2,486,000 was borrowed under this arrangement.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                   Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED
         Net cash provided by operations increased to $4,018,000 for year-to-date 2000, from $3,725,000 for year-to-date 1999. Year-to-date net cash provided by operations of $4,018,000, $5,843,000 of existing cash balances, $2,486,000 of net borrowings on the line of credit, and $628,000 of proceeds on the sale of assets, (primarily from the sale of land held for disposal), were principally used for investment in capital expenditures totaling $4,402,000 (to add 29 centers, make capital improvements to existing centers, and upgrade information technology systems), the net funding of reimbursable construction costs related to certain new build centers ($493,000), the repurchase of 373,300 shares of treasury stock ($4,777,000) and payments on long-term debt ($1,926,000).

         Expenditures related to information technology systems were part of management's five-year information system plan to accommodate the growth of the Company for the next five to ten years. In connection with this plan, the Company purchased and capitalized financial software upgrades and related hardware of approximately $144,000 during fiscal 1998, $163,000 during fiscal 1999, $125,000 during year-to-date 2000, and has plans to spend approximately $50,000 - $75,000 to complete this plan during the next six months. The Company has incurred additional seller-financed notes payable of approximately $5,001,000 during the year-to-date 2000, related to the acquisition of centers.

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

         The company has reviewed and tested all of its critical information systems with embedded chip technology and, as of the date of this report, has not experienced any problems relating to Year 2000 issue. The company will continue to monitor all systems, should a problem arise in the future.

         During 1999, the Company identified and contacted its subsidy/funding providers, major vendors and financial service organizations to determine the extent to which the Company's operations and interface systems would be vulnerable if those third parties' failed to remedy their Year 2000 Issues. As of the date of this report, the Company has not experienced any disruption to the receipt of payments from the various subsidy/funding providers or any other material Year 2000 Issues, but will continue to monitor these items for any irregularities that may occur.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                   Form 10-Q

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements included herein that are not historical facts, such as those related to anticipated cash requirements, the investment in joint ventures and other potential business opportunities, and impact of Year 2000 issues, are forward-looking statements pursuant to the safe harbor provisions of the Private/Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, identification and availability of quality acquisition or new development targets, the ability to successfully implement new business opportunities such as the Company's recent OLCA joint venture, continuation of federal and state assistance programs, demand for child care, the ability of the Company, key suppliers and customers (including governmental agencies) to successfully comply with Year 2000 issues, taxing authority legislation, as well as general economic conditions, pricing and competition. Accordingly, actual results could differ materially from those projected in such forward-looking statements.

                                     PART II
                                OTHER INFORMATION
                                    FORM 10-Q

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES










Item 6      Exhibits and Reports on Form 8-K

      (a)   Index to Exhibits

                                    Exhibit
                                    Number                                        Description
                                    ------                                        -----------
                                     4.1                               Second Amendment to Credit Agreement
                                     4.2                               Third Amendment to Credit Agreement

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



                       CHILDTIME LEARNING CENTERS, INC.
                       (REGISTRANT)








                       /s/ Michael M. Yeager                          2/8/00
                       ----------------------------------------------
                       Michael M. Yeager
                       Chief Financial Officer and Secretary-Treasurer
                       (Duly Authorized Officer and Principal Financial Officer)

                                 Exhibit Index
                                 -------------


Exhibit
Number                             Description
------                             -----------
4.1                      Second Amendment to Credit Agreement
4.2                      Third Amendment to Credit Agreement

27                       Financial Data Schedule (For SEC use only)