Form 10-K405
period 2000-03-31
CHILDTIME LEARNING CENTERS INC
filed 2000-06-14
CIK 1003648

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended March 31, 2000

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 0-27656

CHILDTIME LEARNING CENTERS, INC.

(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3261854 (I.R.S. Employer Identification No.)

38345 West 10 Mile Road, Suite 100, Farmington Hills, Michigan  48335

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 476-3200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, No Par Value

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

     The aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 1, 2000, computed by reference to the last sale price for such stock on that date as reported on the NASDAQ National Market System, was approximately $13,191,000.

     At June 1, 2000, the number of shares outstanding of the registrant’s Common Stock, without par value, was 4,931,655.

     Portions of the registrant’s Proxy Statement for its 2000 Annual Meeting of Shareholders have been incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

      Statements included herein which are not historical facts are forward-looking statements pursuant to the safe harbor provisions of the Private/ Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, identification and availability of quality acquisition or new development targets, the ability to successfully implement new business opportunities such as the Company’s recent announcement to create the Oxford Learning Centers of America joint venture, continuation of federal and state assistance programs, demand for child care, general economic conditions as well as pricing, competition and insurability. Childtime Learning Centers, Inc. cautions that actual results could differ materially from those projected forward-looking statements.

Item 1.  Business

General

      Childtime Learning Centers, Inc. conducts business through its wholly owned subsidiary Childtime Childcare, Inc. and its wholly owned subsidiaries, Childtime Childcare — Michigan, Inc., and Childtime Childcare — PMC, Inc. (together referred to as the “Company”). All significant intercompany transactions have been eliminated.

      The Company provides for-profit child care through 293 child care centers as of March 31, 2000, located in 23 states and the District of Columbia. Center-based child care and preschool educational services are provided five days a week throughout the year to children between the ages of six weeks and twelve years. At March 31, 2000, the Company had over 30,000 children enrolled (full and part-time) nationwide. Substantially all of the Company’s child care centers are operated under the “Childtime Children’s Centers” name. The Company’s centers are primarily located on free-standing sites in suburban residential areas with substantial preschool populations. Included among the Company’s 293 child care centers at March 31, 2000, were 47 “at-work” sites providing child care for working parents at various business enterprises, office complexes, shopping centers and hospitals.

      The Company’s strategy is to offer an independently developed, nationally recognized educational curriculum within a stimulating environment in order to provide high quality child care and to maximize development and preparation of children for school. The Company places a great deal of emphasis on the recruitment, selection and ongoing training of its child care center directors. Within a framework of centralized financial and quality controls, the Company grants significant authority over center operations to its center directors and rewards its center directors on an incentive basis tied to individual center performance.

      The Company has recently announced a plan to create Oxford Learning Centers of America (“OLCA”), a partnership with Oxford Learning Centres of Canada (“OLCC”), offering individualized tutoring and enrichment programs for children ages 5 to 14, tailored to each student’s needs. OLCA has proven assessment, tutorial and enrichment programs, developed over the past seventeen years by OLCC. At March 31, 2000 the Company has opened seven Oxford Learning Centers, all located in the state of Michigan.

      The Company has entered into a partnership with ParentWatch, an internet viewing provider that, for a nominal fee, allows parents to view live video images of their children using a computer at home or at their work place.

      The Company utilizes a 52 to 53 week fiscal year (generally comprised of 13 four-week periods), ending on the Friday closest to March 31. The fiscal years ended March 31, 2000 and April 2, 1999 contained 52 weeks, while the fiscal year ended April 3, 1998 contained 53 weeks. The fourth quarter of fiscal 1998 contained 13 weeks, as compared to 12 weeks in the fourth quarter of both fiscal 1999 and 2000.

Business Strategy

      The Company’s business strategy is to (i) develop and acquire new centers, including the new Oxford concept, in areas which meet its specific demographic requirements and close those centers which do not meet minimum criteria; (ii) provide a greater focus on enhancing profitability of existing centers through various programs; (iii) continue to invest in its centers to maintain and improve quality; (iv) emphasize its sales and marketing programs aimed at increasing new enrollments and promoting customer loyalty; (v) offer programs to better utilize its centers on a year-round basis; and (vi) continue to improve the quality of its staff through recruitment, training and incentive programs.

      Set forth below are certain key elements of the Company’s business strategy:

Standardized Operations. The Company has a consistent overall approach in providing child care services in its centers. With the exception of certain employer-sponsored sites and approximately 20 centers located within Texas and California, the centers operate under the “Childtime Children’s Centers” name in suburban communities or at-work locations which have similar demographic characteristics. Each center utilizes an independently developed, nationally recognized educational curriculum. All center facilities are well maintained, similarly equipped and utilize the closed classroom concept. The Company utilizes prototype building designs for use in its build-to-suit centers.

Center Entrepreneurship. Within a framework of centralized financial and quality controls, each center director is empowered to customize the center’s programs, dietary menus and other features to adapt to local market requirements. Each director is also involved in the budgeting and financial planning process with regard to his or her center. The Company believes that its directors are given more autonomy than are directors of other child care centers enabling them to better market their center while meeting the child care objectives of local customers. The Company trains its center directors to fulfill these additional responsibilities through a series of internally and externally prepared training programs designed to enhance interpersonal and business skills, basic financial concepts and marketing. Center directors are compensated, in part, through an incentive program based on the performance of the center under their supervision.

Balanced Growth Strategy. The Company’s strategy for growth consists of a combination of the expansion of its Oxford Learning Centers operation, increased development of new build-to-suit centers and a reduced reliance on acquisitions of existing centers. Other large multi-unit operators often rely solely on acquisitions or, alternatively, new center construction. In addition to acquiring or building centers in residential areas, the Company also actively pursues contracts with employers and office complex managers to operate centers in at-work locations. The Company believes that its ability to grow both through the acquisition of existing child care centers and development of build-to-suit centers affords it greater flexibility to sustain its controlled growth strategy in various geographic markets. See “Growth Strategy” below.

Growth Strategy

      The Company has a strategy to expand its business through an increased level of new build-to-suit centers and reduced level of acquisitions. The following table sets forth the number of child care centers acquired or otherwise opened, as well as closed, during the periods indicated.

	Fiscal Year Ended

	March 31,	April 2,	April 3,
	2000	1999	1998

Number of centers:

Beginning of period	270	242	211

Additions during period:

Acquisitions and other	34	23	26

New builds and new leases	4	7	9

Total additions	38	30	35

Closings during period	(15)	(2)	(4)

End of period	293	270	242

      In making its expansion decisions, the Company strives to add units in its existing markets in order to increase market concentration and to leverage administrative and advertising expenses. Entry into new markets is also considered, but only if these markets can eventually support a minimum of ten centers. Due to a reduced level of acquisitions expected for fiscal 2001, the Company does not anticipate adding centers at the same pace as previously experienced. The Company’s decision whether to add a new center by acquisition or by opening a new location is based on which alternative best meets its needs and objectives. Furthermore, the Company continuously reviews its existing center portfolio in an effort to ensure the centers meet its minimum standards. Centers become candidates for closure when they fail to meet certain demographic or financial criteria. As a result, the Company decided to close 15 centers during fiscal 2000.

      In choosing locations for new centers, the Company considers a number of factors, emphasizing suburban neighborhoods with growing populations of young families. Management looks for sites in proximity to newly developed or developing residential areas on heavily traveled local streets. The Company performs a detailed analysis of the demographics of the area surrounding the proposed site and focuses on several site selection criteria: an above-average concentration in the percentage of children under age six; a minimum population density of 25,000 people within a three-mile radius surrounding a proposed site; and an average household income in excess of $50,000. The Company also analyzes the percentage of the population consisting of college-educated, dual income families, as well as the average home value in the target area. The Company believes that parents in more affluent areas are more willing to pay a premium for higher quality child care services.

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

      The Company’s acquisition and new build activity is limited to child care centers in market areas showing strong growth potential and to sites which the Company believes it can conform to its standard facility and educational format. The Company believes, when appropriate, that it can continue to acquire centers on terms that compare favorably with the costs and risks of establishing new facilities. In an effort to standardize its new facilities, the Company has developed two building prototypes which accommodate 130 to 180 children. Although the Company engages in an active new site selection process, there are no assurances that it will be able to continue to acquire and develop new sites in an economic manner.

Educational Programs

      The Company’s educational programs stress the process of learning and discovery. Staff are trained to support children in their active explorations and to help them to become self-confident, independent and inquisitive learners. The Company believes in fostering all aspects of a child’s development: social, emotional, physical and intellectual. The two primary means of meeting this goal are the use in each center of a nationally recognized educational curriculum developed by independent educators and the center’s ongoing dialogue with parents in providing a learning environment for their children which meets or exceeds their expectations as customers.

      In each center, the Company utilizes The Creative Curriculum® For Early Childhood, a nationally recognized educational curriculum published by Teaching Strategies, Inc. and written by Diane Trister Dodge (a member of the Governing Board of the National Association for the Education of Young Children from 1990 to 1994) and Laura J. Colker. The Company believes that using a curriculum prepared by independent educators, knowledgeable in the education of young children, enables them to take advantage of professional expertise that is otherwise not available to themselves or other child care center operators. In addition, an externally developed curriculum typically emphasizes educational objectives over cost and other financial objectives. The Company trains its center directors and other caregivers to utilize The Creative Curriculum® .

      Children enrolled at a center are placed into groups, according to their emotional, physical, intellectual and social maturity, rather than merely the child’s age. Each group has specific learning goals which enable the staff to develop planning activities and daily programs and to assess each child’s growth and development. Although all centers utilize the same educational curriculum, the staff at each center is responsible for developing daily lesson plans and activities appropriate for each of its developmental groups and for its locale. At designated times during the year, an informal developmental assessment is prepared for each child and reviewed with the child’s parents.

      The Company’s classrooms are organized in seven levels following the sequential process of growth and development, from infancy through school-age:

  Infants (six weeks – twelve months)

A homelike environment and positive caregiver interactions foster the infant’s sense of trust and self-esteem. Daily routines (feeding, diapering and rocking) and sensory experiences are used to promote listening and language skills to help infants learn about the world around them. Play activities and interactions focus on the development of large muscles for sitting, crawling, standing and walking. Activities that develop small muscles for grasping, reaching, holding and picking up objects are also utilized on a routine basis.

  Young Toddler (1 – 2 years)

Classroom space and materials are organized to support the young toddler’s need to physically explore and discover and to be independent. Caregivers provide comforting words and lap time to help toddlers deal with separation from parents. Toddlers are encouraged to participate in daily routines to develop self-help skills and self-esteem. Play activities provide repeated opportunities with sensory experiences to help develop large and small muscles and thinking skills, and to promote communication skills. Stories, pictures and books are introduced to help toddlers experience reading as a pleasurable activity. Caregivers reinforce positive behaviors, set limits and are consistently available as a “homebase” to support the toddler’s conflicting need for independence and comfort.

  Toddler (2 – 3 years)

Classroom space and material are organized to support the older toddler’s increased need for independence in making simple decisions, engaging in pretend play and playing cooperatively with other children. Toddlers are supported in their self-help skills (dressing, feeding and toileting) and encouraged to help with daily routines to become familiar with the sequence of routines and foster their self-esteem.

Play activities provide opportunities to practice skills, increase communication about sensory experiences and promote listening and speaking skills. Indoor and outdoor activities focus on helping toddlers strengthen small muscles, develop eye-hand coordination and develop large muscles.

  Preschool 1 (3 – 4 years)

Classroom space and materials are organized in distinct interest centers to support young preschoolers’ initiative to practice and test their new skills and express their ideas and feelings. These centers are set up to encourage preschoolers to select play activities, engage in hands-on exploration and pretend play, and develop the ability to play cooperatively. Small muscles and eye-hand coordination continue to be strengthened through art activities, sand and water play and work with manipulative toys and blocks. The daily schedule includes many activities for large muscle development. Stories and books are used daily to increase familiarity with the meaning of letters and words (emergent literacy) and to foster reading as a pleasurable activity.

  Preschool 2 (4 – 5 years)

Classroom organization and the daily schedule provide increased opportunities for independent and small group play in interest centers. Such group play supports older preschoolers’ developing ability to organize their own play, assign roles and tasks, and work towards a common goal. Activities provide hands-on experiences. Caregiver interaction focuses on helping preschoolers organize the information they gather, develop an understanding of number concepts, reasoning and problem solving skills (matching, classifying and sequencing), while expanding listening and language skills. Independent and group activities with books and stories promote reading readiness. Caregivers create a print rich environment (signs, labels and charts) and provide opportunities for children to draw, paint and engage in writing activities. Children are increasingly involved in helping to set limits for positive and caring behaviors.

  Five Year Old or Kindergartner (5 – 6 years)

Classroom organization, materials and activities support the five year-old’s increased ability to understand written symbols (letters, numbers and some words) and interest in writing. Educational interest centers continue to provide opportunities for hands-on exploration to sharpen observation skills, explore cause and effect, share and play cooperatively with others, plan and carry out a task and engage in independent or group play for an extended period of time. Materials are provided to encourage representation, symbolic play and to practice drawing and writing. Activities are planned to help children learn to follow directions, recall and sequence events, understand measurement, recognize how materials can change, think creatively to solve problems, improve their coordination skills, and use their bodies in challenging outdoor play tasks. Centers which offer a kindergarten program for transitioning children into first grade, follow the school district’s specific goals and assessment requirements.

  School-ages (6 – 12 years)

Classroom space, equipment and materials are organized to support school-agers’ sense of industry and competence and to accommodate the wide range of interests and abilities of six to twelve year-olds. The program provides opportunities for school-agers to pursue their interest, perfect coordination of large and small muscles and perceptual motor coordination, and to learn to work with others. The environment is designed to engage children in activities (arts and crafts, cooking, dramatize play, music, dance, games and sports) they can pursue independently, with a friend, or as a group project. Caregiver integration focuses on helping children set reasonable goals and manageable tasks, guiding them to think about the consequences of their words and actions so as to foster a sense of community.

      Through parent surveys, the Company continually assesses the quality of its education curriculum. These surveys provide the Company with feedback on parent satisfaction with their child’s developmental growth and with the Company’s curriculum, center director and overall quality of the center. Center directors also conduct both formal and informal parent interviews in order to ascertain parent satisfaction levels and address any concerns. Information gained from these interviews is forwarded to the Company’s management for review. The Company also endeavors to provide an exit-survey to parents who stop utilizing its services.

      The Company continues to focus its efforts to accredit many of its centers by the National Association for the Education of Young Children (“NAEYC”) or the National Child Care Association (“NCCA”). The NAEYC and NCCA are national organizations which have established comprehensive criteria for providing quality child care. NAEYC and NCCA have developed and implemented a child care center accreditation process through which child care providers can receive formal, national recognition of their child care program. The Company believes that the review process leading toward accreditation assists the Company in its efforts to continually improve its programs and facilities. The Company shares NAEYC and NCCA’s commitment to provide quality child care and, accordingly continues an aggressive accreditation program.

Products and Services

      General.  The Company’s child care operations consist of an Eastern Region, a Central Region and a Western Region, each headed by a Regional Vice President. These three regions are further divided into 21 areas, each of which is managed by an area manager. Area managers usually oversee from nine to eighteen centers, and are responsible for their operation and performance. Each individual center has a dedicated center director and a staff ranging from 15 to 30 persons. The centers operate year round, five days per week, generally opening at 6:30 a.m. and remaining open until 6:30 p.m. A child may be enrolled in any of a variety of program schedules, from a full-time, five-day-per-week plan to as little as two or three half-days a week. A child attending full-time typically spends approximately 9 hours a day, five days per week, at a center.

      The Company’s current weekly tuition for full-day service typically ranges from $74 to $255, depending on the location of the center and the age of the child. Tuition is generally paid, in advance, on a weekly basis. In addition, parents currently pay an annual registration fee ranging from $25 to $80. The Company generally reviews its tuition rates at least once each year to determine whether rates at a particular center should be changed in light of that center’s competitive environment and financial results.

      Center Operations.  Each center is managed by a director who is supervised by an area manager. The Company places a great deal of emphasis on the recruitment, selection and ongoing training of center directors. Center directors are hired by their respective area manager from a pool of candidates who have undergone an initial psychological profile screen, reference check and criminal background check. All center directors are required by state regulations to have some minimum level of training, which is typically in the form of credit hours from a state approved training agency or an accredited educational institution. The Company prefers that potential directors have a bachelor’s degree in early childhood education, child development or a health related field plus a minimum of two years experience in licensed child care. Many directors are recruited from within the Company and have served as caregivers or assistant directors in one of the Company’s centers. A center director has overall responsibility for the operations of a center including: ensuring that the center is operated in accordance with Company and state licensing standards and operating procedures; providing an educational, caring and safe environment for children and their parents; marketing the Company to parents and otherwise promoting the positive image of the Company in the community. The center directors receive a salary and bonus tied to the performance of their center. Each center director is also responsible for hiring his or her staff, including caregivers.

      The center director assesses and collects tuition and fees. All funds received by each center are deposited in an account established by the Company in a local bank. All payroll and most other center expenses are paid directly by the Company’s corporate office. Basic supplies are purchased by the centers pursuant to national vendor contracts negotiated by the corporate office to take advantage of volume buying discounts and to retain financial controls. Direct expenditures by the centers are limited to miscellaneous operating expenses.

      Area Supervision.  An area manager hires the director of each of his or her centers and is supervised by one of the three Regional Vice Presidents. Area managers also work very closely with other corporate staff members, such as the Director of Real Estate, Vice President-Marketing or Vice President-Human Resources, on such issues as center acquisition and marketing, personnel actions and financial planning.

Additional duties of area managers are to facilitate communications between center directors and the corporate officers, as well as among center directors, and to monitor cost control and revenue generation efforts and licensing compliance. Area managers typically spend 80% of their work time in the centers they supervise. The Company’s area managers have all served as center directors with the Company or within other segments of the child care industry. Area managers receive a salary and bonus tied to the performance of the centers under their supervision.

      Training.  The Company believes that the skills and expertise of the director and staff at each center are among the most significant factors for parents selecting center-based child care programs. In order to enhance the quality of the staff at each center, the Company provides both externally and internally developed training programs for its personnel. It has developed training materials and manuals for its staff on such subjects as interpersonal and business skills, basic financial concepts and marketing, and regularly conducts seminars for its area managers and directors. All management personnel (including area managers, center directors and assistant directors) participate in periodic training programs or meetings and must comply with applicable state and local licensing regulations. Center staff are required to participate in orientation and training sessions. In addition, the Company has developed and implements, on a continuous basis, extensive training programs to prepare and enhance the skills of its caregivers to meet the Company’s internal standards and applicable state licensing requirements.

      Safety.  The Company is committed to the health and safety of the children in its care. To prevent unauthorized persons from entering the center, a majority of the buildings use a double door entrance with a security code and have a centrally monitored security system to protect the center after hours. Each day, children must be signed in and out by parents, legal guardians or an authorized designee of the parent or guardian. All centers have at least one staff member trained in first aid and CPR.

      Center staff members are trained to detect child neglect and abuse, and are required by law and company policy to immediately report all suspected instances. In the rare event that an employee is accused of child neglect or abuse, it is the Company’s policy to place the employee on paid administrative leave pending the results of an independent state agency investigation, in which the Company cooperates fully. No assurances can be made that allegations of child neglect or abuse will not be made in the future. However, allegations of child neglect or abuse against an employee are rare, and in most cases, covered by the Company’s general liability insurance. Since these incidents fall within the insurance policy limits, it is the Company’s position that such occurrences will not materially affect the financial position, results of operations, or cash flow position of the Company. The Company maintains general liability insurance and appropriate umbrella policies in adequate amounts, as described under “Insurance”.

      Financial Planning; Budgeting and Cost Control.  The Company has implemented a program of financial planning and cost control which seeks to maximize operational profit without sacrificing quality child care. This goal is accomplished by actively engaging the area manager and center director in the formulation and implementation of the budget for each center. Under this budgeting process, budgets are initially developed at the center level, with center directors taking an active role in developing and submitting the budget for their respective centers through their area manager and on to the Company’s corporate management for approval. Directors are then responsible for implementing the approved budget and become primarily responsible for the financial performance of the center. In order to encourage profitable performance, the Company has implemented a financial incentive program for meeting or exceeding pre-approved budget goals.

      Facilities.  Most of the Company’s centers are freestanding structures owned or leased by the Company. The Company utilizes prototype buildings designed specifically for each state emphasizing efficiency, lower maintenance costs and enhanced appearance. Depending on the state, these prototype designs contain between 7,900 or 9,800 square feet in a one story, air-conditioned building. The interiors primarily consist of closed classrooms bordering an open area in the middle of the center. Such a design accommodates the desire to allow children the freedom to explore their environment as well as the staff’s need to be able to monitor activities in the classroom. The Company’s centers contain classrooms, recreational areas, a kitchen and bathroom facilities and are typically laid out to accommodate the grouping of children by age or development. Room materials are chosen for their educational value, quality and versatility. The infant/young toddler room features separate, sanitary diaper changing areas. Each facility has a playground designed to accommodate the full range of children attending the center, including an area specifically for infants and toddlers. The whole playground is fenced in for security and organized to provide adequate supervision for every age group. Each center is equipped with a variety of audio-visual aids, educational supplies, games, toys, indoor and outdoor play equipment. In addition, approximately half of the centers are equipped with personal computers and software designed for preschool and school age children. Virtually all of the centers are also equipped with Company-owned or leased vehicles for the transportation of children to and from elementary school and for field trips.

      Licensed capacity generally ranges from 130 to 180 children for the same size building. The capacity variance differs from state to state because of various licensing requirements. The aggregate licensed capacity of the Company’s centers (including those under management contracts) at March 31, 2000 was 37,771 children (or an average of 129 children per center).

      At-Work Sites.  In addition to operating residential child care centers, the Company also managed, at March 31, 2000, 47 child care centers in at-work locations, making it one of the largest providers of at-work child care services. Many of these centers, including those for Schering Plough (a division of the Schering Corporation), Blue Cross Blue Shield of Mississippi and Henry Ford Health Systems, are located on or near the premises of a specific employer and involve varying degrees of involvement from the employer, such as ownership of the premises, minimum enrollment guarantees, the assumption of financial responsibility for the ongoing operations of the center, other management arrangements, or any combination of the above. Other at-work centers are located in office complexes or shopping centers. Historically, public agencies and hospitals have been the principal employers providing or otherwise arranging for child care services for their employees. A number of private sector employers have begun to offer this benefit, as they recognize that reduction of employee absenteeism due to a lack of reliable and available child care can significantly offset the cost to employers of offering such benefits. The Company expects to capitalize on this trend by actively pursuing contracts with employers, as well as acquiring centers that serve particular employers.

Marketing

      The Company believes that the quality of a center’s director, staff, center location, and consistent advertising and marketing are the key components to a successful center. The Company relies heavily on recommendations from current customers as a source of new enrollments. To encourage recommendations, the Company offers a referral bonus to parents and employees of the Company who successfully recommend the Company to others. In addition, the Company advertises through a variety of database direct marketing programs which target parents within a specified radius of each center. The advertising budget is largely spent in the summer months in anticipation of the back-to-school enrollment in new centers. The Company also advertises through direct mail distribution of promotional material in residential areas surrounding a center and through listings in the Yellow Pages and maintains an internet web site. The Company will continue to promote its safe, secure facilities along with its respected curriculum and qualified staff through direct marketing campaigns timed around peak enrollment periods or to support specified programs.

Seasonality

      Generally, the Company’s accounting periods are organized into 13 four-week periods, with 4 four-week periods comprising the first fiscal quarter and 3 four-week periods comprising each of the second, third and fourth fiscal quarters. Consequently, the Company’s quarterly revenues and gross profit results for the first quarter are favorably impacted by the additional four weeks included in such period. Periodically, due to the Company’s closing the fiscal year on the Friday closest to March 31, the Company will have a five-week period in the thirteenth period of its fiscal year. Such was the case for the thirteenth period of the fiscal year ended April 3, 1998. Consequently, the 1998 fiscal year was comprised of 4 four-week periods in the first fiscal quarter, 3 four-week periods in each of the second and third fiscal quarters, and 2 four-week periods and a five-week period in the fourth fiscal quarter.

      In July and August of each year (the last month of the Company’s first fiscal quarter and the first month of the Company’s second fiscal quarter), the Company has historically experienced an enrollment decline. To offset this decline, the Company has successfully implemented and marketed a summer camp program with a new theme and focus each year. As a result of such programming and the timing of the quarters, average weekly revenues by quarter during fiscal 2000 and 1999 were very consistent and not adversely impacted by the normal summer enrollment decline. In addition, new enrollments are generally highest in September and January; accordingly, August and December are traditionally the best months to open new centers. However, with the exception of spring, the Company has demonstrated an ability to successfully open centers throughout the year because of enhanced pre-opening marketing efforts. Total enrollments (and, accordingly, the Company’s results) are typically the strongest in the fourth quarter (which include the months of January, February and March).

      The following table shows certain unaudited financial information for the Company for the interim periods indicated. Quarterly results may vary from year to year depending on the timing and amount of revenues and costs associated with new center development and acquisitions, as well as certain other costs, including the impairment charge of $282,000, which was incurred during the 12 weeks ended January 7, 2000.

	Quarterly Data

	Fiscal 2000

	12 Weeks Ended	12 Weeks Ended	12 Weeks Ended	16 Weeks Ended
	March 31, 2000	January 7, 2000	October 15, 1999	July 23, 1999

	(In thousands, except per share data)

Revenues	$32,364	$28,865	$28,763	$38,744

Gross profit	$4,474	$3,038	$3,548	$5,222

Net income	$1,168	$507	$974	$1,680

Earnings per share — Diluted	$0.23	$0.10	$0.18	$0.31

	Fiscal 1999

	12 Weeks Ended	12 Weeks Ended	12 Weeks Ended	16 Weeks Ended
	April 2, 1999	January 8, 1999	October 16, 1998	July 24, 1998

Revenues	$28,088	$25,524	$25,323	$34,028

Gross profit	$4,401	$3,493	$3,383	$5,145

Net income	$1,600	$939	$914	$1,643

Earnings per share — Diluted	$0.29	$0.17	$0.17	$0.30

      Since the operations of the Company are influenced by general economic conditions, the Company believes that increased labor costs in the past 12-18 months have had a negative effect on its results.

Competition

      The child care and preschool education industry is highly fragmented and competitive and has historically been dominated by small, local nursery schools and child care centers. The Company’s competition consists principally of local nursery schools and child care centers (some of which are non-profit, including church-affiliated centers), providers of services that operate out of homes and other proprietary multi-unit child care center providers some of which are larger and may have substantially greater financial resources than the Company. The largest providers of for-profit child care and preschool education are KinderCare Learning Centers, Inc. and La Petite Academy, Inc. The Company believes it is able to compete favorably with these providers by offering a higher quality level of child care services. This is especially true in competing against local nursery schools, child care centers and in-home providers where the Company is often at a price disadvantage, because these providers generally charge less for their services than the Company charges. Many church-affiliated and other non-profit child care centers have lower rental costs, if any, than the Company and may receive donations or other funding to cover operating expenses. Consequently, operators of such centers often charge tuition rates that are less than the Company’s rates. In addition, fees for home-based care are normally lower than fees for center-based care because providers of home care are not always required to satisfy the same health, safety, insurance or operational regulations as the Company’s centers. The Company competes by hiring and training quality center directors and by offering professionally-planned educational and recreational programs, modern, well-equipped facilities, trained staff and supervisory personnel. In addition, the Company also provides a range of services, including infant and toddler care, drop in service, and the transportation of older children enrolled in the Company’s before and after school program between the Company’s child care centers and schools.

Personnel

      As of March 31, 2000, the Company employed more than 5,000 persons (including part-time and substitute caregivers), of whom 45 are employed at corporate headquarters, 21 are area managers and the remainder are employed at the Company’s child care centers or as local field support personnel. Center employees include center directors and assistant directors, regular full-time and part-time caregivers, substitute caregivers and aides, and other staff, including cooks and van drivers. All center directors and corporate supervisory personnel are salaried; all other employees are paid on an hourly basis. The Company does not have an agreement with any labor union and believes that its relations with its employees are good.

      The Company is also subject to the Fair Labor Standards Act, which governs minimum wages, overtime compensation and working conditions. A portion of the Company’s personnel (estimated to be less than 1% as a percentage of total payroll expense) are paid at the federal minimum wage.

Regulation

      Child care centers are subject to numerous state and local regulations and detailed licensing requirements. Although these regulations vary from jurisdiction to jurisdiction, government agencies generally review, among other things, the adequacy of buildings and equipment, licensed capacity, the ratio of staff to children, staff training, record keeping, the dietary program, the daily curriculum and health and safety standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of centers, and licenses must be renewed periodically. In a few jurisdictions, new legislation or regulations have been enacted or are being considered which establish requirements for employee background checks or other clearance procedures for new employees of child care centers. Repeated failures by a center to comply with applicable regulations can subject it to state sanctions, which might include fines, corrective orders, being placed on probation or, in more serious cases, suspension or revocation of the center’s license to operate. Management believes the Company is in substantial compliance with all material regulations applicable to its business.

      For the fiscal year ended March 31, 2000, approximately 18% of the Company’s revenues were generated from federal child care assistance programs, primarily the Child Care and Development Block Grant and At-Risk Programs. These programs are typically designed to assist low-income families with child care expenses and are administered through various state agencies. Although no federal license is required at this time, there are minimum standards which must be met to qualify for participation in certain federal programs. In addition, the Company participates in the Georgia Prekindergarten Program which provides services for eligible four-year-old children and their families. This resulted in approximately $1,560,000 of revenue during the fiscal year ended March 31, 2000. There is no assurance that funding for such federal and state programs will continue at current levels and a significant reduction in such funding may have an adverse impact on the Company.

      There are certain tax incentives for parents utilizing child care programs. Section 21 of the Internal Revenue Code provides a federal income tax credit ranging from 20% to 30% of certain child care expenses for “qualifying individuals” (as defined therein). The fees paid to the Company for child care services by eligible taxpayers qualify for the tax credit, subject to the limitations of Section 21. The amount of the qualifying child care expenses is limited to $2,400 for one child and $4,800 for two or more children and, therefore, the maximum credit ranges from $480 to $720 for one child and from $960 to $1,440 for two or more children. Tax incentives provided under the Internal Revenue Code are subject to change.

      The Company must also comply with the Americans with Disabilities Act (“ADA”) which prohibits discrimination on the basis of disability in public accommodations and employment. Costs incurred to date by the Company to comply with the ADA have not been significant. A determination that the Company is not in compliance with the ADA, however, could result in the imposition of fines or an award of damages to private litigants, and could require significant expenditures. The Company believes that the majority of its centers are substantially in compliance with all material ADA requirements.

Insurance

      The Company’s insurance program currently includes the following types of policies: workers’ compensation, commercial general and automobile liability, property, excess “umbrella” liability, and a medical payment program for accidents which provides secondary coverage for each child enrolled in a Company center. The policies provide for a variety of coverages and are subject to various limits and deductibles. The workers’ compensation policy requires contributions to a self-insured deduction fund. For fiscal 1999 and 2000, the Company’s policies for workers’ compensation had a deductible of $250,000 per occurrence. The commercial general liability policy includes coverage for child physical and sexual abuse claims, with an annual limit of $1,000,000 per location (including all general liability claims except product liability claims), $1,000,000 per occurrence and $2,000,000 in the aggregate. The Company also has excess “umbrella” coverage, relating to general liabilities including child physical and sexual abuse claims, in the amount of $20,000,000 per year. Management believes that the Company’s current insurance coverages are adequate to meet its needs.

Item 2.  Properties

      The following table shows the locations of the Company’s centers, including those operated under management contracts, as of March 31, 2000 (the numbers in the parentheses reflect the number of centers in that state):

Arizona (26)	New Mexico (1)
California (29)	New York (29)
Florida (15)	North Carolina (10)
Georgia (17)	Ohio (23)
Illinois (6)	Oklahoma (10)
Iowa (3)	Pennsylvania (1)
Maryland/ DC (14)	South Carolina (1)
Michigan (18)	Texas (44)
Mississippi (1)	Virginia (14)
Missouri (4)	Washington (10)
Nevada (7)	Wisconsin (1)
New Jersey (9)

      As of March 31, 2000, the Company operated 293 centers, 232 of which were operated under lease or operating agreements, 53 of which were owned and 8 of which were operated under management contracts. The leases have terms ranging from 1 to 25 years, often with renewal options, with most leases having an initial term of 5 to 20 years. The leases typically require the Company to pay utilities, maintenance, insurance and property taxes and some provide for contingent rentals if the center’s revenues exceed a specified base level. The Company also has 7 leases for its Oxford Learning Centers, with terms ranging from 3 to 5 years.

      As of March 31, 2000, the Company had leases or operating agreements with initial terms (including renewal options) expiring as follows:

Number of
Leases or
Operating
Agreements
Fiscal Year	Expiring

2001-2002	40

2003-2004	26

2005-2008	69

2009 and later	112

      The Company also owns one undeveloped site acquired prior to 1990. This property does not currently fit within the Company’s long-term growth strategy. Accordingly, this site is carried on the Company’s books at fair value less cost to sell in the amount of $65,600 and is held for sale.

      The Company currently leases approximately 10,120 square feet for its corporate offices in Farmington Hills, Michigan.

Item 3.  Legal Proceedings

      The Company is involved from time to time in routine litigation arising out of the ordinary course of its business, most of which is covered by general liability insurance. In management’s opinion, none of the litigation in which the Company is currently involved will have a material effect on its financial condition, results of operations, or cash flows.

Item 4.  Submission of matters to a Vote of Security Holders

      None.

Item 4A.  Executive Officers of the Registrant

      The information regarding executive officers of the Company contained in Item 10 of this Report as it appears in Part III of this Report is incorporated herein by reference.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Common Stock is regularly quoted on the NASDAQ National Market System under the symbol CTIM. The following table sets forth, for the fiscal years ended March 31, 2000, and April 2, 1999, the high and low closing sale prices for the Company’s Common Stock.

	Common Stock
	Sales Prices

	High	Low

Fiscal 2000:

1st Quarter	$15.50	$11.25

2nd Quarter	$15.00	$10.63

3rd Quarter	$13.50	$12.00

4th Quarter	$12.50	$7.13

Fiscal 1999:

1st Quarter	$25.00	$16.00

2nd Quarter	$21.25	$13.25

3rd Quarter	$15.63	$12.88

4th Quarter	$16.75	$12.25

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

      As of June 1, 2000, there were approximately 727 holders of the Company’s Common Stock (including individual participants in security position listings).

Item 6.  Selected Financial Data

      The following table sets forth, for the periods indicated, selected data from the Company’s financial statements. This table and subsequent discussions should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Report.

Childtime Learning Centers, Inc. and Consolidated Subsidiaries

	March 31,	April 2,	April 3,	March 28,	March 29,
	2000	1999	1998	1997	1996
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)

	(Dollars in thousands, except for per share data)

Selected Income Statement Data:

Revenues	$128,736	$112,963	$97,828	$78,634	$65,623

Cost of revenues	112,454	96,541	83,432	66,437	53,951

Gross profit	16,282	16,422	14,396	12,197	11,672

Marketing expenses	1,601	1,455	1,265	1,161	1,038

General and administrative expenses	7,598	6,853	6,193	5,393	5,139

Revaluation of land held for disposal	—	—	—	—	612

Operating income	7,083	8,114	6,938	5,643	4,884

Interest expense	428	312	287	160	1,800

Interest (income)	(157)	(240)	(226)	(189)	(39)

Other (income), net	(117)	(119)	(34)	(399)	(331)

Income before income taxes and extraordinary item	6,929	8,161	6,911	6,071	3,453

Income tax provision	2,600	3,065	2,565	1,751	1,326

Income before extraordinary item	4,329	5,096	4,346	4,320	2,127

Extraordinary item, gain on extinguishment of debt, net of tax	—	—	—	—	148

Net income	$4,329	$5,096	$4,346	$4,320	$2,275

Earnings per share — Basic	$0.82	$0.94	$0.80	$0.80	$0.60

Earnings per share — Diluted	$0.82	$0.93	$0.80	$0.80	$0.60

Selected Balance Sheet Data:

Total assets	$71,174	$62,611	$58,118	$50,286	$44,688

Total debt	$7,985	$2,638	$3,062	$2,272	$1,236

Total shareholder’s equity	$44,939	$46,407	$41,287	$35,489	$31,109

Selected Operating Data:

Number of centers (at end of period)	293	270	242	211	174

Center capacity (at end of period) (1)	36,770	32,832	28,911	24,280	19,922

Average utilization (1)	61.4%	62.0%	62.5%	63.4%	66.5%

(1)	Average utilization is calculated by dividing total child days for a period by the total capacity of the Company’s centers (excluding the capacity of those centers managed by the Company pursuant to management contracts) at the end of such period. Child days are calculated based upon the Company’s standard hours by program (e.g., full-time, before and after, etc.).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      During the past five fiscal years, the Company has increased the number of centers from 148, at the beginning of fiscal year 1996, to 293 at fiscal year end 2000. The Company has achieved this growth through a combination of acquisitions, prototype build-to-suit centers, and new leases. Fiscal year 2000 growth consisted of 38 centers. The additions included 32 acquisitions, 1 management contract, 1 at-work center, 1 new lease, and 3 build-to-suit leased centers. During the fiscal year, the Company also closed 15 centers that no longer met the demographic and growth criteria as contained in its overall growth strategy. These centers were incurring operating losses, therefore the closing of these centers should help future results.

Results of Operations

      The following table sets forth, for the periods indicated, certain items from “Selected Consolidated Financial Data” expressed as a percentage of revenues and the percentage change in the dollar amounts of such items compared to the prior period:

	Percentage of Revenue			Percentage Increase
	Fiscal Year Ended			(Decrease)

	March 31,	April 2,	April 3,	FY00 over	FY99 over
	2000	1999	1998	FY99	FY98
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)

Revenues	100.0%	100.0%	100.0%	14.0%	15.5%

Cost of revenues	87.4%	85.5%	85.3%	16.5%	15.7%

Gross profit	12.6%	14.5%	14.7%	-0.8%	14.1%

Marketing expenses	1.2%	1.3%	1.3%	10.1%	14.9%

General and administrative expenses	5.9%	6.1%	6.3%	10.9%	10.7%

Operating income	5.5%	7.2%	7.1%	-12.7%	17.0%

Interest expense	0.3%	0.3%	0.3%	37.2%	9.0%

Interest (income)	-0.1%	-0.2%	-0.2%	-34.6%	6.3%

Other (income), net	-0.1%	-0.1%	-0.0%	-1.4%	258.3%

Income before income taxes	5.4%	7.3%	7.1%	-15.1%	18.1%

Income tax provision	2.0%	2.7%	2.6%	-15.2%	19.5%

Net income	3.4%	4.5%	4.4%	-15.1%	17.3%

      Fiscal 2000 Compared to Fiscal 1999.  Revenues increased to $128.7 million in fiscal 2000 (52 weeks), from $113.0 million in fiscal 1999 (52 weeks), a 14.0% increase. Centers added during fiscal 2000 and a full year impact of centers opened in fiscal 1999 attributed to a 14.2% increase. An additional an increase of 1.8%, or $2.1 million came from comparable center revenue growth (revenues from centers operating during all of fiscal 2000 and fiscal 1999). However, these increases were offset by 2.3% from centers closed in fiscal 2000. The growth in comparable center revenues resulted from increases in tuition rates, slightly offset by decreased utilization.

      Gross profit decreased to $16.3 million in fiscal 2000 from $16.4 million in fiscal 1999, a decrease of 0.8%. As a percentage of revenues, gross profit decreased to 12.6% in fiscal 2000 from 14.5% in fiscal 1999. The decrease in margin was due to several factors including, certain regional markets falling below enrollment expectations, cost of labor increases, impairment charges and the addition of new centers which experienced initial start up losses early in their operations.

      Marketing expenses increased to $1.6 million in fiscal 2000 from $1.5 million in fiscal 1999, a 10.1% increase. The increase was primarily due to the additional marketing expenses relating to the opening or acquisition of 38 new centers in fiscal 2000 as well as a full year of expense for the 30 new centers opened or acquired in fiscal 1999. As a percentage of revenues, however, marketing expenses decreased to 1.2% in fiscal 2000 from 1.3% in 1999, due primarily to operating leverage provided by higher revenues.

      General and administrative expenses increased to $7.6 million in fiscal 2000, from $6.9 million in 1999, a 10.9% increase. As a percentage of revenues, however, general and administrative expenses decreased to 5.9% in fiscal 2000 from 6.1% in fiscal 1999, due primarily to operating leverage provided by higher revenues.

      Interest expense increased to $0.4 million in fiscal 2000 from $0.3 million in fiscal 1999, primarily due to interest paid on funds borrowed to repurchase shares of the Company’s common stock. As a percentage of revenues, interest expense remained constant at 0.3% in fiscal 2000 and 1999.

      The provision for income tax decreased to $2.6 million (an effective rate of 37.5%) in fiscal 2000 from $3.1 million (an effective rate of 37.6%) in fiscal 1999.

      As a result of the foregoing changes, the Company’s net income was $4.3 million, or 3.4% of revenues, in fiscal 2000 as compared to $5.1 million, or 4.5% of revenues, in fiscal 1999.

      Fiscal 1999 Compared to Fiscal 1998.  Revenues increased to $113.0 million in fiscal 1999 (52 weeks), from $97.8 million in fiscal 1998 (53 weeks), a 15.5% increase. Of that increase, 14.7% came from centers added during fiscal 1999 and from the full year impact of centers opened in fiscal 1998. The remaining increase came from comparable center revenue growth (revenues from centers operating during all of fiscal 1999 and fiscal 1998), partially offset by centers closed in fiscal 1999. Comparable center revenue growth was 1.2%, or $1.2 million over last year’s comparable center revenues. This growth in comparable center revenues resulted primarily from increases in tuition rates. The Company’s fiscal 1998 revenues, however, benefited from an additional week of revenue (2,068,000) as a result of the Company’s policy to utilize a 52-53 week fiscal year ending on the Friday closest to March 31.

      Gross profit increased to $16.4 million in fiscal 1999 from $14.4 million in fiscal 1998, an increase of 14.1%. As a percentage of revenues, gross profit decreased to 14.5% in fiscal 1999 from 14.7% in fiscal 1998. This decrease in margin was primarily due to the Company continuing to add new centers, which early in their operations will experience initial start up costs, operating losses and/or low margins. In addition, in fiscal 1998 the Company benefited from an additional week of gross profit as a result of the Company’s policy to utilize a 52-53 week fiscal year ending on the Friday closest to March 31.

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

      Other income increased to $0.1 million in fiscal 1999 from $0.03 million in fiscal 1998. This increase is due to the Company’s early retirement of certain acquisition debt that resulted in a gain of approximately $82,000.

      The provision for income tax increased to $3.1 million (an effective rate of 37.6%) in fiscal 1999 from $2.6 million (an effective rate of 37.1%) in fiscal 1998.

      As a result of the foregoing changes, the Company’s net income was $5.1 million, or 4.5% of revenues, in fiscal 1999 as compared to $4.3 million, or 4.4% of revenues, in fiscal 1998.

Liquidity and Capital Resources

      The Company’s primary cash requirements during fiscal 2000 were repurchase of the Company’s common stock, new center expansion (through development of build-to-suit centers, new leases and acquisitions), maintenance of existing centers, and the repayment of debt and related interest. The Company’s primary cash requirements for fiscal 2001 will be the maintenance of existing centers, repayment of debt and related interest, its new center expansion program, its investment in the new tutorial venture with OLCC and other potential ventures. As a result of the Company’s stock repurchase program and its pursuit of quality acquisitions, the Company has increased the availability on its line of credit from $5,000,000 to $7,500,000 effective December 6, 1999. The Company believes that operating cash flows, together with amounts available under the unsecured revolving line of credit facility will be sufficient to satisfy the Company’s anticipated cash requirements on both a short-term and long-term basis.

      Due to the balance sheet impact of the Company’s stock repurchase plan, which was completed during the fiscal year ending March 31, 2000, the primary lender approved the appropriate change to the “Total Liabilities to Tangible Net Worth” covenant of the February 1, 1996 credit agreement. This change, made after the fiscal year 2000 close, was effective March 31, 2000, concurrent with the end of the fiscal year.

      During fiscal year 2000, the Company reached a maximum borrowing of $4,359,000 under the credit agreement, compared to no borrowings for fiscal year 1999. However, after subsequent repayments, the balance as of March 31, 2000 was $1,358,000.

      During fiscal 2000, $7.5 million of net cash provided by operations, $5.8 million of existing cash balances, $3.5 million in unfunded checks (see Item 12 to the Company’s Notes to Consolidated Financial Statements), $1.4 million of net borrowings on the line of credit and $0.7 million of proceeds on the sale of assets (primarily from the sale of land held for disposal), were principally used for investment in capital expenditures totaling $6.9 million (to add 38 centers, make capital improvements to existing centers, and upgrade information technology systems), the repurchase of 500,000 shares of common stock ($5.8 million), payments on long-term debt ($2.3 million), and the net funding of reimbursable construction costs related to certain new build centers ($1.1 million). The Company incurred additional seller-financed notes payable of approximately $6,284,000 during fiscal 2000 relating to the acquisition of centers.

      Expenditures related to information technology systems were part of management’s five-year information system plan to accommodate the growth of the Company for the next five to ten years. In connection with this plan, the Company purchased and capitalized financial software upgrades and related hardware of approximately $144,000 during fiscal 1998, $163,000 during fiscal 1999, and $228,000 during fiscal 2000. As of March 31, 2000, the Company has completed the majority of the hardware and software purchases and future costs related to the information system plan will primarily consist of training costs, which are estimated to be approximately $100,000 and will be completed during the next 12 to 18 months.

      Net accounts receivable increased to $4.2 million at March 31, 2000, from $3.1 million at April 2, 1999. This increase was principally due to increased participation in federal child care assistance programs and general growth in revenues. Reimbursable construction costs increased to $1.3 million at March 31, 2000, from $0.2 million at April 2, 1999.

      The Company from time to time enters into contractual arrangements with general contractors for the construction of build-to-suit centers. The Company’s Director of Real Estate Development and staff oversee the design and construction of the new build centers and pay the periodic contractual construction draws to the general contractor as well as other developmental costs incurred. The Company then periodically throughout the construction phase requests reimbursement for the construction draws and development costs from the property owner/landlord with which the Company has a contractual leaseback arrangement. The Company has various legal remedies available pursuant to construction agreements to minimize the risk of non-reimbursement as well as holding a security interest in the building during the construction phase.

      Accrued wages and payroll taxes increased to $3.5 million at March 31, 2000, from $2.8 million at April 2, 1999. This was primarily due to an increase in the payroll costs of operating 293 centers at the end of fiscal 2000 compared to 270 at the end of fiscal 1999.

      During fiscal 2000, the Company opened or acquired 38 centers, consisting of 4 build-to-suit centers or new leases, with the balance coming from acquisitions. Typically, the cash required to open a build-to-suit center, including capital expenditures for lease improvements and initial start-up costs, is approximately $110,000, with each center experiencing additional cash requirements of approximately $50,000 during its first six to nine months of operation. The costs for the Company’s acquisitions vary considerably depending, in part, upon the profitability and maturity of the centers to be acquired, as well as their size and number. The Company has historically targeted an acquisition price ranging from $100,000 to $330,000 per center and provides for cash down payments generally ranging from 30% to 70% of the acquisition price. On occasion, the Company has been required to invest an additional $10,000 to $50,000 to bring certain acquired centers up to the Company’s standards.

      During fiscal year 2001, as a result of the Company’s increased focus on improving existing centers and expanding its OLCA tutorial program, the Company does not plan to open or acquire as many centers as has been the historical practice. However, the Company still estimates opening or acquiring at least 20 child care centers. While the financial impact of acquired centers will vary with the economic impact and size of each transaction, the Company’s build-to-suit cash requirements per center should not change substantially from prior years. Additionally, the Company plans to continue to expand its OLCA tutorial programs and estimates opening 10 to 15 new OLCA locations during fiscal year 2001. The Company’s estimated total cash requirements for center expansion, expansion of the OLCA programs, and ongoing maintenance of existing centers should approximate $7.2 million in fiscal 2001. An acquisition of a larger multi-unit operator could increase these cash requirements.

New Accounting Pronouncements and Reclassifications

      The Financial Accounting Standards Board (“FASB”) has recently issued two new accounting pronouncements. SFAS No. 133, issued in June 1998 regarding the “Accounting for Derivative Instruments and Hedging Activities”, requires that all derivative instruments be recorded on the balance sheet at fair value. In June 1999, FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133”, which defers the effective adoption date of the SFAS No. 133 to January 1, 2001. The Company does not believe that it will be affected by either pronouncement.

Year 2000 Date Conversion

      The Year 2000 Issue is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company’s computer programs with date-sensitive functions were not Year 2000 compliant, they may have recognized a date using “00” as the Year 1900, rather than the Year 2000. This issue could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, the temporary inability to process transactions.

      During 1999, the Company identified and contacted its subsidy/funding providers, major vendors and financial service organizations to determine the extent to which the Company’s operations and interface systems would have been vulnerable if those third parties’ failed to remedy their Year 2000 Issues. The Company has not experienced any disruptions contingent upon the Year 2000 issue, nor does it foresee any, but will continue to monitor these items for any irregularities that may occur.

Effect of Inflation

      The Company does not believe that general inflation has had an overall material effect on the results of its operations over the past three fiscal years.

Item 8.  Financial Statements and Supplementary Data

      The financial statements and supplementary data required by this Item are included in the Consolidated Financial Statements set forth on pages F-1 through F-14, attached hereto and found following the signature page of this Report.

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      Set forth below is certain information with respect to the executive officers of the Company.

Name	Age	Position

Harold A. Lewis	54	President and Chief Executive Officer

Michael M. Yeager	41	Vice President, Chief Financial Officer Secretary and Treasurer

Cherie M. King	43	Vice President — Central Region

Deborah D. Ludwig	46	Vice President — Eastern Region

Kathryn C. Peel	50	Vice President — Human Resources

William H. Van Huis	43	Vice President — Marketing

Taylor V. Ward	46	Vice President — Western Region

      Six of the executive officers of the Company have held the positions with the Company set forth above since the Company’s incorporation in November 1995. Kathryn C. Peel was appointed as an executive officer in August 1997. Cherie M. King was appointed as an executive officer in January 1999. In addition, each has served in the following positions:

      Harold A. Lewis has been the President and Chief Executive Officer and a director of Childtime Childcare, Inc. since August 1991. From 1990 to 1991, he was Chief Operating Officer International Operations of U.S. Travel Systems, Inc., a national, multi-unit travel company headquartered in Rockville, Maryland. From 1989 to 1990, Mr. Lewis was Chief Operating Officer of U.S. Travel Systems, Inc. Mr. Lewis’ previous experience includes 14 years with The Dun & Bradstreet Corporation in New York, including as President of one of its subsidiaries, Thomas Cook Travel USA, a national multi-unit travel company. Mr. Lewis serves on the Dean’s Executive Council at the Frank G. Zarb School of Business at Hofstra University and serves as a director of Caproc L.L.C., a firm specializing in the acquisition, development, and management of real estate. Mr. Lewis holds a BBA from Hofstra University and an MBA from New York University.

      Michael M. Yeager has served as Chief Financial Officer, Secretary and Treasurer of Childtime Childcare, Inc. since April 1991. From 1987 until he joined the Company, Mr. Yeager held various executive level positions, including Chief Financial Officer and Director of International Operations and Regional Controller, for Domino’s Pizza Distribution Corporation, located in Ann Arbor, Michigan, a multi-unit food manufacturer and distributor. Mr. Yeager, a certified public accountant, has a BA from Albion College.

      Cherie M. King has been the Vice President–Central Region of Childtime Childcare, Inc. since January 1999. Ms. King served as an Area Manager for Childtime from August 1993 to her present promotion where she covered areas from Oklahoma to Texas and was instrumental in growing the two states from 12 centers to 54 centers. During her 22–year career in child care, she has also worked as a Director of several centers achieving NAEYC Accreditation, as a District Manager for Kids At Work where she developed and opened corporate child care centers, and as a District Manager for KinderCare Learning Centers in Arizona. Ms. King’s educational background is in business and sociology.

      Deborah D. Ludwig has been the Vice President-Eastern Region of Childtime Childcare, Inc. since June 1992 and served as Executive Vice President and General Manager of Childtime Childcare, Inc. from July 1990 to June 1992. Ms. Ludwig also served as a director of Childtime Childcare, Inc. from July 1990 until November 1995. She has a 25-year career in child care with the Company and its predecessor, GCC. Ms. Ludwig holds a BA from the University of Michigan.

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

      William H. Van Huis has been the Vice President of Marketing of Childtime Childcare, Inc. since November 1990. In addition to supervising the marketing and advertising of the Company’s centers, Mr. Van Huis is also responsible for developing employer-sponsored child care locations. From 1986 to 1990, Mr. Van Huis was National Marketing Manager for Ziebart International Corporation/ TKD North America, an automotive aftermarket firm located in Troy, Michigan. He holds a BA from Michigan State University.

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

      Additional information required by this Item will be contained in the 2000 Proxy Statement of the Company under the caption, “Election of Directors,” and is incorporated herein by reference.

Item 11.  Executive Compensation

      Information required by this Item will be contained in the 2000 Proxy Statement of the Company under the captions, “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Committees of the Board of Directors” and “Director Compensation,” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information required by this Item will be contained in the 2000 Proxy Statement of the Company under the captions, “Election of Directors” and “Principal Shareholders,” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      Information required by this Item will be contained in the 2000 Proxy Statement under the caption, “Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference.

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

3. Exhibits

      The exhibits filed with this Report are listed on the “Exhibit Index” on pages E-1 through E-2.

      (b)  Reports on Form 8-K

      No current Reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended March 31, 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 13, 2000.

CHILDTIME LEARNING CENTERS, INC.

Dated: June 13, 2000

By:	/s/ HAROLD A. LEWIS

Harold A. Lewis,
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on June 13, 2000.

Signature	Title

/s/ HAROLD A. LEWIS Harold A. Lewis	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ MICHAEL M. YEAGER Michael M. Yeager	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ MILTON H. DRESNER Milton H. Dresner	Director
/s/ JASON K. FELD Jason K. Feld	Director
/s/ JAMES W. GEISZ James W. Geisz	Director
/s/ BENJAMIN R. JACOBSON Benjamin R. Jacobson	Director
/s/ GEORGE A. KELLNER George A. Kellner	Director
/s/ LEONARD C. TYLKA Leonard C. Tylka	Director

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

      The following consolidated financial statements of Childtime Learning Centers, Inc. are referred to in Item 8:

Pages

Report of Independent Accountants	F-2

Financial Statements:

Consolidated Balance Sheet	F-3

Consolidated Statement of Income	F-4

Consolidated Statement of Changes in Common Stock Purchase Warrant and Shareholders’ Equity	F-5

Consolidated Statement of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 - F-15

The following consolidated financial statement schedule of Childtime Learning Centers, Inc. is included herein:

Schedule II — Valuation and qualifying accounts	S-1

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Accountants

To the Board of Directors and Shareholders of

Childtime Learning Centers, Inc. and Subsidiaries:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 22 present fairly, in all material respects, the financial position of Childtime Learning Centers, Inc. and Subsidiaries (the “Company”) at March 31, 2000 and April 2, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 22, these financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

May 31, 2000

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	March 31,	April 2,
	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$2,704,465	$5,843,329

Accounts receivable, less allowance for doubtful accounts of $295,000 and $255,000, respectively	4,216,880	3,126,072

Reimbursable construction costs	1,279,348	158,249

Prepaid expenses and other	2,547,200	2,198,272

Deferred income taxes	1,437,000	1,100,000

Total current assets	12,184,893	12,425,922

Land, buildings and equipment:

Land	9,930,239	9,935,000

Buildings	19,232,936	19,010,848

Vehicles, furniture and equipment	11,954,127	10,379,719

Leasehold improvements	8,072,998	6,766,398

	49,190,300	46,091,965

Less accumulated depreciation and amortization	(12,410,551)	(10,718,523)

	36,779,749	35,373,442

Land held for disposal	65,600	512,450

	36,845,349	35,885,892

Other noncurrent assets:

Intangible assets, net	21,131,029	13,350,826

Refundable deposits and other	1,012,254	948,067

Total assets	$71,173,525	$62,610,707

LIABILITIES

Current liabilities:

Revolving line of credit	$1,357,800	$—

Current maturities of long-term debt	2,413,063	746,502

Accounts payable	5,220,182	1,607,573

Accrued wages and payroll taxes	3,477,878	2,753,769

Accrued vacation	1,214,755	971,804

Other current liabilities	3,473,891	3,647,344

Total current liabilities	17,157,569	9,726,992

Long-term debt	4,214,146	1,891,857

Deferred rent liability	1,129,153	1,178,617

Deferred income taxes	3,734,000	3,406,000

Total liabilities	26,234,868	16,203,466

SHAREHOLDERS’ EQUITY

Common stock, 10,000,000 shares authorized, no par value; 4,931,655 and 5,431,655 outstanding, respectively	27,996,180	30,836,180

Preferred stock, 1,000,000 shares authorized, no par value; no shares issued or outstanding	—	—

Retained earnings	16,942,477	15,571,061

Total shareholders’ equity	44,938,657	46,407,241

Total liabilities and shareholders’ equity	$71,173,525	$62,610,707

The accompanying notes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Years Ended

	March 31,	April 2,	April 3,
	2000	1999	1998

Revenues	$128,736,444	$112,962,784	$97,827,659

Cost of revenues	112,454,360	96,541,248	83,431,931

Gross profit	16,282,084	16,421,536	14,395,728

Marketing expenses	1,601,082	1,454,358	1,265,356

General and administrative expenses	7,598,437	6,853,303	6,192,608

Operating income	7,082,565	8,113,875	6,937,764

Interest expense	428,476	312,191	286,514

Interest income	(157,389)	(240,644)	(226,375)

Other income, net	(117,339)	(119,032)	(33,217)

Income before income taxes	6,928,817	8,161,360	6,910,842

Income tax provision	2,600,000	3,065,000	2,565,000

Net income	$4,328,817	$5,096,360	$4,345,842

Earnings per share:

Basic	$0.82	$0.94	$0.80

Diluted	$0.82	$0.93	$0.80

The accompanying notes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCK PURCHASE WARRANT
AND SHAREHOLDERS’ EQUITY

		Sha		reholders’ Equity
	Common
	Stock	Common Stock
	Purchase			Subscriptions	Retained
	Warrant	Shares	Amount	Receivable	Earnings	Total

Balances, March 28, 1997	1,440,000	5,227,811	$29,363,816	$(3,441)	$6,128,859	$35,489,234

Collection of subscriptions receivable	—	—	—	3,441	—	3,441

Exercise of purchase warrant	(1,440,000)	201,511	1,448,061	—	—	1,448,061

Net income	—	—	—	—	4,345,842	4,345,842

Balances, April 3, 1998	0	5,429,322	30,811,877	0	10,474,701	41,286,578

Shares issued under stock plans		2,333	24,303	—	—	24,303

Net income	—	—	—	—	5,096,360	5,096,360

Balances, April 2, 1999	0	5,431,655	30,836,180	0	15,571,061	46,407,241

Repurchase of common stock		500,000	(2,840,000)	—	(2,957,401)	(5,797,401)

Net income	—	—	—	—	4,328,817	4,328,817

Balances, March 31, 2000	$0	4,931,655	$27,996,180	$0	$16,942,477	$44,938,657

The accompanying notes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Years Ended

	March 31,	April 2,	April 3,
	2000	1999	1998

Cash flows from operating activities:

Net income	$4,328,817	$5,096,360	$4,345,842

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3,423,233	2,861,480	2,393,689

Deferred rent liability	(49,464)	(96,383)	400,000

Deferred income taxes	(9,000)	(68,000)	(220,000)

(Gain) losses and provisions for losses on land, buildings, equipment, and intangible assets and land held for disposal	294,583	(11,912)	(8,454)

Changes in assets and liabilities providing (consuming) cash:

Accounts receivable	(1,090,808)	(640,261)	(544,752)

Prepaid expenses and other assets	(348,928)	(344,460)	(441,539)

Accounts payable, accruals, and other current Liabilities	949,709	(195,031)	2,463,370

Net cash provided by operating activities	7,498,142	6,601,793	8,388,156

Cash flows from investing activities:

Expenditures for land, buildings and equipment	(3,663,984)	(3,244,799)	(2,464,472)

Expenditures for reimbursable construction costs	(2,659,854)	(4,663,361)	(4,174,674)

Acquisition of intangible assets	(3,234,672)	(2,712,159)	(2,312,408)

Proceeds from sales of land, buildings, equipment and intangible assets	724,683	1,103,263	118,717

Payments for refundable deposits and other assets	(64,187)	(236,921)	(120,674)

Net cash used in investing activities	(8,898,014)	(9,753,977)	(8,953,511)

Cash flows from financing activities:

Net borrowings on revolving line of credit	1,357,800	—	—

Changes in book overdraft	3,456,507	—	—

Payments on long-term debt	(2,294,653)	(2,005,712)	(897,231)

Repayments of reimbursable construction costs	1,538,755	5,435,800	3,259,032

Repurchase of common stock	(5,797,401)	—	—

Issuance of shares, net of subscriptions receivable	—	24,303	11,502

Net cash provided by financing activities	(1,738,992)	3,454,391	2,373,303

Net increase in cash and cash equivalents	(3,138,864)	302,207	1,807,948

Cash and cash equivalents, beginning of year	5,843,329	5,541,122	3,733,174

Cash and cash equivalents, end of year	$2,704,465	$5,843,329	$5,541,122

The accompanying notes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Principles of Consolidation and Corporate Organization:

      The consolidated financial statements include the accounts of Childtime Learning Centers, Inc. and its wholly owned subsidiaries (together referred to as the “Company”). All significant intercompany transactions have been eliminated. The Company began operations in 1967. Childtime Learning Centers, Inc. was incorporated on November 2, 1995 and completed its initial public offering on February 2, 1996. As of March 31, 2000, the Company provides for-profit child care through 293 child care centers located in 23 states and the District of Columbia, and also operates seven Oxford Learning Centers, a subsidiary, all located in Michigan.

2.  Summary of Significant Accounting Policies:

      a.  Fiscal Year:  The Company utilizes a 52-53 week fiscal year (comprised of 13 four-week periods), ending on the Friday closest to March 31. The fiscal year ended April 3, 1998 contained 53 weeks, while fiscal years ended March 31, 2000, and April 2, 1999 contained 52 weeks.

      b.  Land, Buildings and Equipment:  Land, buildings and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets (generally 40 years for buildings and between 3 and 15 years for vehicles, furniture and equipment). Leasehold improvements are recorded at cost and amortized on a straight-line basis over the lesser of the estimated useful life of the leasehold improvement or the life of the lease. Land held for disposal is carried at its estimated fair value less cost to sell. Gains and losses on sales and retirements are included in the determination of the results of operations. Maintenance and repair costs and preopening costs for new centers are charged to operating expense in the period incurred.

      c.  Deferred Financing Costs:  Costs related to incurring debt are deferred and amortized over the life of the underlying indebtedness. Accumulated amortization at March 31, 2000 and April 2, 1999 was $20,660 and $20,606, respectively. As of March 31, 2000, the costs related to incurring debt have been fully amortized.

      d.  Intangible Assets:  Intangible assets represent principally the unamortized excess of the cost of acquiring Childtime (by the predecessor of Childtime Learning Centers, Inc.) and other acquisitions of existing child care facilities over the fair values of the companies’ net tangible assets at the dates of acquisition. The intangible assets are being amortized using a straight-line method over various periods, but primarily over 15 years, with such amortization expense included in cost of revenues. Accumulated amortization at March 31, 2000 and April 2, 1999 was $4,469,483 and $3,265,781, respectively.

      e.  Impairment of Long-Lived Assets:  The Company periodically assesses the recoverability of the unamortized cost of acquired assets in excess of fair value based on a review of projected undiscounted cash flows of the related centers. These cash flows are prepared and reviewed by management in connection with the Company’s annual long-range planning process. Once the Company has utilized its resources in order to make the center profitable, without current success, and the unamortized cost of acquired assets are deemed to provide no future benefit, the Company records an impairment loss for the entire carrying amount of the non-transferable assets. At March 31, 2000, the Company recorded an impairment loss of $231,007 for a loss on intangible assets and $50,884 for a loss on tangible property. The loss is recorded under the Costs of revenues caption in the Consolidated Statement of Income.

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

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Summary of Significant Accounting Policies — (Continued)

      h.  Financial Instruments:  In management’s opinion, the carrying values of cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these instruments. The carrying values of long-term debt approximate fair value based on the current borrowing rates for similar instruments.

      i.  Risk Concentration:  Accounts receivable is the principal financial instrument which subjects the Company to concentration of credit risk. Concentration of credit risk is somewhat limited due to the Company’s large number, diversity and dispersion of customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable.

      Revenues from federal child care assistance programs represent a significant portion of total revenues. For fiscal 2000, 1999 and 1998, federal assistance revenues were approximately $23,300,000 (18 percent), $18,200,000 (16 percent) and $13,200,000 (14 percent), respectively.

      In connection with certain build-to-suit centers to be leased, the Company enters into arrangements, whereby the Company accumulates costs during the construction process and is then reimbursed by the developer. The Company has various legal remedies available pursuant to the construction agreements to minimize the risk of nonreimbursement. For the years ended March 31, 2000, April 2, 1999 and April 3, 1998, the Company financed construction costs of $2,659,854, $4,663,361 and $4,174,674, respectively. Related repayments received under reimbursement agreements were $1,538,755, $5,435,800 and $3,259,032 for the years then ended.

      j.  Common Stock Repurchase:  During fiscal 2000, the Company’s board of directors authorized the repurchase of up to 500,000 shares of the Company’s common stock. As of March 31, 2000 the Company has purchased all 500,000 shares at a total cost of $5,797,401. The Company’s repurchase of shares is recorded as a charge against common stock in an amount equal to the average paid in capital per share, multiplied by the number of shares repurchased. The excess of the aggregate repurchase price over the amount charged against common stock is charged against retained earnings. During fiscal 2000, $2,957,401 was charged against retained earnings.

      k.  Common Stock Purchase Warrant:  The common stock purchase warrant was initially recorded at its estimated fair value at the date of issuance, July 9, 1990. The Company’s policy was to record changes in the estimated fair value of the common stock purchase warrant only to the extent it exceeded the carrying value for the periods in which the former lender had the right to “put” the common stock purchase warrant to the Company. During fiscal 1998, the former lender exercised its right to require the Company to convert the warrant to 201,511 common shares represented by this warrant. In addition, the former lender has the right to require the Company to register these shares under the Securities Exchange Act of 1934.

      l.  Common Stock and Earnings Per Share:  All earnings per share amounts have been presented, and where necessary, restated to conform with the requirements of SFAS 128, “Earnings Per Share.” The common stock purchase warrant (201,511 shares) is treated as a common stock equivalent prior to exercise in 1998 and, accordingly, has been included in common shares outstanding for all periods presented. A reconciliation of the denominators used in the basic and diluted EPS calculation follows:

	March 31,	April 2,	April 3,
	2000	1999	1998

Denominator:

Weighted average shares outstanding EPS, basic	5,251,438	5,429,785	5,429,322

Incremental shares from assumed conversion of options	19,793	48,292	21,063

Weighted average shares outstanding EPS, diluted	5,271,231	5,478,077	5,450,385

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Summary of Significant Accounting Policies — (Continued)

      m.  Revenue Recognition: Substantially all of the Company’s revenues are derived from providing child care services through residential and at-work centers. All revenues are recognized as the service is provided. For services provided to employers under short-term (1-5 years) management contract arrangements where the employer assumes financial responsibility for the ongoing operations, only the management fee is recorded as revenue. Management contracts generally call for reimbursement of all operational costs of the center plus a management fee, negotiated based on center size, as well as various operational and financial considerations.

      n.  Pre-Opening Costs: Pre-opening costs are expensed as incurred.

      o.  Advertising Expenses: Yellow pages advertising is paid in advance and recorded as a prepaid expense which is amortized over the one year publication period. Direct mailing costs are incurred at various times during the fiscal year and are expensed over the period in which revenues are generated and recognized (generally measured in months and less than one year). All other marketing costs are treated as period expenses and, accordingly, are directly expensed in the period incurred. As of March 31, 2000, the Company recorded prepaid yellow pages and prepaid direct mailing costs of $383,246 and $74,913, respectively.

      p.  Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      q.  Reclassifications: Certain amounts for the fiscal years ended April 2, 1999 and April 3, 1998 have been reclassified to conform to the presentation adopted in fiscal 2000.

3.  Acquisitions:

      The Company completed 32 center acquisitions during fiscal 2000 from various independent child care providers for an aggregate of approximately $3,614,000 in cash and $6,284,000 in seller-financed debt. Approximately $9,085,000 of intangible assets were recorded as a result of the fiscal 2000 acquisitions. The Company completed 22 center acquisitions during fiscal 1999 from various independent child care providers for an aggregate of approximately $3,018,000 in cash and $1,583,000 in seller-financed debt. Approximately $4,039,000 of intangible assets were recorded as a result of the fiscal 1999 acquisitions. The results of operations of the acquired centers have been included in the consolidated results of the Company (accounted for under the purchase method) from their respective acquisition dates.

      The following unaudited pro forma information assumes that all fiscal 2000 and 1999 acquisitions occurred at the beginning of each of the fiscal years. Pro forma information is based upon certain assumptions and estimates, including interest expense on debt assumed (ranging from 7.75 percent to 9.0 percent); depreciation and amortization charges based on the new accounting basis for assets acquired; and the related income tax effect and do not necessarily represent results which would have occurred if the acquisitions had taken place as assumed above, nor are they necessarily indicative of future results.

	Year Ended March 31, 2000		Year Ended April 2, 1999

	Historical	Pro Forma	Historical	Pro Forma

		(Unaudited)		(Unaudited)

Revenue	$128,736,444	$139,156,898	$112,962,784	$118,394,394

Net income	4,328,817	4,389,463	5,096,360	5,038,078

Earnings per share, diluted	$0.82	$0.83	$0.93	$0.92

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Other Current Assets and Liabilities:

      Other current assets and liabilities are composed of the following:

	March 31,	April 2,
	2000	1999

Prepaid expenses and other current assets:

Prepaid rent	$1,412,128	$1,181,303

Other	1,135,072	1,016,969

	$2,547,200	$2,198,272

Other current liabilities:

Unearned revenue	$801,446	$746,921

Accrued workers’ compensation expense (net of $1,033,316 and $512,299 of advance deposits held by insurance company at March 31, 2000 and April 2, 1999, respectively)	330,347	804,384

Other	2,342,098	2,096,039

	$3,473,891	$3,647,344

5.  Financing Arrangements:

      Financing arrangements consist of the following:

	March 31,	April 2,
	2000	1999

Note payable to a corporation resulting from an acquisition, interest at prime (9.0 percent at March 31, 2000), quarterly principal payments of $100,000 plus interest, remaining balance payable January 2005.	$1,900,000	$0

Note payable to a corporation resulting from an acquisition, interest at prime (9.0 percent at March 31, 2000), quarterly principal payments of $54,688, plus interest, remaining principal balance payable April 2001.	875,000	0

Notes payable to various entities and individuals resulting from acquisitions, interest at various fixed rates ranging from 7.75 to 8.5 percent and variable rates ranging from prime (9.0 percent at March 31, 2000 and 7.75 percent at April 2, 1999) to prime plus 1 percent, various payment terms with original maturities ranging from one to seven years	3,852,209	2,638,359

	6,627,209	2,638,359

Less current maturities of long-term debt	2,413,063	746,502

	$4,214,146	$1,891,857

      At March 31, 2000, aggregate principal payments due on the long-term debt over the next four years and thereafter are as follows:

2001	$2,413,063

2002	1,441,177

2003	1,255,278

2004	791,091

2005 and thereafter	726,600

$6,627,209

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Financing Arrangements — (Continued)

      At March 31, 2000, the Company’s revolving line of credit is unsecured and provides for borrowings up to $7,500,000, with interest payable monthly at a variable rate, at the Company’s option, based on either the prime rate (9 percent at March 31, 2000) or the Eurodollar rate. Under the line of credit, there were outstanding borrowings of $1,357,800 at March 31, 2000 and no borrowings at April 2, 1999. For the year ended March 31, 2000, the average borrowings on the line of credit were in the amount of $1,490,826, with an average interest rate of 8.71 percent. Outstanding letters of credit further reduced the availability under the line of credit in the amount of $2,972,498 at March 31, 2000 and $1,149,668 at April 2, 1999. Under this agreement, the Company is required to maintain certain financial ratios and other financial conditions, the most restrictive of which requires the Company to maintain certain debt-to-equity ratios, a minimum fixed charge coverage and a minimum amount of tangible net worth. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets and transactions with affiliates.

      In connection with obtaining original acquisition financing in 1990, the Company issued a common stock purchase warrant to the former lender which entitled the former lender to purchase 201,511 shares of common stock. A fair value of $806,044 was originally ascribed to the common stock purchase warrant. Until January 5, 1996, the former lender had the right to “put” the common stock purchase warrant to the Company at a price equal to the fair value or book value of the common stock purchase warrant as defined in the Agreement. The Company also had the right to call the common stock purchase warrant under similar terms. During fiscal 1998, the former lender exercised its right to require the Company to convert the warrant to 201,511 common shares. In addition, the former lender has the right to require the Company to register these shares under the Securities Exchange Act of 1934.

6.  Income Taxes:

      The income tax provision on income before income taxes and extraordinary item reflected in the consolidated statement of income consists of the following:

	March 31,	April 2,	April 3,
	2000	1999	1998

Current:

Federal	$2,440,000	$2,726,000	$2,366,000

State and local	169,000	407,000	419,000

	2,609,000	3,133,000	2,785,000

Deferred:

Federal	(8,000)	(60,000)	(213,000)

State and local	(1,000)	(8,000)	(7,000)

	(9,000)	(68,000)	(220,000)

	$2,600,000	$3,065,000	$2,565,000

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Income Taxes — (Continued)

      Differences between the income tax provision on income before income taxes reflected in the statement of income and that computed by applying the statutory federal income tax rate are attributable to the following:

	March 31,	April 2,	April 3,
	2000	1999	1998

Income tax provision at the statutory federal rate	$2,356,000	$2,775,000	$2,350,000

State and local taxes, net of federal tax benefit	111,000	263,000	272,000

Other	133,000	27,000	(57,000)

	$2,600,000	$3,065,000	$2,565,000

      Temporary differences and carryforwards which give rise to deferred tax assets and (liabilities) are as follows:

	Fiscal Years

	March 31,	April 2,	April 3,
	2000	1999	1998

Deferred tax asset:

Provision for bad debt balance	$114,000	$98,000	$87,000

Vested and non-vested vacation balance	469,000	375,000	353,000

Workers compensation accrual	526,000	508,000	373,000

Capital loss carryforwards	361,000	162,000	221,000

All other	(33,000)	(43,000)	(89,000)

Provision for estimated expenses	$1,437,000	$1,100,000	$945,000

Deferred tax liability:

Basis and depreciation differences of property	$(4,218,000)	$(3,909,000)	$(3,859,000)

Straight-line rent	484,000	503,000	540,000

	(3,734,000)	(3,406,000)	(3,319,000)

Net deferred tax liability	$(2,297,000)	$(2,306,000)	$(2,374,000)

      The Company has capital loss carryforwards which will expire as follows: March 30, 2001, $351,000; March 29, 2002, $74,000; March 28, 2003, $58,000; and April 1, 2005, $451,000.

7.  Leases:

      The Company leases certain land and buildings, primarily children’s centers and vehicles, under noncancelable operating leases with original terms ranging from 1 to 25 years. Certain leases contain purchase and renewal options, impose restrictions upon making certain payments and incurring additional debt, and may provide for rental increases at specified intervals and contingent rents based upon a specified percentage of the gross revenues derived from operating a business at the lease facility. Rental expense for the years ended March 31, 2000, April 2, 1999 and April 3, 1998 was $17,496,726, $14,529,077 and $12,081,613, respectively. These amounts included contingent rental expense of $338,705, $365,466 and $390,573 for the years ended March 31, 2000, April 3, 1999 and April 3, 1998, respectively.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Leases — (Continued)

      Future minimum rental commitments at March 31, 2000 for all noncancelable operating leases are as follows:

2001	$18,267,065

2002	17,580,799

2003	16,832,966

2004	15,952,826

2005	14,909,254

Thereafter	86,438,024

8.  Employee Benefit Plan:

      The Company has a 401(k) Savings and Retirement Plan (the “Plan”) covering substantially all of its full-time employees. The Company matches 25 percent of employee contributions up to 4 percent of compensation. Employees may contribute up to 15 percent of compensation to the Plan. Amounts expensed for the years ended March 31, 2000, April 2, 1999, and April 3, 1998 were $92,506, $100,481 and $91,055, respectively.

9.  Stock Options:

      In November 1995, the Company adopted the 1995 Stock Incentive Plan for Key Employees (the “Stock Option Plan”). The Stock Option Plan became effective, February 2, 1996, concurrent with the effectiveness of the registration statement relating to the Company’s initial public offering of Common Stock. The aggregate number of shares which may be issued pursuant to the Stock Option Plan, is 300,000 shares. Options may be granted, or restricted stock awarded at the discretion of the Company’s compensation committee from time to time at a range of 75 percent to 110 percent of the market value of the stock on the date on which such option is granted as defined in the Stock Option Plan. Each option granted under the plan shall expire in five to ten years from the date of grant, as defined in the Stock Option Plan. Restrictions on sale or transfer of stock awarded under the Stock Option Plan, if any, range from six months to five years. Vesting requirements are determined by the committee at the time of the grant, provided, however, no stock option may be exercisable prior to the expiration of six months from the date of grant, unless the Participant dies or becomes disabled prior thereto. All options granted during fiscal 2000 (56,350) and 1999 (50,000) were granted at the then market price and vest evenly over a three-year period.

      In addition, the Company adopted the Director Stock Option Plan, effective February 2, 1996, providing for annual grants of stock options to nonemployee directors to purchase common stock at fair value as of the date of such grant. The aggregate number of shares which may be issued pursuant to the Director Stock Option Plan, is 75,000 shares. Each option grant under the plan shall expire in five years from the date of grant. Options vest in full on the first anniversary of the date of grant. 15,000 options were granted under the plan during both fiscal 2000 and 1999.

      The Company has adopted the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” and continues to measure compensation cost using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Had stock option compensation cost for these plans been determined based on the fair value at the grant dates for awards

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Stock Options — (Continued)

under those plans consistent with the methodology of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		Year Ended	Year Ended	Year Ended
		March 31,	April 2,	April 3,
		2000	1999	1998

Net income:
	As reported	$4,328,817	$5,096,360	$4,345,842
	Pro forma	$4,106,330	$4,897,494	$4,150,803

Earnings per share:

Basic	As reported	$0.82	$0.94	$0.80
	Pro forma	$0.78	$0.90	$0.76

Diluted	As reported	$0.82	$0.93	$0.80
	Pro forma	$0.78	$0.89	$0.76

Weighted average fair value of options Granted during the year		$4.22	$6.00	$4.23

      The fair value of the options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the “Black-Scholes” option-pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: no dividend yield; expected volatility of 39.0, 37.2 and 50.3 percent; risk free interest rate of 5.3, 5.6 and 6.5 percent; and expected holding periods of 3.7 years, for fiscal years 2000 and 1999, and 3.8 years for fiscal year 1998.

      Presented below is a summary of the status of the stock options held by employees of the Company as of March 31, 2000, April 2, 1999 and April 3, 1998:

	Year Ended		Year Ended		Year Ended
	March 31, 2000		April 2, 1999		April 3, 1998

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Options	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of Period	251,267	$11.81	198,083	$10.04	79,250	$11.00

Granted	71,350	11.77	65,000	17.20	124,000	9.41

Exercised	—	—	(2,333)	10.42	—	—

Forfeited/expired	(8,266)	12.09	(9,483)	12.02	(5,167)	9.60

Options outstanding at end of Period	314,351	$11.80	251,267	$11.81	198,083	$10.04

Options exercisable	183,667	$11.44	122,167	$10.51	57,169	$11.00

      Of the 314,351 options outstanding at March 31, 2000, 254,351 were exercisable at per share prices ranging from $9.19 to $11.81, with a weighted average exercise price of $10.51 and a weighted average remaining contractual life of 2.3 years; 60,000 were exercisable at per share prices ranging from $16.88 to $18.28, with a weighted average exercise price of $17.22 and a weighted average remaining contractual life of 3.1 years.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

11.  Supplemental Cash Flow Information:

	March 31,	April 2,	April 3,
	2000	1999	1998

Cash payments during the year for:

Interest	$370,765	$315,892	$289,429

Income taxes	$2,867,047	$3,118,506	$2,772,527

      In connection with the acquisition of certain assets, the Company incurred debt of $6,283,500, $1,582,500 and $1,686,750 in 2000, 1999 and 1998, respectively.

12.  Book Overdrafts:

      Book overdrafts represent unfunded checks drawn on zero balance accounts that have not been presented for funding to the Company’s banks. The overdrafts are funded, without bank finance charges, as soon as they are presented. The aggregate book overdrafts for the year ended March 31, 2000 was $3,457,000 and is included in Accounts Payable on the Consolidated Balance Sheet.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Additions Charged to

	Balance at				Balance at
	Beginning	Cost and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

	(In thousands)

Fiscal year ended April 3, 1998, reserve for doubtful accounts and claims	$185	$330	$0	$(290)	$225

Fiscal year ended April 2, 1999, reserve for doubtful accounts and claims	$225	$278	$0	$(248)	$255

Fiscal year ended March 31, 2000, reserve for doubtful accounts and claims	$255	$385	$0	$(345)	$295

S-1

INDEX TO EXHIBITS

Exhibit
Number

3.1	—	Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 33-99596), are incorporated herein by reference.
3.2	—	Restated Bylaws of the Registrant, filed as Exhibit 3.4 to the Registrant’s Form S-1 Registration Statement (Registration No. 33-99596), are incorporated herein by reference.
4.1	—	Common Stock Purchase Warrant between Security Pacific Business Credit Inc. (“SPBC”) and KD Acquisition Corporation (“Acquisition”), filed as Exhibit 4.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 33-99596), is incorporated herein by reference.
4.2	—	Credit Agreement between Childtime Childcare, Inc. (“Childtime”) and NBD Bank dated as of February 1, 1996, filed as Exhibit 4 to the Registrant’s Form 10-Q for the quarter ended January 5, 1996, is incorporated herein by reference.
4.3	—	Shareholders Agreement between the Company, Childcare Associates, KD Partners II, GCC Partners, Ltd., Lenard B. Tessler and James W. Geisz dated as of July 9, 1990, together with amendments thereto dated January 4, 1993 and as of July 7, 1995, filed as Exhibit 4.3 to the Registrant’s Form S-1 Registration Statement (Registration No. 33-99596), is incorporated herein by reference.
4.4	—	First Amendment to Common Stock Purchase Warrant between SPBC and Acquisition dated as of December 28, 1995, filed as Exhibit 4.4 to the Registrant’s Form S-1 Registration Statement (Registration No. 33-99596), is incorporated herein by reference.
4.5	—	First Amendment to Credit Agreement between Childtime and NBD Bank dated as of February 1, 1996, filed as Exhibit 4.5 to the Registrant’s Form 10-K for the year ended April 2, 1999, is incorporated herein by reference.
4.6	—	Second Amendment to Credit Agreement between Childtime and NBD Bank dated as of April 1, 1999, filed as Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended January 7, 2000, is incorporated herein by reference.
4.7	—	Third Amendment to Credit Agreement between Childtime and Bank One, Michigan (f/k/a/ NBD Bank), dated as of December 6, 1999, filed as Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended January 7, 2000, is incorporated herein by reference.
4.8	—	Letter Agreement to amend the Total Liabilities to Tangible Net Worth negative covenant pursuant to the February 1, 1996 Credit Agreement.
9	—	Voting Agreement between Harold A. Lewis and George A. Kellner dated January 8, 1996, filed as Exhibit 9 to the Registrant’s Form S-1 Registration Statement (Registration No. 33-99596), is incorporated herein by reference.
10.1	—	Director Stock Option Plan, filed as Exhibit 10.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 33-99596), is incorporated herein by reference.
10.2	—	1995 Stock Incentive Plan for Key Employees, filed as Exhibit 10.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 33-99596), is incorporated herein by reference.
10.3	—	Employment Agreement between Childtime and Harold A. Lewis dated January 8, 1996, filed as Exhibit 10.8 to the Registrant’s Form S-1 Registration Statement (Registration No. 33-99596), is incorporated herein by reference.
10.4	—	Consulting Agreement dated May 15, 1997 between the Registrant and Leonard C. Tylka.
21	—	List of Subsidiaries.
23	—	Consent of PricewaterhouseCoopers, LLP, dated June 13, 2000.
27	—	Financial Data Schedule.

E-1