Form 10-Q
period 2000-07-21
CHILDTIME LEARNING CENTERS INC
filed 2000-08-25
CIK 1003648

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

                                           (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 21, 2000

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

(248) 476-3200
(Registrant’s telephone number, including area code)

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing required for the past 90 days.
Yes[X] No [ ]

      The number of shares of Registrant’s Common Stock, no par value per share, outstanding at August 14, 2000 was 4,931,655.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

Index

Form 10-Q

For the Quarterly Period Ended July 21, 2000

Page
Number

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

A. Consolidated Balance Sheet	3

July 21, 2000 and March 31, 2000

B. Consolidated Statement of Income	4

Sixteen Weeks Ended July 21, 2000 and July 23, 1999

C. Consolidated Statement of Cash Flows	5

Sixteen Weeks Ended July 21, 2000 and July 23, 1999

D. Notes to Consolidated Financial Statements	6-8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-12

PART II. OTHER INFORMATION

ITEM 6. Exhibits, Reports on Form 8-K	13

SIGNATURES	14

PART I
FINANCIAL INFORMATION
FORM 10-Q

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

	July 21,	March 31,
	2000	2000

	(Unaudited)
Assets
Current assets:

Cash and cash equivalents	$1,802,912	$2,704,465

Accounts receivable, net	4,786,340	4,216,880

Reimbursable construction costs	3,781,652	1,279,348

Prepaid expenses and other	3,225,980	2,547,200

Deferred income taxes	1,597,000	1,437,000

Total current assets	15,193,884	12,184,893

Land, buildings and equipment:

Land	10,023,715	9,930,239

Buildings	19,270,400	19,232,936

Vehicles, furniture and equipment	12,745,834	11,954,127

Leasehold improvements	8,566,908	8,072,998

	50,606,857	49,190,300

Less accumulated depreciation and amortization	(13,112,654)	(12,410,551)

	37,494,203	36,779,749

Land held for disposal	65,600	65,600

	37,559,803	36,845,349

Other noncurrent assets:

Intangible assets, net	24,178,120	21,131,029

Refundable deposits and other	1,100,101	1,012,254

Total assets	$78,031,908	$71,173,525

Liabilities and shareholders’ equity
Current liabilities:

Revolving line of credit	$3,771,943	$1,357,800

Current maturities of long-term debt	2,185,979	2,413,063

Accounts payable	6,654,517	5,220,182

Accrued wages and payroll taxes	3,697,029	3,477,878

Accrued vacation	1,239,539	1,214,755

Other current liabilities	3,838,912	3,473,891

Total current liabilities	21,387,919	17,157,569

Long-term debt	5,327,466	4,214,146

Deferred rent liability	1,097,779	1,129,153

Deferred income taxes	3,731,000	3,734,000

Total liabilities	31,544,164	26,234,868

Commitments and contingencies	—	—

Shareholders’ equity:

Common stock, 10,000,000 shares authorized, no par value; 4,931,655 outstanding at July 21, 2000 and March 31, 2000	28,294,130	27,996,180

Preferred stock, 1,000,000 shares authorized, no par value; no shares issued or outstanding	—	—

Retained earnings	18,193,614	16,942,477

Total shareholders’ equity	46,487,744	44,938,657

Total liabilities and shareholders’ equity	$78,031,908	$71,173,525

The accompanying notes are an integral part of the consolidated financial statements.

FINANCIAL INFORMATION
FORM 10-Q

CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statement of Income
(Unaudited)

	Quarter-to-Date
	Sixteen Weeks Ended

	July 21,	July 23,
	2000	1999

Revenues	$45,860,986	$38,743,810

Cost of revenues	40,164,710	33,522,280

Gross profit	5,696,276	5,221,530

Marketing expenses	513,876	512,662

General and administrative expenses	2,958,356 (1)	2,119,221

Operating income	2,224,044	2,589,647

Interest expense	278,151	66,889

Interest income	(10,433)	(95,867)

Other income, net	(79,810)	(74,558)

Income before income taxes	2,036,136	2,693,183

Income tax provision	785,000	1,013,000

Net income	$1,251,136	$1,680,183

Weighted average shares outstanding	4,931,655	5,431,655

Earnings per share — basic	$0.25	$0.31

Earnings per share — diluted	$0.25	$0.31

(1)	Includes $298,000 for a one-time compensation charge related to options granted and $10,000 in fees accrued in connection with the Jacobson Partners’ consulting agreement. (See Item 7 in the Company’s Notes to Consolidated Financial Statements)

The accompanying notes are an integral part of the consolidated financial statements.

FINANCIAL INFORMATION
FORM 10-Q

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Unaudited)

	Year-to-Date
	Sixteen Weeks Ended

	July 21,	July 23,
	2000	1999

Cash flows from operating activities:

Net income	$1,251,136	$1,680,183

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,344,625	966,180

Stock option compensation expense	297,950	—
Deferred rent liability	(31,374)	(41,928)

Deferred income taxes	(163,000)	(4,000)

Loss on land, buildings and equipment	548	57,147

Changes in assets and liabilities providing (consuming) cash:

Accounts receivable	(569,460)	(757,206)

Prepaid expenses, refundable deposits and other assets	(678,780)	(354,237)

Accounts payable, accruals and other current liabilities	1,127,368	(61,563)

Net cash provided by operating activities	2,579,013	1,484,576

Cash flows from investing activities:

Expenditures for land, buildings and equipment	(1,446,108)	(873,006)

Expenditures for reimbursable construction costs	(2,502,304)	(726,999)

Acquisition of intangible assets	(1,930,071)	(620,525)

Proceeds from sales of land, buildings and equipment	1,960	49,735

Payments for refundable deposits and other assets	(87,847)	(20,593)

Net cash used in investing activities	(5,964,370)	(2,191,388)

Cash flows from financing activities:

Net borrowings on revolving line of credit	2,414,143	—
Changes in book overdraft	915,925	—
Payments on long-term debt	(846,264)	(286,257)

Net cash provided (used) by financing activities	2,483,804	(286,257)

Net decrease in cash and cash equivalents	(901,553)	(993,069)

Cash and cash equivalents, beginning of year	2,704,465	5,843,329

Cash and cash equivalents, end of period	$1,802,912	$4,850,260

The accompanying notes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Form 10-Q

(1) GENERAL

      The consolidated financial statements of Childtime Learning Centers, Inc. (the “Company”) are unaudited and, in the opinion of management, include all adjustments necessary to fairly state the Company’s financial condition, results of operations and its cash flows, for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the Company’s annual report for the fiscal year ended March 31, 2000.

(2) PRINCIPALS OF CONSOLIDATION

      The consolidated financial statements include the accounts of Childtime Learning Centers, Inc., and its wholly owned subsidiaries (together referred to as the “Company”). All significant intercompany transactions have been eliminated. The Company began operations in 1967. Childtime Learning Centers, Inc. was incorporated on November 2, 1995 and completed its initial public offering on February 2, 1996. The Company provides for-profit child care through 304 child care centers located in 23 states and the District of Columbia as of July 21, 2000.

(3) FISCAL YEAR

      The Company utilizes a 52-53 week fiscal year ending on the Friday closest to March 31. For fiscal years 2000 and 2001, the first quarter contained sixteen weeks, and the fiscal years contain 52 weeks.

(4) ACCOUNTS RECEIVABLE

      Accounts receivable is presented net of an allowance for doubtful accounts. At July 21, 2000 and March 31, 2000, the allowance for doubtful accounts was $308,333 and $295,000, respectively.

(5) REIMBURSABLE CONSTRUCTION COSTS

      In connection with certain build-to-suit centers to be leased, the Company enters into arrangements, whereby the Company accumulates costs during the construction process and is then reimbursed by the developer. The Company has various legal remedies available pursuant to the construction agreements to minimize the risk of nonreimbursement. For the quarter ended July 21, 2000 and the year ended March 31, 2000, the Company financed construction costs of $2,502,304 and $2,659,854, respectively. Related repayments received under reimbursement agreements were $0 and $1,538,755, respectively.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Form 10-Q

(6) FINANCING ARRANGEMENTS

      At July 21, 2000, the Company’s unsecured revolving line of credit provides for borrowings up to $7,500,000, with interest payable at a variable rate, at the Company’s option, based on either the prime rate (9.5 percent at July 21, 2000) or the Eurodollar rate. Under the line of credit, there were outstanding borrowings of $3,771,943 at July 21, 2000 and $1,357,800 at March 31, 2000. The increase in borrowing is primarily attributable to the acquisition of 10 centers, which required cash payments totaling $1,732,500.

      In addition to the cash payments for the acquisition of 10 centers, the Company also incurred an additional $1,732,500 in notes payable for the sixteen weeks ended July 21, 2000. At July 21, 2000 and March 31, 2000, the total long-term debt was $5,327,466 and $4,214,146, respectively. The Company also made payments in the amount of $846,264 during the sixteen weeks ended July 21, 2000 to reduce portions of long-term debt.

(7) OPTION GRANTS FOR CONSULTING SERVICES

      The Company has recently retained Jacobson Partners, of which Benjamin R. Jacobson, a director of the Company, is the managing general partner, to provide management and financial consulting services. As part of the consideration to be paid to, and to add further incentive for such services, Jacobson Partners has been granted stock options to purchase 557,275 shares. Additionally, Jacobson Partners will receive an annual fee in the amount of $250,000, plus reimbursement of reasonable out-of-pocket expenses. As a result of the stock option grants, the Company has recorded additional compensation expense of $297,950 . This transaction resulted in a related income tax benefit of approximately $114,000 for the sixteen weeks ended July 21, 2000.

(8) INCOME TAXES

      The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Form 10-Q

(9) EARNINGS PER SHARE

      For the sixteen week periods ended July 21, 2000 and July 23, 1999, basic earnings per share has been calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share has been calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period and the assumed conversion of all potentially dilutive stock options (no dilutive shares for the sixteen weeks ended July 21, 2000 and 29,635 shares for the sixteen weeks ended July 23, 1999).

(10) SUPPLEMENTAL CASH FLOW INFORMATION

      In connection with the acquisition of certain centers, the Company incurred seller-financed debt of $1,732,500 during the sixteen weeks ended July 21, 2000 and $335,000 during the sixteen weeks ended July 23, 1999.

(11) BOOK OVERDRAFTS

      Book overdrafts represent unfunded checks drawn on zero balance accounts that have not been presented for funding to the Company’s banks. The overdrafts are funded, without finance charges, as soon as they are presented. At July 21, 2000 and March 31, 2000, the aggregate book overdrafts are $4,372,000 and $3,457,000, respectively.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Form 10-Q

General

      The information presented herein refers to the sixteen weeks ended July 21, 2000 (“first quarter 2001”) and the sixteen weeks ended July 23, 1999 (“first quarter 2000”).

      During the first quarter 2001, the Company added 12 centers and closed 1. The additions included 10 acquisitions and 2 build-to-suit leased centers. This compares to the addition of 10 centers (8 acquisitions, 1 new lease and 1 management contract) during the first quarter 2000. Accordingly, as of July 21, 2000, the Company operated 304 centers, as compared to 273 at July 23, 1999. Additionally, the Company added 1 Oxford Learning Center for the sixteen weeks ended July 21, 2000. The Company now operates 8 Oxford Learning Centers, all located in the state of Michigan.

      The results of centers opened, acquired or disposed of are included in the Company’s financial statements from the date of opening or acquisition and through the date of disposition, as applicable. The timing of such new openings, acquisitions or dispositions could influence comparisons of year over year results.

Results of Operations

      First quarter 2001 revenues increased to $45,861,000 from $38,744,000 for the first quarter 2000, an 18.4% increase. This increase was principally attributable to increased revenues from centers opened or acquired in fiscal 2000 ($5,876,000, or 15.2%) and centers opened or acquired in fiscal 2001 ($1,255,000, or 3.2%). However, these gains were partially offset by the loss of revenue from centers that were closed during fiscal 2000.

      Comparable center revenues (centers operating during all of year-to-date 2001 and year-to-date 2000) increased 1.8% ($709,000) for the first quarter 2001. The first quarter 2001 increase was principally the result of price increases, partially offset by a decrease in the utilization percentage.

      First quarter 2001 gross profit increased to $5,696,000 (12.4% of revenues) from $5,222,000 (13.5% of revenues) for the first quarter 2000, a 9.1% increase. The increase in gross profit was principally from centers opened or acquired in fiscal 2000 ($589,000), centers opened in fiscal 2001 ($116,000) and, to a lesser extent, growth in management contract revenue ($17,000). These increases were partially offset by gross operating losses from the newly opened Oxford Learning Centers of $238,000 and, to a lesser extent, losses from comparable centers totaling $182,000.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Form 10-Q

Results of Operations — Continued

      Marketing expenses increased 0.2% to $514,000 for the first quarter 2001 from $513,000 for the first quarter 2000. As a percentage of revenues, marketing expenses decreased to 1.1% of revenues at the end of the first quarter 2001 from 1.3% of revenues at the end of the first quarter 2000. The decrease is attributable to successful cost containment and, to a lesser extent, operating leverage provided by higher revenues.

      General and administrative expenses increased 39.6% to $2,958,000 for the first quarter 2001 from $2,119,000 for the first quarter 2000. As a percentage of revenues, general and administrative expenses increased to 6.5% for the first quarter 2001 from 5.5% for the first quarter 2000. The increase is due primarily to a charge of $308,000 for the Jacobson Partners’ options and related consulting fees, additional incentive accruals pursuant to the Company's management incentive plan, the addition of three new area offices and the additional expenses associated with the operation of 304 centers as of the end of the first quarter 2001, as compared to 273 centers at the end of the first quarter 2000.

      As a result of the foregoing changes, operating income decreased to $2,224,000 for the first quarter 2001 from $2,590,000 for the first quarter 2000. The operating income change of $366,000 represents an decrease of 14.1% from the first quarter 2000.

      Interest expense increased to $278,000 for the first quarter 2001 from $67,000 for the first quarter 2000. The increase is a result of interest paid on new acquisition debt, interest paid on funds borrowed to repurchase shares of the Company’s common stock during fiscal 2000 and an increase in the prime rate. The prime rate is the interest rate used on certain indebtedness.

      Other income increased to $80,000 for the first quarter 2001 from $75,000 for the first quarter 2000, principally due to a gain associated with the early retirement of debt.

      As a result of the foregoing changes, net income decreased to $1,251,000, or 2.7% of revenues for the first quarter 2001, from $1,680,000, or 4.3% of revenues for the first quarter 2000.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Form 10-Q

Liquidity and Capital Resources

      The Company’s primary cash requirements currently consist of its maintenance of existing centers, repayment of debt and related interest, its new center expansion program including Oxford Learning Centers and other potential ventures. The Company believes that cash flow from operations, together with amounts available under a $7.5 million unsecured revolving line of credit facility, will be sufficient to satisfy the Company’s anticipated cash requirements on both a long-term and short-term basis. The line of credit bears annual interest at either the prime rate or an adjusted Eurodollar based rate, at the Company’s option. Under the line of credit at July 21, 2000 there were outstanding borrowings of $3,772,000 and borrowings of $1,358,000 at March 31, 2000. Outstanding letters of credit further reduced the availability under the line of credit in the amount of $2,556,000 at July 21, 2000 and $2,972,000 at March 31, 2000. Under this agreement, the Company is required to maintain certain financial ratios and other financial conditions, the most restrictive of which requires the Company to maintain certain debt-to-equity ratios, a minimum fixed charge coverage and a minimum amount of tangible net worth. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets and transactions with affiliates.

      Net cash provided by operations increased to $2,579,000 for year-to-date 2001, from $1,485,000 for year-to-date 2000. Year-to-date 2001 cash provided by operations, $2,704,000 of existing cash balances, $2,414,000 of net borrowings and an increase of $916,000 relating to the funding of zero balance checks (see Item 11 in the Company’s Notes to Consolidated Financial Statements) were principally used for investment in capital expenditures totaling $3,376,000, to add 12 centers and make capital improvements to existing centers and for the funding of $2,502,000 of reimbursable construction costs related to certain new build centers. Additionally, $846,000 was used for repayments on long-term debt. The Company incurred additional seller-financed notes payable of approximately $1,732,500 during the year-to-date 2001, related to the acquisition of centers.

      Expenditures related to information technology systems were part of management's five-year information system plan to accommodate the growth of the Company for the next five to ten years. In connection with this plan, the Company purchased and capitalized financial software upgrades and related hardware of approximately $144,000 during fiscal 1998, $163,000 during fiscal 1999 and $228,000 during fiscal 2000. As of March 31, 2000 the Company has completed the majority of the hardware and software purchases and future costs related to the information system plan will primarily consist of training costs, which are estimated to be approximately $100,000 and will be completed in the next 12 to 18 months.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Form 10-Q

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Statements included herein that are not historical facts, such as those related to anticipated cash requirements, funding sources and the estimated training costs for completing the Company’s information technology system upgrade, are forward-looking statements pursuant to the safe harbor provisions of the Private / Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, the continuation of federal and state assistance programs, demand for child care, taxing authority legislation, as well as general economic conditions, pricing and competition. Accordingly, actual results could differ materially from those projected in such forward-looking statements.

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

CHILDTIME LEARNING CENTERS, INC. (REGISTRANT)

/s/ Michael M. Yeager 8/25/2000 Michael M. Yeager Chief Financial Officer and Secretary-Treasurer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

27	Financial Data Schedule