Form 10-Q
period 2000-10-13
CHILDTIME LEARNING CENTERS INC
filed 2000-11-15
CIK 1003648

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

(MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 13, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________________ TO _____________________

COMMISSION FILE NUMBER: 0-27656

CHILDTIME LEARNING CENTERS, INC.
(Exact Name Of Registrant As Specified In Its Charter)

MICHIGAN (State or other jurisdiction of incorporation)	38-3261854 (I.R.S. Employer Identification No.)

38345 West Ten Mile Road, Suite 100
Farmington Hills, Michigan 48335
(Address of principal executive offices)

(248) 476-3200
(Registrant’s telephone number, including area code)

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing required for the past 90 days. Yes No

      The number of shares of Registrant’s Common Stock, no par value per share, outstanding at November 3, 2000 was 5,225,772.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
A. CONSOLIDATED BALANCE SHEET OCTOBER 13, 2000 AND MARCH 31, 2000
B. CONSOLIDATED STATEMENT OF INCOME TWELVE WEEKS ENDED OCTOBER 31, 2000 AND OCTOBER 15, 1999 TWENTY-EIGHT WEEKS ENDED OCTOBER 13, 2000 AND OCTOBER 15, 1999
C. CONSOLIDATED STATEMENT OF CASH FLOWS TWENTY-EIGHT WEEKS ENDED OCTOBER 13, 2000 AND OCTOBER 15, 1999
D. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II OTHER INFORMATION
ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Fourth Amendment to Credit Agreement
Financial Data Schedule

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

Index

Form 10-Q

For the Quarterly Period Ended October 13, 2000

Page
Number
PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

A. Consolidated Balance Sheet October 13, 2000 and March 31, 2000	3

B. Consolidated Statement of Income Twelve Weeks Ended October 13, 2000 and October 15, 1999 Twenty-Eight Weeks Ended October 13, 2000 and October 15, 1999	4

C. Consolidated Statement of Cash Flows Twenty-Eight Weeks Ended October 13, 2000 and October 15, 1999	5

D. Notes to Consolidated Financial Statements	6-8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-12

PART II. OTHER INFORMATION

ITEM 6. Exhibits, Reports on Form 8-K	13

SIGNATURES	13

PART I
FINANCIAL INFORMATION
FORM 10-Q

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

	October 13,	March 31,
	2000	2000
	(Unaudited)

Assets

Current assets:

Cash and cash equivalents	$3,240,273	$2,704,465

Accounts receivable, net	4,782,837	4,216,880

Reimbursable construction costs	3,533,853	1,279,348

Prepaid expenses and other	2,224,036	2,547,200

Deferred income taxes	1,502,000	1,437,000

Total current assets	15,282,999	12,184,893

Land, buildings and equipment:

Land	9,663,715	9,930,239

Buildings	19,050,608	19,232,936

Vehicles, furniture and equipment	13,254,614	11,954,127

Leasehold improvements	8,777,076	8,072,998

	50,746,013	49,190,300

Less accumulated depreciation and amortization	(13,625,994)	(12,410,551)

	37,120,019	36,779,749

Land held for disposal	65,600	65,600

	37,185,619	36,845,349

Other noncurrent assets:

Intangible assets, net	23,720,448	21,131,029

Refundable deposits and other	1,140,210	1,012,254

Total assets	$77,329,276	$71,173,525

Liabilities and shareholders’ equity

Current liabilities:

Revolving line of credit	$3,622,943	$1,357,800

Current maturities of long-term debt	2,091,708	2,413,063

Accounts payable	4,267,128	5,220,182

Accrued wages and payroll taxes	3,367,115	3,477,878

Accrued vacation	1,185,244	1,214,755

Other current liabilities	3,617,975	3,473,891

Total current liabilities	18,152,113	17,157,569

Long-term debt	4,933,772	4,214,146

Deferred rent liability	1,077,749	1,129,153

Deferred income taxes	3,575,000	3,734,000

Total liabilities	27,738,634	26,234,868

Commitments and contingencies	—	—

Shareholders’ equity:

Common stock, 10,000,000 shares authorized, no par value; 5,225,772 outstanding at October 13, 2000 and 4,931,655 at March 31, 2000	30,794,126	27,996,180

Preferred stock, 1,000,000 shares authorized, no par value; no shares issued or outstanding	—	—

Retained earnings	18,796,516	16,942,477

Total shareholders’ equity	49,590,642	44,938,657

Total liabilities and shareholders’ equity	$77,329,276	$71,173,525

The accompanying notes are an integral part of the consolidated financial statements.

FINANCIAL INFORMATION
FORM 10-Q

CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statement of Income

(Unaudited)

	Quarter-to-Date		Year-to-Date
	Twelve Weeks Ended		Twenty-Eight Weeks Ended

	October 13,	October 15,	October 13,	October 15,
	2000	1999	2000	1999

Revenues	$33,692,743	$28,763,222	$79,553,729	$67,507,032

Cost of revenues	30,341,188	25,215,033	70,505,898	58,737,313

Gross profit	3,351,555	3,548,189	9,047,831	8,769,719

Marketing expenses	406,134	385,846	920,010	898,508

General and administrative expenses	1,765,739	1,615,702	4,724,095 (1)	3,734,923

Operating income	1,179,682	1,546,641	3,403,726	4,136,288

Interest expense	259,728	59,349	537,879	126,238

Interest income	(15,841)	(54,027)	(26,274)	(149,894)

Other income, net	(25,108)	(11,060)	(104,918)	(85,618)

Income before income taxes	960,903	1,552,379	2,997,039	4,245,562

Income tax provision	358,000	578,000	1,143,000	1,591,000

Net income	$602,903	$974,379	$1,854,039	$2,654,562

Weighted average shares outstanding	5,082,215	5,411,680	4,996,181	5,423,094

Earnings per share — basic and diluted	$0.12	$0.18	0.37	0.49

(1)	Includes $298,000 for a one-time compensation charge related to options granted and $68,000 for fees in connection with the Jacobson Partners’ consulting agreement. (See Item 7 in the Company’s Notes to Consolidated Financial Statements)

The accompanying notes are an integral part of the consolidated financial statements.

FINANCIAL INFORMATION
FORM 10-Q

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Unaudited)

	Year-to-Date
	Twenty-Eight Weeks Ended

	October 13,	October 15,
	2000	1999

Cash flows from operating activities:

Net income	$1,854,039	$2,654,562

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,422,483	1,716,157

Stock option compensation expense	297,950

Deferred rent liability	(51,404)	(70,773)

Deferred income taxes	(224,000)	(91,000)

Loss on land, buildings and equipment	(24,784)	(5,059)

Changes in assets and liabilities providing (consuming) cash:

Accounts receivable	(565,957)	(999,312)

Prepaid expenses, refundable deposits and other assets	323,164	173,944

Accounts payable, accruals and other current liabilities	356,948	(26,430)

Net cash provided by operating activities	4,388,439	3,352,089

Cash flows from investing activities:

Expenditures for land, buildings and equipment	(2,277,230)	(1,791,712)

Expenditures for reimbursable construction costs	(4,901,334)	(1,649,451)

Acquisition of intangible assets	(1,938,855)	(1,038,962)

Proceeds from sales of land, buildings and equipment	621,197	577,123

Payments for refundable deposits and other assets	(127,957)	(13,668)

Net cash used in investing activities	(8,624,179)	(3,916,670)

Cash flows from financing activities:

Net borrowings on revolving line of credit	2,265,143

Changes in book overdraft	(1,306,191)

Repurchase of common stock		(1,471,269)

Payments on long-term debt	(1,334,229)	(667,338)

Repayments of reimbursable construction	2,646,829

Issuance of shares	2,499,996

Net cash provided (used) by financing activities	4,771,548	(2,138,607)

Net increase (decrease) in cash and cash equivalents	535,808	(2,703,188)

Cash and cash equivalents, beginning of year	2,704,465	5,843,329

Cash and cash equivalents, end of period	$3,240,273	$3,140,141

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

(2) PRINCIPALS OF CONSOLIDATION

      The consolidated financial statements include the accounts of Childtime Learning Centers, Inc., and its wholly owned subsidiaries (together referred to as the “Company”). All significant intercompany transactions have been eliminated. The Company began operations in 1967. Childtime Learning Centers, Inc. was incorporated on November 2, 1995 and completed its initial public offering on February 2, 1996. The Company provides for-profit child care through 307 child care centers located in 23 states and the District of Columbia as of October 13, 2000.

(3) FISCAL YEAR

      The Company utilizes a 52-53 week fiscal year ending on the Friday closest to March 31. For fiscal years 2000 and 2001, the second quarter contained twelve weeks, and the fiscal years contain 52 weeks.

(4) ACCOUNTS RECEIVABLE

      Accounts receivable is presented net of an allowance for doubtful accounts. At October 13, 2000 and March 31, 2000, the allowance for doubtful accounts was $318,333 and $295,000, respectively.

(5) REIMBURSABLE CONSTRUCTION COSTS

      In connection with certain build-to-suit centers to be leased, the Company enters into arrangements, whereby the Company accumulates costs during the construction process and is then reimbursed by the developer. The Company has various legal remedies available pursuant to the construction agreements to minimize the risk of nonreimbursement. For the quarter ended October 13, 2000 and the year ended March 31, 2000, the Company financed construction costs of $4,901,334 and $2,659,854, respectively. Related repayments received under reimbursement agreements were $2,646,829 and $1,538,755, respectively.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Form 10-Q

(6) FINANCING ARRANGEMENTS

      At October 13, 2000, the Company’s unsecured revolving line of credit provides for borrowings up to $10,000,000, with interest payable at a variable rate, at the Company’s option, based on either the prime rate (9.5 percent at October 13, 2000) or the Eurodollar rate. Under the line of credit, there were outstanding borrowings of $3,622,943 at October 13, 2000 and $1,357,800 at March 31, 2000. Outstanding letters of credit further reduced the availability under the line of credit in the amount of $2,722,000 and $2,972,000 at October 13, 2000 and March 31, 2000, respectively. Due to the impact on rental expense from the Company's recent acquisitions, the primary lender approved the appropriate waiver to the "Fixed Charge Ratio" covenant of the February 1, 1996 credit agreement. This change, made after the fiscal 2001 second quarter close, was effective October 13, 2000, concurrent with the end of the fiscal quarter.

      In connection with the acquisition of certain centers, the Company also incurred $1,732,500 in notes payable for the twenty-eight weeks ended October 13, 2000. At October 13, 2000 and March 31, 2000, the total long-term debt was $4,933,772 and $4,214,146, respectively. The Company also made payments in the amount of $1,334,229 during the twenty-eight weeks ended October 13, 2000 to reduce portions of long-term debt.

(7) OPTION GRANTS FOR CONSULTING SERVICES

      The Company has retained Jacobson Partners, of which Benjamin R. Jacobson, a director of the Company, is the managing general partner, to provide management and financial consulting services. As part of the consideration to be paid to, and to add further incentive for such services, Jacobson Partners has been granted stock options to purchase 557,275 shares. As of the twelve weeks ended October 13, 2000, Jacobson Partners has exercised options totaling 294,117 shares at a cost of $2,499,996. Additionally, Jacobson Partners will receive an annual fee in the amount of $250,000, paid in quarterly installments, plus reimbursement of reasonable out-of-pocket expenses. As a result of the stock option grants, the Company has recorded additional compensation expense of $297,950 resulting in a related income tax benefit of approximately $114,000 for the twenty-eight weeks ended October 13, 2000.

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

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Form 10-Q

(9) EARNINGS PER SHARE

      For the twelve week periods ended October 13, 2000 and October 15, 1999, basic earnings per share has been calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share has been calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period and the assumed conversion of all potentially dilutive stock options (4,714 dilutive shares for the twelve weeks ended October 13, 2000; 27,507 shares for the twelve weeks ended October 15, 1999; 1,037 shares for the twenty-eight week period ended October 13, 2000; and 28,819 shares for the twenty-eight week period ended October 15, 1999).

(10) SUPPLEMENTAL CASH FLOW INFORMATION

      In connection with the acquisition of certain centers, the Company incurred seller-financed debt of $1,732,500 and $1,748,000 for the twenty-eight weeks ended October 13, 2000 and October 15, 1999, respectively.

(11) BOOK OVERDRAFTS

      Book overdrafts, which are included in accounts payable on the balance sheet, represent unfunded checks drawn on zero balance accounts that have not been presented for funding to the Company’s banks. The overdrafts are funded, without finance charges, as soon as they are presented. At October 13, 2000 and March 31, 2000, the aggregate book overdrafts were $2,150,000 and $3,457,000, respectively.

(12) STAFF ACCOUNTING BULLETIN

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 101, “Revenue Recognition in Financial Statements” (SAB 101). The guidelines in SAB 101 must be adopted during the fourth quarter of the Company’s 2001 fiscal year. The Company is evaluating the effect, if any, that such an adoption may have on its financial position and results of operations.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Form 10-Q

General

      The information presented herein refers to the twelve weeks (“second quarter 2001”) and the twenty-eight weeks (“year-to-date 2001”) ended October 13, 2000, compared to the twelve weeks (“second quarter 2000”) and the twenty-eight weeks (“year-to-date 2000”) ended October 15, 1999.

      During the second quarter 2001, the Company added 4 centers and closed 1. The additions were 4 build-to-suit leased centers. This compares to the addition of 6 centers (4 acquisitions and 2 build-to-suit leased centers) and the closing of 5 centers during the second quarter 2000. During year-to-date 2001, the Company has added 16 centers and closed 2. The additions included 10 acquisitions and 6 build-to-suit leased centers. Accordingly, as of October 13, 2000, the Company operated 307 centers, as compared to 274 at October 15, 1999. The Company also operates 8 Oxford Learning Centers, all located in the state of Michigan.

      The results of centers opened, acquired or disposed of are included in the Company’s financial statements from the date of opening or acquisition and through the date of disposition, as applicable. The timing of such new openings, acquisitions or dispositions could influence comparisons of year over year results.

Results of Operations

      Second quarter 2001 revenues increased to $33,693,000 from $28,763,000 for the second quarter 2000 ($4,930,000, or 17.1%). This increase was principally attributable to increased revenues from centers opened or acquired in fiscal 2000 ($3,395,000) and centers opened or acquired in fiscal 2001 ($1,373,000). Year-to-date 2001 revenues increased to $79,554,000 from year-to-date 2000 revenues of $67,507,000. This increase was principally attributable to increased revenues from centers opened or acquired in fiscal 2000 ($9,271,000) and centers opened in fiscal 2001 ($2,628,000). These increases were partially offset by centers closed in fiscal 2001 ($1,277,000).

      Comparable center revenues (centers operating during all of year-to-date 2001 and year-to-date 2000) increased 1.6% ($441,000) for the second quarter 2001. Year-to-date comparable center revenues increased 1.8% ($1,150,000). The second quarter and year-to-date 2001 increases were primarily the result of tuition increases, partially offset by a decrease in the utilization percentage for certain geographical areas.

      Second quarter 2001 gross profit decreased to $3,352,000 (10.0% of revenues) from $3,548,000 (12.3% of revenues) for the second quarter 2000, a 5.5% decrease. The decrease in gross profit was principally from comparable centers ($257,000), centers opened or acquired in fiscal 2001 ($147,000) and gross operating losses from the newly opened Oxford Learning Centers (149,000). These decreases were partially offset by gross operating profits from centers

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Form 10-Q

Results of Operations — Continued

opened or acquired in fiscal 2000 ($270,000). Year-to-date 2001 gross profit increased to $9,048,000 (11.4% of revenues) from $8,770,000 (13.0% of revenues), a 3.2% increase. The year-to-date 2001 increase in gross profit was principally from centers opened or acquired in fiscal 2000 ($859,000), partially offset by decreases in operating profit from comparable centers ($439,000) and gross operating losses from Oxford Learning Centers ($388,000).

      Marketing expenses increased 5.2% to $406,000 for the second quarter 2001 from $386,000 for the second quarter 2000. Year-to-date 2001 marketing expenses increased 2.3% to $920,000 from $899,000. These increases were primarily due to the additional expenses associated with the promotion and marketing activities for 307 centers as of the end of the second quarter 2001, compared to 274 centers at the end of the second quarter 2000. As a percentage of revenues, both the second quarter 2001 and year-to-date marketing expenses decreased to 1.2% of revenues for the twelve and twenty-eight weeks ended October 13, 2000 from 1.3% of revenues for the twelve and twenty-eight weeks ended October 15, 1999. The decrease is attributable to successful cost containment and, to a lesser extent, operating leverage provided by higher revenues.

      General and administrative expenses increased 9.3% to $1,766,000 for the second quarter 2001 from $1,616,000 for the second quarter 2000. Year-to-date 2001 general and administrative expenses increased 26.5% to $4,724,000 from $3,735,000 for year-to-date 2000. The increase is due primarily to a charge of $366,000 for the Jacobson Partners’ options and related consulting fees, the addition of three new area offices and the additional expenses associated with the operation of 307 centers as of the end of the second quarter 2001, as compared to 274 centers at the end of the second quarter 2000. As a percentage of revenues, general and administrative expenses decreased to 5.2% for the second quarter 2001 from 5.6% for the second quarter 2000. Year-to-date general and administrative expenses increased to 5.9% for year-to-date 2001 from 5.5% for year-to-date 2000.

      As a result of the foregoing changes, operating income decreased to $1,180,000 for the second quarter 2001 from $1,547,000 for the second quarter 2000. The operating income change of $367,000 represents a decrease of 23.7% from the second quarter 2000. Year-to-date 2001 operating income decreased 17.7% to $3,404,000 from $4,136,000 for year-to-date 2000.

      Interest expense increased to $260,000 for the second quarter 2001 from $59,000 for the second quarter 2000. Year-to-date 2001 interest expense increased to $538,000 from $126,000 for the prior year. The increase is a result of interest paid on new acquisition debt, interest paid on funds borrowed to repurchase shares of the Company’s common stock during fiscal 2000 and an increase in the prime rate, partially offset by the cash benefit received from the exercise of the Jacobson Partners’ options.

      The provision for income taxes decreased to $358,000 (an effective tax rate of 37.3%) for the second quarter 2001 from $578,000 (an effective tax rate of 37.2%) for the second quarter

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Form 10-Q

Results of Operations — Continued

2000. Year-to-date 2001 provision for income taxes decreased to $1,143,000 (an effective tax rate of 38.1%) from $1,591,000 (an effective tax rate of 37.5%).

      As a result of the foregoing changes, net income decreased to $603,000, or 1.8% of revenues for the second quarter 2001, from $974,000, or 3.4% of revenues for the second quarter 2000. Year-to-date 2001 net income decreased to $1,854,000, or 2.3% of revenues from $2,655,000, or 3.9% of revenues.

Liquidity and Capital Resources

      The Company’s primary cash requirements currently consist of its maintenance of existing centers, repayment of debt and related interest, its new center expansion program including Oxford Learning Centers and other potential ventures. The Company believes that cash flow from operations, together with amounts available under a $10.0 million unsecured revolving line of credit facility, will be sufficient to satisfy the Company’s anticipated cash requirements on both a long-term and short-term basis. The line of credit bears annual interest at either the prime rate or an adjusted Eurodollar based rate, at the Company’s option. Under the line of credit, there were outstanding borrowings of $3,623,000 at October 13, 2000 and borrowings of $1,358,000 at March 31, 2000. Outstanding letters of credit further reduced the availability under the line of credit in the amount of $2,722,000 at October 13, 2000 and $2,972,000 at March 31, 2000. Under this agreement, the Company is required to maintain certain financial ratios and other financial conditions, the most restrictive of which requires the Company to maintain certain debt-to-equity ratios, a minimum fixed charge coverage and a minimum amount of tangible net worth. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets and transactions with affiliates.

      Net cash provided by operations increased to $4,388,000 for year-to-date 2001, from $3,352,000 for year-to-date 2000. Year-to-date 2001 cash provided by operations, $2,500,000 from the issuance of new shares, $2,265,000 of net borrowings on the line of credit and $621,000 from the sale of fixed assets, were principally used for investment in capital expenditures totaling $4,216,000, to add 16 centers and make capital improvements to existing centers and for the net funding of $2,255,000 of reimbursable construction costs related to certain new build centers. Additionally, $1,334,000 was used for repayments on long-term debt and $1,306,000 was used for the funding of zero balance checks (see Item 11 in the Company’s Notes to Consolidated Financial Statements). The Company incurred additional seller-financed notes payable of approximately $1,732,500 during the year-to-date 2001, related to the acquisition of centers.

      Expenditures related to information technology systems were part of management’s five-year information system plan to accommodate the growth of the Company for the next five to ten years. In connection with this plan, the Company purchased and capitalized financial software

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Form 10-Q

Liquidity and Capital Resources-Continued

upgrades and related hardware of approximately $163,000 during fiscal 1999 and $228,000 during fiscal 2000. As of March 31, 2000 the Company completed the majority of the hardware and software purchases. Future costs related to the information system plan will primarily consist of training costs, which are estimated to be approximately $100,000 and will be completed in the next 12 to 15 months.

      Due to the impact on rental expense from the Company’s recent acquisitions, the primary lender approved the appropriate waiver to the “Fixed Charge Ratio” covenant of the February 1, 1996 credit agreement. This change, made after the fiscal 2001 second quarter close, was effective October 13, 2000, concurrent with the end of the fiscal quarter.

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Statements included herein that are not historical facts, such as those related to anticipated cash requirements, funding sources and the estimated training costs for completing the Company’s information technology system upgrade, are forward-looking statements pursuant to the safe harbor provisions of the Private / Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, the identification and availability of quality acquisition or new development targets, the continuation of federal and state assistance programs, demand for child care, taxing authority legislation, as well as general economic conditions, pricing and competition. Accordingly, actual results could differ materially from those projected in such forward-looking statements.

PART II
OTHER INFORMATION

FORM 10-Q

CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARIES

Item 6 Exhibits and Reports on Form 8-K

      (a)Index to Exhibits

Exhibit
Number	Description

4.1	Fourth Amendment to Credit Agreement

27	Financial Data Schedule (For SEC use only)

      (b)Reports on Form 8-K: None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHILDTIME LEARNING CENTERS, INC. (REGISTRANT)

/s/ Michael M. Yeager Michael M. Yeager Chief Financial Officer and Secretary-Treasurer (Duly Authorized Officer and Principal Financial Officer)	11/14/00

Exhibit Index

Exhibit No.	Description

4.1	Fourth Amendment to Credit Agreement

27	Financial Data Schedule