Form 10-Q
period 2001-01-05
CHILDTIME LEARNING CENTERS INC
filed 2001-02-06
CIK 1003648

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

(MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 5, 2001

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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing required for the past 90 days. Yes No

      The number of shares of Registrant’s Common Stock, no par value per share, outstanding at January 26, 2001 was 5,225,772.

Part I Financial Information
Item 1. Consolidated Financial Statements
A. Consolidated Balance Sheet January 5, 2001 and March 31, 2000
B. Consolidated Statement of Income Twelve Weeks Ended January 5, 2001 and January 7, 2000 Forty Weeks Ended January 5, 2001 and January 7, 2000
C. Consolidated Statement of Cash Flows Forty Weeks Ended January 5, 2001 and January 7, 2000
D. Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II Other Information
Item 6 Exhibits and Reports on Form 8-K
Signatures
Consulting Agreement Dated 1/16/01
Consulting Agreement Dated 1/19/01

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

Index

Form 10-Q

For the Quarterly Period Ended January 5, 2001

Page
Number

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

A. Consolidated Balance Sheet	3

January 5, 2001 and March 31, 2000

B. Consolidated Statement of Income	4

Twelve Weeks Ended January 5, 2001 and January 7, 2000
Forty Weeks Ended January 5, 2001 and January 7, 2000

C. Consolidated Statement of Cash Flows	5

Forty Weeks Ended January 5, 2001 and January 7, 2000

D. Notes to Consolidated Financial Statements	6-9

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-13

PART II. OTHER INFORMATION

ITEM 6. Exhibits, Reports on Form 8-K	14

SIGNATURES	14

PART I
FINANCIAL INFORMATION
FORM 10-Q

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

	January 5,	March 31,
	2001	2000
	(Unaudited)

Assets Current assets:

Cash and cash equivalents	$2,442,926	$2,704,465

Accounts receivable, net	5,103,860	4,216,880

Reimbursable construction costs	3,975,589	1,279,348

Prepaid expenses and other	2,394,569	2,547,200

Deferred income taxes	1,515,000	1,437,000

Total current assets	15,431,944	12,184,893

Land, buildings and equipment:

Land	9,663,715	9,930,239

Buildings	19,092,365	19,232,936

Vehicles, furniture and equipment	13,635,734	11,954,127

Leasehold improvements	9,016,122	8,072,998

	51,407,936	49,190,300

Less accumulated depreciation and amortization	(14,170,995)	(12,410,551)

	37,236,941	36,779,749

Land held for disposal	65,600	65,600

	37,302,541	36,845,349

Other noncurrent assets:

Intangible assets, net	23,224,038	21,131,029

Refundable deposits and other	1,173,456	1,012,254

Total assets	$77,131,979	$71,173,525

Liabilities and shareholders’ equity Current liabilities:

Revolving line of credit	$2,757,943	$1,357,800

Current maturities of long-term debt	2,008,509	2,413,063

Accounts payable	4,163,629	5,220,182

Accrued wages and payroll taxes	3,303,476	3,477,878

Accrued vacation	1,180,677	1,214,755

Other current liabilities	4,087,169	3,473,891

Total current liabilities	17,501,403	17,157,569

Long-term debt	4,722,482	4,214,146

Deferred rent liability	1,076,137	1,129,153

Deferred income taxes	3,572,000	3,734,000

Total liabilities	26,872,022	26,234,868

Commitments and contingencies	—	—

Shareholders’ equity:

Common stock, 10,000,000 shares authorized, no par value; 5,225,772 outstanding at January 5, 2001 and 4,931,655 at March 31, 2000	30,794,125	27,996,180

Preferred stock, 1,000,000 shares authorized, no par value; no shares issued or outstanding	—	—

Retained earnings	19,465,832	16,942,477

Total shareholders’ equity	50,259,957	44,938,657

Total liabilities and shareholders’ equity	$77,131,979	$71,173,525

The accompanying notes are an integral part of the consolidated financial statements.

FINANCIAL INFORMATION
FORM 10-Q

CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statement of Income
(Unaudited)

	Quarter-to-Date		Year-to-Date
	Twelve Weeks Ended		Forty Weeks Ended

	January 5,	January 7,	January 5,	January 7,
	2001	2000	2001	2000

Revenues	$33,072,783	$28,864,923	$112,626,512	$96,371,955

Cost of revenues	29,430,200	25,827,302	99,936,098	84,564,615

Gross profit	3,642,583	3,037,621	12,690,414	11,807,340

Marketing expenses	440,521	390,414	1,360,531	1,288,922

General and administrative expenses	1,946,002	1,728,815	6,670,097	5,463,738

Operating income	1,256,060	918,392	4,659,786	5,054,680

Interest expense	223,693	126,100	761,572	252,338

Interest income	(3,092)	(4,403)	(29,366)	(154,297)

Other income, net	(38,856)	(14,799)	(143,774)	(100,417)

Income before income taxes	1,074,315	811,494	4,071,354	5,057,056

Income tax provision	405,000	304,000	1,548,000	1,895,000

Net income	$669,315	$507,494	$2,523,354	$3,162,056

Weighted average shares outstanding	5,225,772	5,107,891	5,065,058	5,328,533

Earnings per share — basic and diluted	$0.13	$0.10	0.50	0.59

The accompanying notes are an integral part of the consolidated financial statements.

FINANCIAL INFORMATION
FORM 10-Q

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Unaudited)

	Year-to-Date
	Forty Weeks Ended

	January 5,	January 7,
	2001	2000

Cash flows from operating activities:

Net income	$2,523,354	$3,162,056

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3,514,492	2,519,095

Stock option compensation expense	297,950

Deferred rent liability	(53,016)	(99,620)

Deferred income taxes	(240,000)	(91,000)

Loss on land, buildings and equipment	17,188	6,208

Impairment loss on long-lived assets		281,891

Changes in assets and liabilities providing (consuming) cash:

Accounts receivable	(886,980)	(1,490,826)

Prepaid expenses, refundable deposits and other assets	152,631	(334,850)

Accounts payable, accruals and other current liabilities	369,160	65,450

Net cash provided by operating activities	5,694,779	4,018,404

Cash flows from investing activities:

Expenditures for land, buildings and equipment	(3,036,059)	(2,552,550)

Expenditures for reimbursable construction costs	(5,451,390)	(2,032,128)

Acquisition of intangible assets	(1,939,787)	(1,849,448)

Proceeds from sales of land, buildings and equipment	626,465	628,309

Payments for refundable deposits and other assets	(161,202)	(36,386)

Net cash used in investing activities	(9,961,973)	(5,842,203)

Cash flows from financing activities:

Net borrowings on revolving line of credit	1,400,143	2,486,000

Changes in book overdraft	(1,020,915)

Repurchase of common stock		(4,777,431)

Payments on long-term debt	(1,628,718)	(1,925,694)

Repayments of reimbursable construction	2,755,149	1,538,755

Issuance of shares	2,499,996

Net cash provided (used) by financing activities	4,005,655	(2,678,370)

Net decrease in cash and cash equivalents	(261,539)	(4,502,169)

Cash and cash equivalents, beginning of year	2,704,465	5,843,329

Cash and cash equivalents, end of period	$2,442,926	$1,341,160

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

(2) PRINCIPALS OF CONSOLIDATION

      The consolidated financial statements include the accounts of Childtime Learning Centers, Inc., and its wholly owned subsidiaries (together referred to as the “Company”). All significant intercompany transactions have been eliminated. The Company which began operations in 1967, provides for-profit child care through 306 child care centers located in 23 states and the District of Columbia as of January 5, 2001.

(3) FISCAL YEAR

      The Company utilizes a 52-53 week fiscal year ending on the Friday closest to March 31. For fiscal years 2000 and 2001, the third quarter contained twelve weeks, and the fiscal years contain 52 weeks.

(4) ACCOUNTS RECEIVABLE

      Accounts receivable is presented net of an allowance for doubtful accounts. At January 5, 2001 and March 31, 2000, the allowance for doubtful accounts was $328,333 and $295,000, respectively.

(5) REIMBURSABLE CONSTRUCTION COSTS

      In connection with certain build-to-suit centers to be leased, the Company enters into arrangements, whereby the Company accumulates costs during the construction process and is then reimbursed by the developer. The Company has various legal remedies available pursuant to the construction agreements to minimize the risk of nonreimbursement. For the 40 weeks ended January 5, 2001 and January 7, 2000, the Company financed construction costs of $5,451,390 and $2,032,128, respectively. Related repayments received under reimbursement agreements were $2,755,149 and $1,538,755, respectively.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Form 10-Q

(6) FINANCING ARRANGEMENTS

      At January 5, 2001, the Company’s unsecured revolving line of credit provides for borrowings up to $10,000,000, with interest payable at a variable rate, at the Company’s option, based on either the prime rate (9.0 percent at January 5, 2001) or the Eurodollar rate. Under the line of credit, there were outstanding borrowings of $2,757,943 at January 5, 2001 and $1,357,800 at March 31, 2000. Outstanding letters of credit further reduced the availability under the line of credit in the amount of $2,550,000 and $2,972,000 at January 5, 2001 and March 31, 2000, respectively. Due to the impact on rental expense from the Company's recent acquisitions, the primary lender approved the appropriate waiver to the "Fixed Charge Ratio" covenant of its credit agreement. This waiver, made after the fiscal 2001 third quarter close, was effective January 5, 2001, concurrent with the end of the fiscal quarter.

      In connection with the acquisition of certain centers, the Company also incurred $1,732,500 in notes payable for the forty weeks ended January 5, 2001. At January 5, 2001 and March 31, 2000, the total long-term debt was $4,722,482 and $4,214,146, respectively. The Company also made payments in the amount of $1,628,718 during the forty weeks ended January 5, 2001 to reduce portions of long-term debt.

(7) OPTION GRANTS FOR CONSULTING SERVICES

      The Company has retained Jacobson Partners, of which Benjamin R. Jacobson, a director of the Company, is the managing general partner, to provide management and financial consulting services. As part of the consideration to be paid to, and to add further incentive for such services, Jacobson Partners was granted stock options to purchase 557,275 shares. As of the forty weeks ended January 5, 2001, Jacobson Partners has exercised options totaling 294,117 shares at a cost of $2,499,996. The remaining 263,158 options can be exercised at a price of $9.50 per share until their expiration date of July 6, 2002. Additionally, Jacobson Partners will receive an annual fee in the amount of $250,000, paid in quarterly installments, plus reimbursement of out-of-pocket expenses. In the second quarter, as a result of the stock option grants, the Company has recorded additional compensation expense of $297,950 resulting in a related income tax benefit of approximately $114,000 for the forty weeks ended January 5, 2001.

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

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Form 10-Q

(9) EARNINGS PER SHARE

      For the twelve week periods ended January 5, 2001 and January 7, 2000, basic earnings per share has been calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share has been calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period and the assumed conversion of all potentially dilutive stock options (no dilutive shares for the twelve weeks ended January 5, 2001; 29,639 shares for the twelve weeks ended January 7, 2000; no dilutive shares for the forty week period ended January 5, 2001; and 29,022 shares for the forty week period ended January 7, 2000).

(10) SUPPLEMENTAL CASH FLOW INFORMATION

      In connection with the acquisition of certain centers, the Company incurred seller-financed debt of $1,732,500 and $5,000,918 for the forty weeks ended January 5, 2001 and January 7, 2000, respectively.

(11) BOOK OVERDRAFTS

      Book overdrafts, which are included in accounts payable on the balance sheet, represent unfunded checks drawn on zero balance accounts that have not been presented for funding to the Company’s banks. The overdrafts are funded, without finance charges, as soon as they are presented. At January 5, 2001 and March 31, 2000, the aggregate book overdrafts were $2,436,000 and $3,457,000, respectively.

(12) IMPAIRMENT OF LONG-LIVED ASSETS

      The Company periodically assesses the recoverability of the unamortized costs of acquired assets in excess of fair value based on a review of projected undiscounted cash flows of the related centers. These cash flows are prepared and reviewed by management in connection with the Company’s annual long-range planning process. For the forty weeks ended January 5, 2001, the Company has not recorded any impairment losses as compared to the forty weeks ended January 7, 2000, when it recorded losses of $231,007 on intangible assets and $50,884 for a loss on tangible property. The loss is recorded under the Cost of revenues caption in the Consolidated Statement of Income.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Form 10-Q

(13) COMMON STOCK

      During fiscal year 2000, the Company’s board of directors authorized the repurchase of 500,000 shares of the Company’s common stock. The Company repurchased 373,000 shares during the forty weeks ended January 7, 2000 at a cost of $4,777,431. The repurchase of shares is recorded as a charge against common stock in an amount equal to the average paid in capital per share, multiplied by the number of shares repurchased. The excess, if any, of aggregate repurchase price over the amount charged against common stock, is charged against retained earnings. For the forty week period ended January 7, 2000, $2,658,791 was charged against retained earnings. The Company has not been authorized to repurchase any additional shares over the 500,000 authorized in fiscal 2000.

(14) STAFF ACCOUNTING BULLETIN

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 101, “Revenue Recognition in Financial Statements” (SAB 101). The guidelines in SAB 101 must be adopted during the fourth quarter of the Company’s 2001 fiscal year. The Company is evaluating the effect, if any, that such an adoption may have on its financial position and results of operations.

(15) SUBSEQUENT EVENTS

      In the fourth quarter of fiscal 2001, due to the previously announced management changes, the company will record additional one time costs for severance and restructuring charges.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Form 10-Q

General

      The information presented herein refers to the twelve weeks (“third quarter 2001”) and the forty weeks (“year-to-date 2001”) ended January 5, 2001, compared to the twelve weeks (“third quarter 2000”) and the forty weeks (“year-to-date 2000”) ended January 7, 2000.

      During the third quarter 2001, the Company added 1 center and closed 2. The addition was a build-to-suit leased center. This compares to the addition of 13 centers (12 acquisitions and 1 build-to-suit leased center) and the closing of 2 centers during the third quarter 2000. During year-to-date 2001, the Company has added 17 centers and closed 4. The additions included 10 acquisitions and 7 build-to-suit leased centers. Accordingly, as of January 5, 2001, the Company operated 306 centers, as compared to 285 at January 7, 2000. The Company also opened 2 additional Oxford Learning Centers during the quarter and now operates a total of 10, all located in the state of Michigan.

      The results of centers opened, acquired or disposed of are included in the Company’s financial statements from the date of opening or acquisition and through the date of disposition, as applicable. The timing of such new openings, acquisitions or dispositions could influence comparisons of year over year results.

Results of Operations

      Third quarter 2001 revenues increased to $33,073,000 from $28,865,000 for the third quarter 2000 ($4,208,000, or 14.6%). This increase was principally attributable to increased revenues from centers opened or acquired in fiscal 2000 ($2,072,000) and centers opened or acquired in fiscal 2001 ($1,731,000). Year-to-date 2001 revenues increased to $112,627,000 from year-to-date 2000 revenues of $96,372,000 ($16,255,000, or 16.9%). This increase was principally attributable to increased revenues from centers opened or acquired in fiscal 2000 ($11,343,000) and centers opened in fiscal 2001 ($4,359,000). These increases were partially offset by centers closed in fiscal 2001 ($1,760,000).

      Comparable center revenues (centers operating during all of year-to-date 2001 and year-to-date 2000) increased 3.1% ($783,000) for the third quarter 2001. Year-to-date comparable center revenues increased 2.2% ($1,933,000). The third quarter and year-to-date 2001 increases were primarily the result of tuition increases, partially offset by a decrease in the utilization percentage for certain geographical areas.

      Third quarter 2001 gross profit increased to $3,643,000 (11.0% of revenues) from $3,038,000 (10.5% of revenues) for the third quarter 2000, a 19.9% increase. The increase in gross profit was principally from comparable centers ($649,000) and centers opened or acquired in fiscal 2000 ($377,000), partially offset by gross operating losses from newly opened Oxford Learning Centers ($240,000) and centers closed during fiscal 2001 ($152,000).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Form 10-Q

Results of Operations — Continued
Year-to-date 2001 gross profit increased to $12,690,000 (11.3% of revenues) from $11,807,000 (12.3% of revenues), a 7.5% increase. The year-to-date 2001 increase in gross profit was principally from centers opened or acquired in fiscal 2000 ($1,236,000) and to a lesser extent an increase in comparable centers ($210,000), partially offset by gross operating losses from Oxford Learning Centers ($628,000).

      Marketing expenses increased 13.1% to $441,000 for the third quarter 2001 from $390,000 for the third quarter 2000. Year-to-date 2001 marketing expenses increased 5.6% to $1,361,000 from $1,289,000. These increases were primarily due to the additional expenses associated with the promotion and marketing activities for 306 centers as of the end of the third quarter 2001, compared to 285 centers at the end of the third quarter 2000. As a percentage of revenues, third quarter 2001 marketing expenses decreased to 1.3% of revenues for the twelve weeks ended January 5, 2001 from 1.4% of revenues for the twelve weeks ended January 7, 2000. Year-to-date 2001 marketing expenses also decreased to 1.2% of revenues from 1.3% of revenues for year-to-date 2000 marketing expenses. The decrease is attributable to cost containment and, to a lesser extent, operating leverage provided by higher revenues.

      General and administrative expenses increased 12.6% to $1,946,000 for the third quarter 2001 from $1,729,000 for the third quarter 2000. The increase is primarily due to the addition of three new area offices and the additional expenses associated with the operation of 306 centers as of the end of the third quarter 2001, as compared to 285 centers at the end of the third quarter 2000. As a percentage of revenues, general and administrative expenses decreased to 5.9% for the third quarter 2001 from 6.0% for the third quarter 2000.

      Year-to-date 2001 general and administrative expenses increased 22.1% to $6,670,000 from $5,464,000 for year-to-date 2000. The increases are due primarily to the increases mentioned for the third quarter in addition to a charge of $428,000 for the Jacobson Partners’ options and related consulting fees. Year-to-date general and administrative expenses increased to 5.9% for year-to-date 2001 from 5.7% for year-to-date 2000.

      As a result of the foregoing changes, operating income increased to $1,256,000 for the third quarter 2001 from $918,000 for the third quarter 2000. The operating income change of $338,000 represents an increase of 36.8% from the third quarter 2000. Year-to-date 2001 operating income decreased 7.8% to $4,660,000 from $5,055,000 for year-to-date 2000.

      Interest expense increased to $224,000 for the third quarter 2001 from $126,000 for the third quarter 2000. Year-to-date 2001 interest expense increased to $762,000 from $252,000 for the prior year. The increase is a result of interest paid on new acquisition debt, interest paid on funds borrowed to repurchase shares of the Company’s common stock during fiscal 2000 and an increase in the prime rate, partially offset by the cash benefit received from the exercise of the

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Form 10-Q

Results of Operations — Continued
Jacobson Partners’ options.

      The provision for income taxes increased to $405,000 (an effective tax rate of 37.7%) for the third quarter 2001 from $304,000 (an effective tax rate of 37.5%) for the third quarter 2000. Year-to-date 2001 provision for income taxes decreased to $1,548,000 (an effective tax rate of 38.0%) from $1,895,000 (an effective tax rate of 37.5%).

      As a result of the foregoing changes, net income increased to $669,000, or 2.0% of revenues, for the third quarter 2001, from $507,000, or 1.8% of revenues, for the third quarter 2000. Year-to-date 2001 net income decreased to $2,523,000, or 2.2% of revenues, from $3,162,000, or 3.3% of revenues, for year-to-date 2000.

Liquidity and Capital Resources

      The Company’s primary cash requirements currently consist of its maintenance of existing centers, repayment of debt and related interest and its new center expansion program. The Company believes that cash flow from operations, together with amounts available under a $10.0 million unsecured revolving line of credit facility, will be sufficient to satisfy the Company’s anticipated cash requirements on both a long-term and short-term basis. The line of credit bears annual interest at either the prime rate or an adjusted Eurodollar based rate, at the Company’s option. Under the line of credit, there were outstanding borrowings of $2,758,000 at January 5, 2001 and borrowings of $1,358,000 at March 31, 2000. Outstanding letters of credit further reduced the availability under the line of credit in the amount of $2,550,000 at January 5, 2001 and $2,972,000 at March 31, 2000. Under this agreement, the Company is required to maintain certain financial ratios and other financial conditions, the most restrictive of which requires the Company to maintain certain debt-to-equity ratios, a minimum fixed charge coverage and a minimum amount of tangible net worth. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets and transactions with affiliates.

      Net cash provided by operations increased to $5,695,000 for year-to-date 2001, from $4,018,000 for year-to-date 2000. Year-to-date 2001 cash provided by operations, $2,500,000 from the issuance of new shares, $1,400,000 of net borrowings on the line of credit and $626,000 from the sale of fixed assets, were principally used for investment in capital expenditures and acquisitions totaling $4,976,000 and for the net funding of $2,696,000 of reimbursable construction costs related to certain new build centers. Additionally, $1,629,000 was used for repayments on long-term debt and $1,021,000 was used for the funding of zero balance checks (see Item 11 in the Company’s Notes to Consolidated Financial Statements). The Company incurred additional seller-financed notes payable of approximately $1,732,500 during the year-to-date 2001, related to the acquisition of centers.

Expenditures related to information technology systems were part of management's five-year

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Form 10-Q

Liquidity and Capital Resources-continued
information system plan to accommodate the growth of the Company for the next five to ten years. In connection with this plan, the Company purchased and capitalized financial software upgrades and related hardware of approximately $163,000 during fiscal 1999 and $228,000 during fiscal 2000. As of March 31, 2000 the Company completed the majority of the hardware and software purchases. Future costs related to the information system plan will primarily consist of training costs, which are estimated to be approximately $400,000 and are anticipated to be completed over the next 12 months.

      Due to the impact on rental expense from the Company's recent acquisitions, the primary lender approved the appropriate waiver to the "Fixed Charge Ratio" covenant of its credit agreement. This change, made after the fiscal 2001 third quarter close, was effective January 5, 2001, concurrent with the end of the fiscal quarter.

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

PART II
OTHER INFORMATION
FORM 10-Q

CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARIES

Item 6 Exhibits and Reports on Form 8-K

(a)Index to Exhibits

Exhibit
Number	Description

10.1	Consulting agreement dated January 16, 2001 between the Registrant and James J. Morgan

10.2	Consulting agreement dated January 19, 2001 between the Registrant and Leonard C. Tylka

(b)Reports on Form 8-K:

1.)	The Company filed a current Report on Form 8-K on February 1, 2001,

announcing the resignation of the Chief Executive Officer and the

Chief Financial Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHILDTIME LEARNING CENTERS, INC. (REGISTRANT)

/s/ Leonard C. Tylka 02/06/2001 Leonard C. Tylka Interim Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EX-10.1	Consulting Agreement Dated Jan. 16, 2001 Between Childtime L.C., Inc. and James Morgan

EX-10.2	Consulting Agreement Dated Jan. 19, 2001 Between Childtime L.C., Inc. and Leonard C. Tylka