Form 10-K
period 2001-03-20
CHILDTIME LEARNING CENTERS INC
filed 2001-06-22
CIK 1003648

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 30, 2001

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

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 1, 2001, computed by reference to the last sale price for such stock on that date as reported on the NASDAQ National Market System, was approximately $12,029,000.

     At June 1, 2001, the number of shares outstanding of the registrant’s Common Stock, without par value, was 5,225,772.

     Portions of the registrant’s Proxy Statement for its 2001 Annual Meeting of Shareholders have been incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I
PART II
PART III
PART IV
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Report of Independent Accountants
CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF OPERATIONS
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
INDEX TO EXHIBITS
Form 10-K
Letter Agreement to Amend the Total Liabilities to
Letter Agreement dated July 6, 2000
First Amendment to 1995 Stock Incentive Plan
Letter Agreement dated July 6, 2000
Employment Separation Agreement and Mutual Release
Employment Separation Agreement and Mutual Release
List of Subsidiaries
Consent of PricewaterhouseCoopers LLP

PART I

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

      Statements included herein which are not historical facts are forward-looking statements pursuant to the safe harbor provisions of the Private/ Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, continuation of federal and state assistance programs, projected total restructuring charges, demand for child care, general economic conditions as well as pricing, competition and insurability. Childtime Learning Centers, Inc. cautions that actual results could differ materially from those projected forward-looking statements.

Item 1.  Business

General

      Childtime Learning Centers, Inc. conducts business through its wholly owned subsidiary Childtime Childcare, Inc. and its wholly owned subsidiaries, Childtime Childcare — Michigan, Inc., and Childtime Childcare — PMC, Inc. (together referred to as the “Company”). All significant intercompany transactions have been eliminated.

      The Company provides for-profit child care through 304 child care centers as of March 30, 2001, located in 23 states and the District of Columbia. Center-based child care and preschool educational services are provided five days a week throughout the year to children between the ages of six weeks and twelve years. At March 30, 2001, the Company had over 30,000 children enrolled (full and part-time) nationwide. Substantially all of the Company’s child care centers are operated under the “Childtime Children’s Centers” name. The Company’s centers are primarily located on free-standing sites in suburban residential areas with substantial preschool populations. Included among the Company’s 304 child care centers at March 30, 2001, were 46 “at-work” sites providing child care for working parents at various business enterprises, office complexes, shopping centers and hospitals.

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

      The Company utilizes a 52 to 53 week fiscal year (generally comprised of 13 four-week periods), ending on the Friday closest to March 31. The fiscal years ended March 30, 2001, March 31, 2000 and April 2, 1999 all contained 52 weeks. The first quarter for fiscal 2001, 2000 and 1999 contained 16 weeks whereas the remaining quarters contain 12 weeks.

Business Strategy

      The Company’s business strategy is to (i) provide a greater focus on enhancing profitability of existing centers through various programs; (ii) continue to invest in its centers to maintain and improve quality; (iii) emphasize its sales and marketing programs aimed at increasing new enrollments and promoting customer loyalty; (iv) offer programs to better utilize its centers on a year-round basis; (v) provide finance and training managers as additional support staff to center directors, in an effort to improve center performance; and (vi) continue to improve the quality of its staff through recruitment, training and incentive programs.

      Set forth below are certain key elements of the Company’s business strategy:

Standardized Operations. The Company has a consistent overall approach in providing child care services in its centers. With the exception of certain employer-sponsored sites and approximately 20 centers located within Texas and Arizona, the centers operate under the “Childtime Children’s Centers” name in suburban communities or at-work locations which have similar demographic characteristics. Each center utilizes an independently developed, nationally recognized educational curriculum. All center facilities are well maintained, similarly equipped and utilize the closed classroom concept. The Company utilizes prototype building designs for use in its build-to-suit centers.

Center Entrepreneurship. Within a framework of centralized financial and quality controls, each center director is empowered to customize the center’s programs, dietary menus and other features to adapt to local market requirements. Each director is also involved in the budgeting and financial planning process with regard to his or her center. The Company believes that its center directors are given more autonomy than are directors of other child care centers enabling them to better market their center while meeting the child care objectives of local customers. The Company trains its center directors to fulfill these additional responsibilities through a series of internally and externally prepared training programs designed to enhance interpersonal and business skills, basic financial concepts and marketing. Center directors are compensated, in part, through an incentive program based on the performance of the center under their supervision.

Growth Strategy. In prior years the Company has historically added approximately 30 to 40 centers per year. During fiscal 2001, however, that number was significantly reduced. As a result of its new strategy, the Company is committed to improving the operations of its existing centers before it plans on acquiring additional centers. See “Growth Strategy” below.

Growth Strategy

      The Company has expanded its business in prior years through a number of acquisitions and build-to-suit centers. The following table sets forth the number of child care centers acquired or otherwise opened, as well as closed, during the periods indicated.

	Fiscal Year Ended

	March 30,	March 31,	April 2,
	2001	2000	1999

Number of centers:

Beginning of period	293	270	242

Additions during period:

Acquisitions and other	10	34	23

New builds and new leases	8	4	7

Total additions	18	38	30

Closings during period	(7)	(15)	(2)

End of period	304	293	270

      In making its previous expansion decisions, the Company strove to add units in its existing markets in order to increase market concentration and to leverage administrative and advertising expenses. Entry into new markets was also considered, but only if these markets could eventually support a minimum of 10 centers. As the result of a change in strategy, the Company is now focused on improving the performance of existing centers before it continues to add units. Accordingly, during fiscal 2001, the Company significantly reduced the amount of acquisitions as compared to previous fiscal years. For fiscal 2002 the outlook is similar. When the Company decides to add a new center by acquisition or by opening a new location, the decision is based on which alternative best meets its business strategy. Furthermore, the Company continuously reviews its existing center portfolio in an effort to ensure the centers meet its minimum standards. Centers become candidates for closure when they fail to meet certain demographic or financial criteria. As a result, the Company decided to close 7 centers during fiscal 2001 and has announced the closing of an additional 19 centers in the first part of fiscal 2002. The Company also closed all 10 of its Oxford Learning Centers of America during fiscal 2001.

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

      In addition to acquiring or building centers in residential areas, in the past the Company has obtained contracts with employers and office complex managers to operate centers in at-work locations. Historically, public agencies and hospitals have been the principal employers providing or otherwise arranging for child care services for their employees. A number of private sector employers have begun to offer this benefit, as they recognize that reduction of employee absenteeism due to a lack of reliable and available child care can significantly offset the cost to employers in offering such benefits.

      The Company’s acquisition and new build activity is limited to child care centers in market areas showing strong growth potential and to sites which the Company believes it can conform to its standard facility and educational format. The Company believes, at the appropriate time, that it can continue to acquire centers on terms that compare favorably with the costs and risks of establishing new facilities. In an effort to standardize its new facilities, the Company has developed two building prototypes which accommodate 130 to 180 children. There are no assurances, however, that it will be able to continue to acquire and develop new sites in an economic manner.

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

  Young Toddler (1 – 2 years)

Classroom space and materials are organized to support the young toddler’s need to physically explore, discover and to be independent. Caregivers provide comforting words and lap time to help toddlers deal with separation from parents. Toddlers are encouraged to participate in daily routines to develop self-help skills and self-esteem. Play activities with sensory experiences provide opportunities to help in the development of thinking skills, large and small muscles and assist in promoting communication skills. Stories, pictures and books are introduced to help toddlers experience reading as a pleasurable activity. Caregivers reinforce positive behaviors, set limits and are consistently available as a “homebase” to support the toddler’s conflicting need for independence and comfort.

  Toddler (2 – 3 years)

Classroom space and materials are organized to support the older toddler’s increased need for independence in making simple decisions, engaging in pretend play and playing cooperatively with other children. Toddlers are supported in their self-help skills (dressing, feeding and toileting) and encouraged to help with daily routines in order to become familiar with the sequence of events to foster their self-esteem. Play activities provide opportunities to practice skills, increase communication about sensory experiences and promote listening and speaking skills. Indoor and outdoor activities focus on helping toddlers strengthen small muscles and aid in the development of hand-eye coordination and large muscles.

  Preschool 1 (3 – 4 years)

Classroom space and materials are organized in distinct interest centers to support young preschoolers’ initiative to practice their new skills and express their ideas and feelings. These centers are set up to encourage preschoolers to select play activities, engage in hands-on exploration, participate in pretend play and develop the ability to play cooperatively. Small muscles and hand-eye coordination continue to be strengthened through art activities, sand and water play and by working with manipulative toys and blocks. The daily schedule includes many activities for large muscle development. Stories and books are used daily to increase familiarity with the meaning of letters and words (emergent literacy) and to foster reading as a pleasurable activity.

  Preschool 2 (4 – 5 years)

Classroom organization and the daily schedule provide increased opportunities for independent and small group play in interest centers. Such group play supports older preschoolers’ developing ability to organize their own play, assign roles and tasks and work towards a common goal. Activities provide hands-on experiences. Caregiver interaction focuses on helping preschoolers organize the information they gather, develop an understanding of number concepts, reasoning and problem solving skills (matching, classifying and sequencing), while expanding listening and language skills. Independent and group activities with books and stories promote reading readiness. Caregivers create a print rich environment (signs, labels and charts) and provide opportunities for children to draw, paint and engage in writing activities. Children are increasingly involved in helping to set limits for positive and caring behaviors.

  Five Year Old or Kindergartner (5 – 6 years)

Classroom organization, materials and activities support the five year-old’s increased ability to understand written symbols (letters, numbers and some words) and create an interest in writing.

Educational interest centers continue to provide opportunities for hands-on exploration to sharpen observation skills, explore cause and effect, share and play cooperatively with others, plan and carry out a task and engage in independent or group play for an extended period of time. Materials are provided to encourage representation, symbolic play and to practice drawing and writing. Activities are planned to help children learn to follow directions, recall and sequence events, understand measurement, recognize how materials can change, think creatively to solve problems, improve their coordination skills and use their bodies in challenging outdoor play tasks. Centers which offer a kindergarten program for transitioning children into first grade, follow the local school district’s specific goals and assessment requirements.

  School-ages (6 – 12 years)

Classroom space, equipment and materials are organized to support school-agers’ sense of industry and competence and to accommodate the wide range of interests and abilities of six to twelve year-olds. The program provides opportunities for school-agers to pursue their interests, perfect coordination of large and small muscles and to learn to work with others. The environment is designed to engage children in activities (arts and crafts, cooking, dramatic play, music, dance, games and sports) they can pursue independently, with a friend, or as a group project. Caregiver integration focuses on helping children set reasonable goals and manageable tasks, guiding them to think about the consequences of their words and actions so as to foster a sense of community.

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

      The Company continues to focus its efforts to accredit many of its centers by the National Association for the Education of Young Children (“NAEYC”) or the National Child Care Association (“NCCA”). The NAEYC and NCCA are national organizations which have established comprehensive criteria for providing quality child care. NAEYC and NCCA have developed and implemented a child care center accreditation process through which child care providers can receive formal, national recognition of their child care program. The Company believes that the review process leading toward accreditation assists the Company in its efforts to continually improve its programs and facilities. The Company shares NAEYC and NCCA’s commitment to provide quality child care and accordingly, continues an aggressive accreditation program.

Products and Services

      General. Subsequent to the end of the current fiscal year, the Company reorganized its operations into two divisions (East and West), with each division headed by a Vice President of Operations. Each Vice President oversees two regions, with each region comprised of a regional operations manager, regional finance manager and regional trainer. Regional offices have been established in Baltimore, Maryland; Cleveland, Ohio; Dallas, Texas and Escondido, California. Reporting to the regional operations manager are 5 to 6 area managers, with each area manager responsible for 10 to 16 centers depending upon geographic dispersion of the centers. Each region comprises approximately 75 centers. Each individual center has a dedicated center director and a staff ranging from 15 to 30 persons. The centers operate year round, five days per week, generally opening at 6:30 a.m. and remaining open until 6:30 p.m. A child may be enrolled in any of a variety of program schedules, from a full-time, five-day-per-week plan to as little as two or three half-days a week. A child attending full-time typically spends approximately 9 hours a day, five days per week, at a center.

      The Company’s current weekly tuition for full-day service typically ranges from $74 to $265, depending on the location of the center and the age of the child. Tuition is generally paid, in advance, on a weekly basis. In addition, parents currently pay an annual registration fee ranging from $25 to $80. The Company generally reviews its tuition rates at least once each year to determine whether rates at a particular center should be changed in light of that center’s competitive environment and financial results.

      Center Operations. Each center is managed by a director who is supervised by an area manager. The Company places a great deal of emphasis on the recruitment, selection and ongoing training of center directors. Center directors are hired by their respective area manager from a pool of candidates who have undergone an initial psychological profile screen, reference check and criminal background check. All center directors are required by state regulations to have some minimum level of training, which is typically in the form of credit hours from a state approved training agency or an accredited educational institution. The Company prefers that potential directors have a bachelor’s degree in early childhood education, child development or a health related field plus a minimum of two years experience in licensed child care. Many directors are recruited from within the Company and have served as caregivers or assistant directors in one of the Company’s centers. A center director has overall responsibility for the operations of a center including: ensuring that the center is operated in accordance with Company and state licensing standards and operating procedures; providing an educational, caring and safe environment for children and their parents; marketing the Company to parents and otherwise promoting the positive image of the Company in the community. The center directors receive a salary and bonus tied to the financial and operating performance of their center. Each center director is also responsible for hiring his or her staff, including caregivers.

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

      Area Supervision. An area manager hires the director of each of his or her centers and is supervised by a regional manager. Area managers also work very closely with other corporate staff members, such as the Director of Real Estate, Vice President-Marketing, Corporate Controller or Director of Legal Affairs, on such issues as center acquisition and marketing, personnel actions and financial planning. Additional duties of area managers are to facilitate communications between center directors and the corporate officers, as well as among center directors, and to monitor cost control and revenue generation efforts and licensing compliance. Area managers typically spend 80% of their work time in the centers they supervise. The Company’s area managers have all served as center directors with the Company or within other segments of the child care industry. Area managers receive a salary and bonus tied to the financial and operating performance of the centers under their supervision.

      Training. The Company believes that the skills and expertise of the director and staff at each center are among the most significant factors for parents selecting center-based child care programs. In order to enhance the quality of the staff at each center, the Company provides both externally and internally developed training programs for its personnel. It has developed training materials and manuals for its staff and conducts seminars for its area managers and directors on such subjects as interpersonal and business skills, basic financial concepts and marketing. All management personnel (including area managers, center directors and assistant directors) participate in periodic training programs or meetings and must comply with applicable state and local licensing regulations. Center staff are required to participate in orientation and training sessions. Subsequent to year end, the Company has reorganized its operations into four regional areas, each of which has an on-site regional training manager to assist in the development and implementation of its training programs. These training programs were designed to prepare and enhance the skills of its caregivers to meet the Company’s internal standards and applicable state licensing requirements.

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

      Financial Planning; Budgeting and Cost Control. The Company has implemented a program of financial planning and cost control which seeks to maximize operational profit without sacrificing quality child care. This goal is accomplished by actively engaging the area manager and center director in the formulation and implementation of the budget for each center. During the budgeting process, budgets are initially developed at the center level, with center directors taking an active role in developing and submitting the budget for their respective centers through their area manager and on to the Company’s corporate management for approval. Subsequent to year end, the Company has reorganized its operations into four regional areas, each of which includes an on-site regional finance manager. The regional finance manager will be responsible for assisting the director and area manager in the budgeting process along with other financial functions. Directors are then responsible for implementing the approved budget and become primarily responsible for the financial performance of the center. In order to encourage profitable performance, the Company has implemented a financial incentive program for meeting or exceeding pre-approved budget goals.

      Facilities. Most of the Company’s centers are freestanding structures owned or leased by the Company. The Company utilizes prototype buildings designed specifically for each state emphasizing efficiency, lower maintenance costs and enhanced appearance. Depending on the state, these prototype designs contain between 7,900 to 9,000 square feet in a one story, air-conditioned building. The interiors primarily consist of closed classrooms bordering a central hallway. Such a design accommodates the desire to allow children the freedom to explore their environment as well as the staff’s need to be able to monitor activities in the classroom. The Company’s centers contain classrooms, recreational areas, a kitchen and bathroom facilities and are typically laid out to accommodate the grouping of children by age or development. Room materials are chosen for their educational value, quality and versatility. The infant/young toddler room features separate, sanitary diaper changing areas. Each facility has a playground designed to accommodate the full range of children attending the center, including an area specifically for toddlers. The whole playground is fenced in for security and organized to provide adequate supervision for every age group. Each center is equipped with a variety of audio-visual aids, educational supplies, games, toys, indoor and outdoor play equipment. In addition, most of the centers are equipped with personal computers and software designed for preschool and school age children. Virtually all of the centers are also equipped with Company-owned or leased vehicles for the transportation of children to and from elementary schools and for field trips.

      Licensed capacity generally ranges from 135 to 170 children for the same size building. The capacity variance differs from state to state because of various licensing requirements. The aggregate licensed capacity of the Company’s centers (including those under management contracts) at March 30, 2001 was 39,878 children (or an average of 131 children per center).

      At-Work Sites. In addition to operating residential child care centers, the Company also managed, at March 30, 2001, 46 child care centers in at-work locations, making it one of the largest providers of at-work child care services. Many of these centers, including those for Schering Plough (a division of the Schering Corporation), Blue Cross Blue Shield of Mississippi and Henry Ford Health Systems, are located on or near the premises of a specific employer and involve varying degrees of involvement from the employer, such as ownership of the premises, minimum enrollment guarantees, the assumption of financial responsibility for the ongoing operations of the center, other management arrangements, or any combination of the above. Other at-work centers are located in office complexes or shopping centers. Historically, public agencies and hospitals have been the principal employers providing or otherwise arranging for child care services for their employees.

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

      In July and August of each year (the last month of the Company’s first fiscal quarter and the first month of the Company’s second fiscal quarter), the Company has historically experienced an enrollment decline. To offset this decline, the Company has successfully implemented and marketed a summer camp program with a new theme and focus each year. As a result of such programming and the timing of the quarters, average weekly revenues by quarter during fiscal 2001 and 2000 were very consistent and not as adversely impacted by the normal summer enrollment decline. In addition, new enrollments are generally highest in September and January; accordingly, August and December are traditionally the best months to open new centers. However, with the exception of spring, the Company has demonstrated an ability to successfully open centers throughout the year because of enhanced pre-opening marketing efforts. Total enrollments (and, accordingly, the Company’s results) are typically the strongest in the fourth quarter (which include the months of January, February and March).

Competition

      The child care and preschool education industry is highly fragmented and competitive and has historically been dominated by small, local nursery schools and child care centers. The Company’s competition consists principally of local nursery schools and child care centers (some of which are non-profit, including church-affiliated centers), providers of services that operate out of homes and other proprietary multi-unit child care center providers some of which are larger and may have substantially greater financial resources than the Company. The largest providers of for-profit child care and preschool education are KinderCare Learning Centers, Inc. and La Petite Academy, Inc. The Company believes it is able to compete favorably with these providers by offering a high quality level of child care services. This is especially true in competing against local nursery schools, child care centers and in-home providers where the Company is often at a price disadvantage, because these providers generally charge less for their services than the Company charges. Many church-affiliated and other non-profit child care centers have lower rental costs, if any, than the Company and may receive donations or other funding to cover operating expenses. Consequently, operators of such centers often charge tuition rates that are less than the Company’s rates. In addition, fees for home-based care are normally lower than fees for center-based care because providers of home care are not always required to satisfy the same health, safety, insurance or operational regulations as the Company’s centers. The Company competes by hiring and training quality center directors and by offering professionally-planned educational and recreational programs, modern, well-equipped facilities, trained staff and supervisory personnel. In addition, the Company also provides a range of services, including infant and toddler care, drop in service, and the transportation of older children enrolled in the Company’s before and after school program between the Company’s child care centers and schools.

Personnel

      As of March 30, 2001, the Company employed more than 5,500 persons (including part-time and substitute caregivers), of whom 49 are employed at corporate headquarters, 25 area managers located in various regions and the remainder are employed at the Company’s child care centers or as local field support personnel. Subsequent to the end of the fiscal year, the Company established 4 regional offices which are staffed with an additional 12 full-time employees and reduced the number of area managers to 22. Center employees include center directors, assistant directors, full-time and part-time teachers, caregivers, substitute caregivers, aides and other staff, including cooks and van drivers. All center directors, regional managers, area managers and corporate supervisory personnel are salaried; all other employees are paid on an hourly basis. The Company does not have an agreement with any labor union and believes that its relations with its employees are good.

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

      For the fiscal year ended March 30, 2001, approximately 21% of the Company’s revenues were generated from federal and state child care assistance programs, primarily the Child Care and Development Block Grant and At-Risk Programs. These programs are typically designed to assist low-income families with child care expenses and are administered through various state agencies. Although no federal license is required at this time, there are minimum standards which must be met to qualify for participation in certain federal programs. There is no assurance that funding for such federal and state programs will continue at current levels and a significant reduction in such funding may have an adverse impact on the Company.

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

Insurance

      The Company’s insurance program currently includes the following types of policies: workers’ compensation, commercial general and automobile liability, commercial property, director and officer liability, flood coverage in applicable locations, excess “umbrella” liability, and a medical payment program for accidents which provides secondary coverage for each child enrolled in a Company center. The policies provide for a variety of coverages and are subject to various limits and deductibles. The workers’ compensation policy requires contributions to a self-insured deduction fund. For fiscal 2000 and 2001, the Company’s policies for workers’ compensation had a deductible of $250,000 per occurrence. The commercial general liability policy includes coverage for child physical and sexual abuse claims, with an annual limit of $1,000,000 per location (including all general liability claims except product liability claims), $1,000,000 per occurrence and $3,000,000 in the aggregate. The Company also has excess “umbrella” coverage, relating to general liabilities including child physical and sexual abuse claims, in the amount of $20,000,000 per year. Management believes the Company’s current insurance coverages are adequate to meet its needs.

Item 2.  Properties

      The following table shows the locations of the Company’s centers, including those operated under management contracts, as of March 30, 2001 (the numbers in the parentheses reflect the number of centers in that state):

Arizona (26)	New Mexico (1)
California (32)	New York (29)
Florida (15)	North Carolina (12)
Georgia (16)	Ohio (23)
Illinois (6)	Oklahoma (10)
Iowa (3)	Pennsylvania (1)
Maryland/DC (14)	South Carolina (1)
Michigan (19)	Texas (52)
Mississippi (1)	Virginia (14)
Missouri (4)	Washington (9)
Nevada (7)	Wisconsin (1)
New Jersey (8)

      As of March 30, 2001, the Company operated 304 centers, 242 of which were operated under lease or operating agreements, 54 of which were owned and 8 of which were operated under management contracts. The leases have terms ranging from 1 to 25 years, often with renewal options, with most leases having an initial term of 5 to 20 years. The leases typically require the Company to pay utilities, maintenance, insurance and property taxes and some provide for contingent rentals if the center’s revenues exceed a specified base level.

      As of March 30, 2001, the Company had leases or operating agreements with initial terms (including renewal options) expiring as follows:

Number of
Leases or
Operating
Agreements
Fiscal Year	Expiring

2002-2003	41

2004-2005	27

2006-2009	77

2010 and later	97

      The Company also owns one undeveloped site acquired prior to 1990. This property does not currently fit within the Company’s long-term growth strategy. Accordingly, this site is carried on the Company’s books at fair value less cost to sell in the amount of $65,600 and is held for sale.

      The Company currently leases approximately 12,800 square feet for its corporate offices in Farmington Hills, Michigan.

Item 3.  Legal Proceedings

      The Company is involved from time to time in routine litigation arising out of the ordinary course of its business, most of which is covered by general liability insurance. In management’s opinion, none of the litigation in which the Company is currently involved will have a material effect on its financial condition, results of operations, or cash flows. (See Contingencies in Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operations)

Item 4.  Submission of matters to a Vote of Security Holders

      None.

Item 4A.  Executive Officers of the Registrant

      The information regarding executive officers of the Company contained in Item 10 of this Report as it appears in Part III of this Report is incorporated herein by reference.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Common Stock is regularly quoted on the NASDAQ National Market System under the symbol CTIM. The following table sets forth, for the fiscal years ended March 30, 2001, and March 31, 2000, the high and low closing sale prices for the Company’s Common Stock.

	Common Stock
	Sales Prices

	High	Low

Fiscal 2001:

1st Quarter	$8.13	$6.38

2nd Quarter	$8.63	$7.50

3rd Quarter	$7.61	$5.56

4th Quarter	$9.22	$6.25

Fiscal 2000:

1st Quarter	$15.50	$11.25

2nd Quarter	$15.00	$10.63

3rd Quarter	$13.50	$12.00

4th Quarter	$12.50	$7.13

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

      As of June 1, 2001, there were approximately 550 holders of the Company’s Common Stock (including individual participants in security position listings).

Item 6.  Selected Financial Data

      The following table sets forth, for the periods indicated, selected data from the Company’s financial statements. This table should be read in conjunction with Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and with the Company’s Consolidated Financial Statements and related Notes for the year and period ended March 30, 2001 appearing elsewhere in this Report.

Childtime Learning Centers, Inc. and Consolidated Subsidiaries

	March 30,	March 31,		April 2,	April 3,	March 28,
	2001	2000		1999	1998	1997
	(52 weeks)	(52 weeks)		(52 weeks)	(53 weeks)	(52 weeks)

	(Dollars in thousands, except for per share data)

Selected Income Statement Data:

Revenues	$147,437	$128,736		$112,963	$97,828	$78,634

Cost of revenues	131,269	112,172		96,541	83,432	66,112

Gross profit	16,168	16,564		16,422	14,396	12,522

Marketing expenses	1,666	1,601		1,454	1,265	1,161

General and administrative expenses	8,825	7,598		6,854	6,193	5,393

Restructuring expense	4,000	0		0	0	0

Impairment charges	1,447	282		0	0	0

Operating income	230	7,083		8,114	6,938	5,968

Interest expense	966	428		312	287	160

Interest (income)	(57)	(157)		(240)	(226)	(189)

Other (income), net	(185)	(117)		(119)	(34)	(399)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(494)	6,929		8,161	6,911	6,396

Income tax provision (benefit)	(160)	2,600		3,065	2,565	1,881

Income (loss) before cumulative effect of change in accounting principle	(334)	4,329		5,096	4,346	4,515

Cumulative effect of change in accounting principle (net of tax)	275	0		0	0	0

Net income (loss)	$(609)	$4,329		$5,096	$4,346	$4,515

Earnings (loss) per share — Basic	$(0.12)	$0.82		$0.94	$0.80	$0.83

Earnings (loss) per share — Diluted	$(0.12)	$0.82		$0.93	$0.80	$0.83

Selected Balance Sheet Data:

Total assets	$74,111	$71,174		$62,611	$58,118	$50,286

Total debt	$5,545	$7,985		$2,638	$3,062	$2,272

Total shareholder’s equity	$47,236	$44,939		$46,407	$41,287	$36,089

Selected Operating Data:

Number of centers (at end of period)	304	293		270	242	211

Center capacity (at end of period)(1)	38,877	36,770		32,832	28,911	24,280

Average utilization(1)	64.7%	65.9	%(2)	62.0%	62.5%	63.4%

(1)	Average utilization is calculated by dividing total child days for a period by the total capacity of the Company’s centers (excluding the capacity of those centers managed by the Company pursuant to management contracts) at the end of such period. Child days are calculated based upon the Company’s standard hours by program (e.g., full-time, before and after, etc.).

(2)	The utilization percentage for the year ending March 31, 2000 has been restated to reflect an adjustment for school age children.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      During the past five fiscal years, the Company has increased the number of centers from 174, at the beginning of fiscal year 1997, to 304 at fiscal year end 2001. The Company has achieved this growth through a combination of acquisitions, prototype build-to-suit centers, and new leases. Fiscal year 2001 growth consisted of only 18 centers, due to the Company’s new strategy to focus on improving existing operations. The additions included 10 acquisitions and 8 build-to-suit leased centers. During the fiscal year, the Company also closed 7 centers that no longer met the demographic and growth criteria as contained in its overall growth strategy. Additionally, the Company closed all 10 of its Oxford Learning Centers of America and has identified 19 under-performing Childtime centers that it will be closing in the first part of fiscal 2002.

Results of Operations

      The following table sets forth, for the periods indicated, certain items from “Selected Consolidated Financial Data” expressed as a percentage of revenues and the percentage change in the dollar amounts of such items compared to the prior period:

	Percentage of Revenue			Percentage Increase
	Fiscal Year Ended			(Decrease)

	March 30,	March 31,	April 2,	FY01 over	FY00 over
	2001	2000	1999	FY00	FY99
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)

Revenues	100.0%	100.0%	100.0%	14.5%	14.0%

Cost of revenues	89.0%	87.1%	85.5%	17.0%	16.2%

Gross profit	11.0%	12.9%	14.5%	-2.4%	0.9%

Marketing expenses	1.1%	1.3%	1.3%	4.1%	10.1%

General and administrative expenses	6.0%	5.9%	6.0%	16.1%	10.9%

Restructuring expense	2.7%	0.0%	0.0%	N/A	0.0%

Impairment charges	1.0%	0.2%	0.0%	413.1%	N/A

Operating income	0.2%	5.5%	7.2%	-96.8%	-12.7%

Interest expense	0.6%	0.3%	0.3%	125.7%	37.2%

Interest (income)	0.0%	-0.1%	-0.2%	-63.1%	-34.6%

Other (income), net	-0.1%	-0.1%	-0.1%	57.3%	-1.7%

Income (loss) before income taxes and cumulative effect of change in accounting principle	-0.3%	5.4%	7.2%	-107.1%	-15.1%

Income tax provision (benefit)	-0.1%	2.0%	2.7%	-106.2%	-15.2%

Income (loss) before cumulative effect of change in accounting principle	-0.2%	3.4%	4.5%	-107.7%	-15.1%

Cumulative effect of change in accounting principle (net of tax)	0.2%	0.0%	0.0%	N/A	0.0%

Net income (loss)	-0.4%	3.4%	4.5%	-114.1%	-15.1%

      Fiscal 2001 Compared to Fiscal 2000. Revenues increased to $147.4 million in fiscal 2001 (52 weeks), from $128.7 million in fiscal 2000 (52 weeks), an increase of $18.7 million or 14.5%. The increase was primarily attributable to a full year impact of centers opened in fiscal 2000 ($11.9 million) and centers added during fiscal 2001 ($6.4 million). Centers opened prior to fiscal 2000 provided an additional increase ($2.4 million), partially offset by a decrease in centers closed during fiscal 2001 ($2.3 million). The growth in comparable center revenues resulted from increases in tuition rates, slightly offset by decreased utilization.

      Gross profit decreased to $16.2 million in fiscal 2001 from $16.6 million in fiscal 2000, a decrease of 2.4%. As a percentage of revenues, gross profit decreased to 11.0% in fiscal 2001 from 12.9% in fiscal 2000. The decrease in margin was due to several factors including certain regional markets falling below enrollment expectations, operating losses of $0.8 million from the recently closed Oxford Learning Centers of America, higher occupancy costs, an unfavorable sales mix (higher revenues from unprofitable infant programs and lower revenues from profitable pre-school programs) and an increased number of new build-to-suit centers which experience initial start up losses early in their operations.

      Marketing expenses increased to $1.7 million in fiscal 2001 from $1.6 million in fiscal 2000, a 4.1% increase. The increase was primarily due to the additional marketing expenses relating to the opening or acquisition of 18 new centers in fiscal 2001 as well as a full year of expense for the 38 new centers opened or acquired in fiscal 2000. As a percentage of revenues, however, marketing expenses decreased to 1.1% in fiscal 2001 from 1.3% in 2000, due primarily to operating leverage provided by higher revenues.

      General and administrative expenses increased to $8.8 million in fiscal 2001 from $7.6 million in 2000, a 16.1% increase. The increase is primarily due to a charge of $486,000 for the Jacobson Partners’ options and related consulting fees, the Company adding three new area offices and the additional expenses associated with the operation of more centers during fiscal 2001 compared to the prior year. As a percentage of revenues, general and administrative expenses increased to 6.0% in fiscal 2001 from 5.9% in fiscal 2000.

      In January 2001, the Company hired a new management team, who reviewed the Company’s operations and developed a new strategic direction. This review identified short and long term profitability goals and identified areas designed to improve productivity and reduce operating costs.

      The Company instituted a restructuring program and incurred a charge of $4,000,000 in March 2001. In this regard, the Company closed all 10 of its Oxford Learning Centers of America and identified 19 under-performing centers to be closed in fiscal 2002. Approximately 200 employees were or will be involuntarily terminated in connection with the closures of Oxford Learning Centers of America and the 19 under-performing Childtime centers. As of June 14, 2001, all but one of the under-performing centers have been closed. These under-performing centers generated operating losses in fiscal 2001 of $526,000 on revenues of $6,132,000, while Oxford Learning Centers of America generated operating losses of $818,000 on revenues of $465,000.

      The total restructuring charge of $4,000,000 is comprised of $1,915,000 related to estimated undiscounted lease termination costs, $1,539,000 related primarily to write-offs of fixed and intangible assets and $546,000 related to severance costs. Included as a current liability in the March 30, 2001 balance sheet is $2,410,000 of accrued restructuring expenses.

      In accordance with the Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” the Company recorded a non-cash impairment charge of $1,447,000 in the fourth quarter of the current fiscal year to write down a portion of the recorded asset values of 14 of the Company’s other under-performing centers to estimated fair values.

      The Company also recorded a charge of $0.4 million for the cumulative effect of an accounting change which relates to the revenue recognition of registration and material fees (see Note 2(k) to the Company’s Notes to Consolidated Financial Statements).

      Interest expense increased to $1.0 million in fiscal 2001 from $0.4 million in fiscal 2000, primarily due to interest paid on new acquisition debt, an increase in the average outstanding balance on the Company’s line of credit and a higher average prime rate for fiscal 2001 than for fiscal 2000. As a percentage of revenues, interest expense increased to 0.6% in fiscal 2001 from 0.3% during fiscal 2000.

      Due to the Company’s financial results, an income tax benefit in the amount of $0.3 million was recognized for fiscal 2001 as compared to an income tax provision of $2.6 million for fiscal 2000.

      As a result of the foregoing changes, the Company’s net loss was $0.6 million, or -0.4% of revenues, in fiscal 2001 as compared to $4.3 million, or 3.4% of revenues, in fiscal 2000.

      Fiscal 2000 Compared to Fiscal 1999. Revenues increased to $128.7 million in fiscal 2000 (52 weeks), from $113.0 million in fiscal 1999 (52 weeks), a 14.0% increase. Centers added during fiscal 2000 and a full year impact of centers opened in fiscal 1999 attributed to a 14.2% increase. An additional increase of 1.8%, or $2.1 million came from comparable center revenue growth (revenues from centers operating during all of fiscal 2000 and fiscal 1999). However, these increases were offset by a 2.3% decline from centers closed in fiscal 2000. The growth in comparable center revenues resulted from increases in tuition rates, slightly offset by decreased utilization.

      Gross profit increased to $16.6 million in fiscal 2000 from $16.4 million in fiscal 1999, an increase of 0.9%. As a percentage of revenues, gross profit decreased to 12.9% in fiscal 2000 from 14.5% in fiscal 1999. The decrease in margin was due to several factors including certain regional markets falling below enrollment expectations, cost of labor increases and the addition of new centers which experienced initial start up losses early in their operations.

      Marketing expenses increased to $1.6 million in fiscal 2000 from $1.5 million in fiscal 1999, a 10.1% increase. The increase was primarily due to the additional marketing expenses relating to the opening or acquisition of 38 new centers in fiscal 2000 as well as a full year of expense for the 30 new centers opened or acquired in fiscal 1999. As a percentage of revenues, marketing expenses remained constant at 1.3% for fiscal 2000 and fiscal 1999.

      General and administrative expenses increased to $7.6 million in fiscal 2000, from $6.9 million in 1999, a 10.9% increase. As a percentage of revenues, however, general and administrative expenses decreased to 5.9% in fiscal 2000 from 6.0% in fiscal 1999, due primarily to operating leverage provided by higher revenues.

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

Liquidity and Capital Resources

      The Company’s primary cash requirements during fiscal 2001 were new center expansion (through development of build-to-suit centers, new leases and acquisitions), capital maintenance of existing centers, and the repayment of debt and related interest. The Company does not have any immediate plans for expansion and its primary cash requirements for fiscal 2002 are capital maintenance of existing centers and repayment of debt and related interest. The Company believes that operating cash flows, together with amounts available under the unsecured revolving line of credit facility, will be sufficient to satisfy the Company’s anticipated cash requirements on both a short-term and long-term basis.

      Due to the impact of the Company’s increased rental expense, the Company’s primary lender approved the appropriate waiver to the “Fixed Charge Coverage Ratio” covenant of the February 1, 1996 credit agreement. This waiver, made after the fiscal year 2001 close, was effective March 30, 2001, concurrent with the end of the fiscal year and expired on June 1, 2001.

      During fiscal year 2001, the Company reached a maximum borrowing of $5,735,000 under the credit agreement, compared to $4,359,000 for fiscal year 2000. However, after subsequent repayments, the balance as of March 31, 2001 was $0 as compared to the balance on March 31, 2001 of $1,358,000.

      During fiscal 2001, $8.2 million of net cash provided by operations, $2.5 million from the issuance of shares and $0.6 million of proceeds on the sale of assets (primarily from the sale of property for rental purposes), were principally used for investment in capital expenditures totaling $6.0 million (to add 18 centers, make capital improvements to existing centers, and upgrade information technology systems), payments on long-term debt ($2.8 million), payments on the revolving line of credit ($1.4 million) and a reduction in the amount of unfunded checks ($0.6 million). The Company incurred additional seller-financed notes payable of approximately $1.7 million during fiscal 2001 relating to the acquisition of centers.

      Expenditures related to information technology systems were part of management’s five-year information system plan to accommodate the growth of the Company for the next five to ten years. In connection with this plan, the Company purchased and capitalized financial software upgrades and related hardware of approximately $228,000 during fiscal 2000. Fiscal 2001 was primarily used to customize the new software package and to further assess the information system plan and its ability to provide the centers with the latest and most efficient technology. The Company has recently decided to expand on its original five-year information system plan. The new plan consists of approximately $900,000 in additional expenditures related to hardware purchases, internet access for each center and training costs related to the new operating system. The Company feels these upgrades will provide the centers with the latest technology and give them the ability to operate in a more efficient manner. Implementation of the new system will begin in May and will be completed in December with approximately 400 employees attending a 3 day training session.

      Net accounts receivable increased to $4.7 million at March 30, 2001, from $4.2 million at March 31, 2000. This increase was principally due to increased participation in federal child care assistance programs and general growth in revenues. Reimbursable construction costs decreased to $1.1 million at March 30, 2001, from $1.3 million at March 31, 2000.

      The Company from time to time enters into contractual arrangements with general contractors for the construction of build-to-suit centers. The Company’s Director of Real Estate Development and staff oversee the design and construction of the new build centers and pay the periodic contractual construction draws to the general contractor as well as other developmental costs incurred. The Company then periodically throughout the construction phase requests reimbursement for the construction draws and development costs from the property owner/ landlord with which the Company has a contractual leaseback arrangement. The Company has various legal remedies available pursuant to construction agreements to minimize the risk of non-reimbursement as well as holding a security interest in the building during the construction phase.

      Accrued wages and payroll taxes remained constant at $3.5 million at March 30, 2001 and for March 31, 2000. This was primarily due to an increase in the payroll costs of operating 304 centers at the end of fiscal 2001 compared to 293 at the end of fiscal 2000 offset by a reduction in management incentives.

      During fiscal 2001, the Company opened or acquired 18 centers, consisting of 8 build-to-suit centers or new leases and 10 acquisitions. Typically, the cash required to open a build-to-suit center, including capital expenditures for leasehold improvements and initial start-up costs, is approximately $100,000 to $110,000, with each center experiencing additional cash requirements of approximately $50,000 during its first six to nine months of operation. The costs for the Company’s acquisitions vary considerably depending, in part, upon the profitability and maturity of the centers acquired, as well as their size and number. The Company has historically targeted an acquisition price ranging from $100,000 to $330,000 per center and provides for cash down payments generally ranging from 30% to 70% of the acquisition price. The Company has historically been required to invest an additional $10,000 to $50,000 to bring certain acquired centers up to the Company’s standards.

Contingencies

      The Company is a defendant in a personal injury lawsuit in which plaintiffs allege their infant son experienced respiratory and cardiac arrest while in daycare, resulting in brain damage and developmental abnormality. Plaintiffs have not communicated any settlement demand and the Company intends to vigorously contest liability. This case is still in the early stages of discovery and no estimate can be made at this time as to the possible amount of loss, if any, that may result from this lawsuit. The Company believes that any liability regarding this lawsuit will be covered under the Company’s insurance policies.

      In addition to the above matter, there are various legal actions and other claims are pending or could be asserted against the Company. Litigation is subject to many uncertainties; the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company.

Quantitative and Qualitative Disclosure about Market Risk

      The Company has considered the provisions of Financial Reporting Release No. 48, “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” The Company had no holdings of derivative financial or commodity-based instruments at March 30, 2001. A review of the Company’s other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. At March 30, 2001 the Company performed a sensitivity analysis to assess this risk and concluded that the effects of a hypothetical change of 200 basis points in the average interest rate would not be expected to materially affect the Company’s financial position, results of operations or cash flow.

New Accounting Pronouncements and Reclassifications

      Effective April 1, 2000, the Company changed its method of revenue recognition in accordance with SEC Staff Accounting Bulletin 101, “Revenue Recognition”. Previously all registration and material fees had been recorded when received. Under the accounting method adopted retroactive to April 1, 2000, the Company now recognizes registration and material fees over the typical school year of September through August. The cumulative effect of the change on prior years resulted in a charge to income (net of taxes) of $275,000. The Company recognized the entire amount of revenue included in the cumulative effect adjustment during fiscal 2001.

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of Effective Date of FASB Statement No. 133.” Adoption of SFAS No. 137 deferred the effective adoption date of SFAS No. 133 to January 1, 2001. The adoption of SFAS No. 133 will not have a material effect on the Company’s financial statements.

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

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      Set forth below is certain information with respect to the executive officers of the Company.

Name	Age	Position

James J. Morgan	59	Interim President and Chief Executive Officer

Leonard C. Tylka	54	Interim Chief Financial Officer and Treasurer

Deborah D. Ludwig	47	Vice President — Eastern Operations

William H. Van Huis	44	Vice President — Marketing

Taylor V. Ward	47	Vice President — Western Operations

Denise A. Pollicella	33	Secretary and General Counsel

      Three of the executive officers of the Company have held the positions with the Company set forth above since the Company’s incorporation in November 1995. James J. Morgan, Leonard C. Tylka and Denise A. Pollicella were appointed as executive officers in January of 2001. In addition, each has served in the following positions:

      James J. Morgan has served as the Interim President and Chief Executive Officer of Childtime Childcare, Inc. since January 2001. Mr. Morgan is an investor in Jacobson Partners and performs consulting assignments for that entity. Benjamin Jacobson, a director of the Company, is the managing general partner of Jacobson Partners. Mr. Morgan retired in 1997 as President and Chief Executive Officer of Philip Morris Incorporated. Mr. Morgan also serves as a Director of Bertuccis, Inc., a full-service, casual dining, Italian restaurant chain headquartered in Maynard, Massachusetts and Conforma Clad, Inc., a manufacturer of specialized bearings and other industrial components located in New Albany, Indiana.

      Leonard C. Tylka has served as the Interim Chief Financial Officer and Treasurer of Childtime Childcare, Inc. since January 2001. Mr. Tylka has also served as a director of Childtime Childcare, Inc. since November 1990. From 1987 through May 1997 he served as the Controller of KD Equities, a private equity investment firm located in New York City. From May 1997 to September 1998, Mr. Tylka was Corporate Development Manager for The Loewen Group, Inc., a publicly held funeral home and cemetery operator, headquartered in Burnaby, British Columbia, Canada. From April 1999 to January 2001, he served as Chief Financial Officer of Polar Ice Entertainment Inc., an ice rink entertainment center owner-operator located in Tempe, Arizona.

      Deborah D. Ludwig has been the Vice President-Eastern Operations of Childtime Childcare, Inc. since June 1992 and served as Executive Vice President and General Manager of Childtime Childcare, Inc. from July 1990 to June 1992. Ms. Ludwig also served as a director of Childtime Childcare, Inc. from July 1990 until November 1995. She has a 25-year career in child care with the Company and its predecessor, Gerber Children’s Center. Ms. Ludwig holds a BA from the University of Michigan.

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

      Taylor V. Ward has been the Vice President-Western Operations of Childtime Childcare, Inc. since June 1992. From 1982 until joining the Company, Ms. Ward served as a District Manager for KinderCare Learning Centers in the Texas, California and Nevada areas. Ms. Ward holds degrees in Accounting from Wichita State University and in Early Childhood Development from Southwest Texas State University, and she has substantially completed her course work for a Masters of Science in Communications from Southwest Texas State University.

      Denise A. Pollicella has served as Secretary and General Counsel of Childtime Childcare, Inc. since January 2001. Ms. Pollicella has been with the Company since April 1998, serving as Director of Legal Affairs. From March 1996 to January 1998, she served as an employment and civil rights defense attorney in Detroit, Michigan. Ms. Pollicella holds a BA from the University of Michigan and a JD from Wayne State University Law School.

      Additional information required by this Item will be contained in the 2001 Proxy Statement of the Company under the captions, “Election of Directors” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934” and is incorporated herein by reference.

Item 11.  Executive Compensation

      Information required by this Item will be contained in the 2001 Proxy Statement of the Company under the captions, “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Committees of the Board of Directors” and “Director Compensation,” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information required by this Item will be contained in the 2001 Proxy Statement of the Company under the captions, “Election of Directors” and “Principal Shareholders,” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      Information required by this Item will be contained in the 2001 Proxy Statement under the caption, “Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statements, Schedule, and Reports on Form 8-K

      (a) 1.  Financial Statements

The financial statements filed with this Report are listed on page F-1.

           2.  Financial Statements Schedule

      The financial statements schedule filed with this Report is listed on page F-1. Other financial statement schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3. Exhibits

      The exhibits filed with this Report are listed on the “Exhibit Index” on pages E-1 through E-2.

      (b) Reports on Form 8-K

      On January 29, 2001, the Company filed a Current Report on Form 8-K to report the issuance of a press release announcing the resignations of its chief executive officer and president and of its chief financial officer.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 20, 2001.

CHILDTIME LEARNING CENTERS, INC.

Dated: June 20, 2001

By:	/s/ JAMES J. MORGAN

James J. Morgan,
Interim President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on June 20, 2001.

Signature	Title

/s/ JAMES J. MORGAN James J. Morgan	Interim President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ LEONARD C. TYLKA Leonard C. Tylka	Interim Chief Financial Officer and Director (Principal Financial and Accounting Officer)
/s/ MILTON H. DRESNER Milton H. Dresner	Director
/s/ JASON K. FELD Jason K. Feld	Director
/s/ JAMES W. GEISZ James W. Geisz	Director
/s/ BENJAMIN R. JACOBSON Benjamin R. Jacobson	Director
/s/ GEORGE A. KELLNER George A. Kellner	Director

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

      The following consolidated financial statements of Childtime Learning Centers, Inc. are referred to in Item 8:

Pages

Report of Independent Accountants	F-2

Financial Statements:

Consolidated Balance Sheet	F-3

Consolidated Statement of Operations	F-4

Consolidated Statement of Changes in Shareholders’ Equity	F-5

Consolidated Statement of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 - F-18

The following consolidated financial statement schedule of Childtime Learning Centers, Inc. is included herein:

Schedule II — Valuation and qualifying accounts	S-1

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Accountants

To the Board of Directors and Shareholders of

Childtime Learning Centers, Inc. and Subsidiaries:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 22 present fairly, in all material respects, the financial position of Childtime Learning Centers, Inc. and Subsidiaries (the “Company”) at March 30, 2001 and March 31, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 22 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2(k) to the Company’s Consolidated Financial Statements, effective April 1, 2000, the Company changed its method of recognizing revenue.

Detroit, Michigan

June 14, 2001

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	March 30,	March 31,
	2001	2000

	(In thousands
	except for share data)
ASSETS

Current assets:

Cash and cash equivalents	$3,379	$2,704

Accounts receivable, less allowance for doubtful accounts of $360 and $295, respectively	4,697	4,217

Reimbursable construction costs	1,065	1,280

Prepaid expenses and other	2,773	2,548

Deferred income taxes	3,342	1,437

Total current assets	15,256	12,186

Land, buildings and equipment:

Land	9,730	9,996

Buildings	19,161	19,233

Vehicles, furniture and equipment	13,960	11,954

Leasehold improvements	8,245	8,073

	51,096	49,256

Less accumulated depreciation and amortization	(14,399)	(12,411)

	36,697	36,845

Other noncurrent assets:

Intangible assets, net	21,079	21,131

Refundable deposits and other	1,079	1,012

	22,158	22,143

Total assets	$74,111	$71,174

LIABILITIES

Current liabilities:

Revolving line of credit	$—	$1,358

Current maturities of long-term debt	1,321	2,413

Accounts payable	2,450	1,763

Book overdrafts	2,806	3,457

Accrued wages and payroll taxes	3,516	3,478

Restructuring accrual	2,410	—

Accrued vacation	1,241	1,215

Other current liabilities	4,517	3,474

Total current liabilities	18,261	17,158

Long-term debt	4,224	4,214

Deferred rent liability	1,074	1,129

Deferred income taxes	3,316	3,734

Total liabilities	26,875	26,235

Commitments and contingencies (see Note 11)
SHAREHOLDERS’ EQUITY

Common stock, 10,000,000 shares authorized, no par value; 5,225,772 and 4,931,655 outstanding, respectively	30,902	27,996

Preferred stock, 1,000,000 shares authorized, no par value; no shares issued or outstanding	—	—

Retained earnings	16,334	16,943

Total shareholders’ equity	47,236	44,939

Total liabilities and shareholders’ equity	$74,111	$71,174

The accompanying notes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal Years Ended

	March 30,	March 31,	April 2,
	2001	2000	1999

	(In thousands)

Revenues	$147,437	$128,736	$112,963

Cost of revenues	131,269	112,172	96,541

Gross profit	16,168	16,564	16,422

Marketing expenses	1,666	1,601	1,454

General and administrative expenses	8,825	7,598	6,854

Restructuring expense	4,000	—	—

Impairment charges	1,447	282	—

Operating income	230	7,083	8,114

Interest expense	966	428	312

Interest income	(57)	(157)	(240)

Other income, net	(185)	(117)	(119)

Income (loss) before income taxes and change in accounting principle	(494)	6,929	8,161

Income tax provision (benefit)	(160)	2,600	3,065

Net income (loss) before change in accounting principle	(334)	4,329	5,096

Cumulative effect of change in accounting principle (less tax benefit of $148)	275	—	—

Net income (loss)	$(609)	$4,329	$5,096

Earnings (loss) per share:

Basic-income (loss) before cumulative effect of change in accounting principle	$(0.07)	$0.82	$0.94

Cumulative effect of change in accounting principle	(0.05)	—	—

Net income (loss)	$(0.12)	$0.82	$0.94

Diluted-income (loss) before cumulative effect of change in accounting principle	$(0.07)	$0.82	$0.93

Cumulative effect of change in accounting principle	(0.05)	—	—

Net income (loss)	$(0.12)	$0.82	$0.93

The accompanying notes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders Equity

	Common Stock
			Retained
	Shares	Amount	Earnings	Total

	(In thousands)

Balances, April 3, 1998	5,429	$30,812	$10,475	$41,287

Shares issued under stock plans	3	24	—	24

Net income	—	—	5,096	5,096

Balances, April 2, 1999	5,432	30,836	15,571	46,407

Repurchase of common stock	(500)	(2,840)	(2,957)	(5,797)

Net income	—	—	4,329	4,329

Balances, March 31, 2000	4,932	27,996	16,943	44,939

Shares issued under stock plans	294	2,500	—	2,500

Stock compensation expense	—	406	—	406

Net income (loss)	—	—	(609)	(609)

Balances, March 30, 2001	5,226	$30,902	$16,334	$47,236

The accompanying notes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Years Ended

	March 30,	March 31,	April 2,
	2001	2000	1999

	(In thousands)

Cash flows from operating activities:

Net income (loss)	$(609)	$4,329	$5,096

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation expense	2,586	2,030	1,764

Amortization expense	2,012	1,393	1,097

Stock compensation expense	406	—	—

Deferred rent liability	(55)	(49)	(96)

Deferred income taxes	(2,323)	(9)	(68)

(Gains) losses and provisions for losses including impairment charges on land, buildings, equipment, intangible assets and land held for disposal	2,717	295	(12)

Changes in assets and liabilities providing (consuming) cash:

Accounts receivable	(480)	(1,091)	(640)

Prepaid expenses and other assets	(225)	(349)	(344)

Restructuring accrual	2,410	—	—

Accounts payable, accruals, and other current liabilities	1,794	949	(195)

Net cash provided by operating activities	8,233	7,498	6,602

Cash flows from investing activities:

Expenditures for land, buildings and equipment	(4,049)	(3,664)	(3,245)

Expenditures for reimbursable construction costs	(6,990)	(2,660)	(4,663)

Acquisition of intangible assets	(1,962)	(3,235)	(2,712)

Proceeds from sales of land, buildings, equipment and intangible assets	629	725	1,103

Net payments for refundable deposits and other assets	(67)	(64)	(237)

Net cash used in investing activities	(12,439)	(8,898)	(9,754)

Cash flows from financing activities:

Net borrowings (repayments) on revolving line of credit	(1,358)	1,358	—

Changes in book overdraft	(651)	3,456	—

Payments on long-term debt	(2,815)	(2,295)	(2,006)

Repayments of reimbursable construction costs	7,205	1,539	5,436

Repurchase of common stock	—	(5,797)	—

Issuance of common stock	2,500	—	24

Net cash provided by financing activities	4,881	(1,739)	3,454

Net increase (decrease) in cash and cash equivalents	675	(3,139)	302

Cash and cash equivalents, beginning of year	2,704	5,843	5,541

Cash and cash equivalents, end of year	$3,379	$2,704	$5,843

The accompanying notes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Principles of Consolidation and Corporate Organization:

      The consolidated financial statements include the accounts of Childtime Learning Centers, Inc. and its wholly owned subsidiaries (together referred to as the “Company”). All significant intercompany transactions have been eliminated. The Company began operations in 1967. Childtime Learning Centers, Inc. was incorporated on November 2, 1995 and completed its initial public offering on February 2, 1996. As of March 30, 2001, the Company provides for-profit child care through 304 child care centers located in 23 states and the District of Columbia. (see Note 12)

2.  Summary of Significant Accounting Policies:

      a. Fiscal Year: The Company utilizes a 52-53 week fiscal year (comprised of 13 four-week periods), ending on the Friday closest to March 31. The fiscal years ended March 30, 2001, March 31, 2000 and April 2, 1999 all contained 52 weeks.

      b. Cash and Cash Equivalents: The Company considers all temporary investments with original maturities of three months or less at time of purchase to be cash equivalents.

      c. Land, Buildings and Equipment: Land, buildings and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets (generally 40 years for buildings and between 3 and 15 years for vehicles, furniture and equipment). Leasehold improvements are recorded at cost and amortized on a straight-line basis over the lesser of the estimated useful life of the leasehold improvement or the life of the lease. The Company owns a piece of land held for disposal and it is carried at its estimated fair value less cost to sell in the amount of $65,600. Land held for disposal is included in the Land caption of the Consolidated Balance Sheet. Gains and losses on sales and retirements are included in the determination of the results of operations. Maintenance and repair costs for new centers are charged to operating expense in the period incurred.

      d. Intangible Assets: Intangible assets represent principally the unamortized excess of the cost of acquiring Childtime (by the predecessor of Childtime Learning Centers, Inc.) and other acquisitions of existing child care facilities over the fair values of the companies’ net tangible assets at the dates of acquisition. The intangible assets are being amortized using a straight-line method over various periods, but primarily over 15 years, with such amortization expense included in cost of revenues. Accumulated amortization at March 30, 2001 and March 31, 2000 was $5,806,263 and $4,469,483, respectively.

      e. Impairment of Long-Lived Assets: Long-lived assets are comprised of intangible assets and property, plant and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of the unamortized cost of acquired assets in excess of fair value based on a review of projected undiscounted cash flows of the related centers. These cash flows are reviewed by management in connection with the Company’s annual long-range planning process. Once the Company has utilized its resources in order to make the center profitable, without success, and future cash flows fail to match the carrying value of the assets, they are deemed to be impaired. The extent of the impairment is measured as the difference between the fair market of the asset and its carrying value with fair market value calculated using future discounted cash flows. At March 30, 2001, the Company recorded impairment losses of $1,079,125 on intangible assets and $367,639 on tangible property as compared to impairment losses of $231,007 on intangible assets and $50,884 on tangible property for the fiscal year ending March 31, 2000.

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

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Summary of Significant Accounting Policies — (Continued)

      g. Financial Instruments: In management’s opinion, the carrying values of cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these instruments. The carrying values of long-term debt approximate fair value based on the current borrowing rates for similar instruments.

      h. Risk Concentration: Accounts receivable is the principal financial instrument which subjects the Company to concentration of credit risk. Concentration of credit risk is somewhat limited due to the Company’s large number, diversity and dispersion of customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable.

      Revenues from federal and state child care assistance programs represent a significant portion of total revenues. For fiscal 2001, 2000 and 1999, federal assistance revenues were approximately $31,100,000 (21 percent), $24,800,000 (19 percent) and $19,500,000 (17 percent), respectively.

      In connection with certain build-to-suit centers to be leased, the Company enters into arrangements, whereby the Company accumulates costs during the construction process and is then reimbursed by the developer. The Company has various legal remedies available pursuant to the construction agreements to minimize the risk of nonreimbursement. For the years ended March 30, 2001, March 31, 2000 and April 2, 1999, the Company financed construction costs of $6,990,355, $2,659,854 and $4,663,361, respectively. Related repayments received under reimbursement agreements were $7,204,495, $1,538,755 and $5,435,800 for the years then ended.

      i.  Common Stock Repurchase: During fiscal 2000, the Company’s board of directors authorized the repurchase of up to 500,000 shares of the Company’s common stock. During fiscal 2000 the Company purchased all 500,000 shares at a total cost of $5,797,401. The Company’s repurchase of shares was recorded as a charge against common stock in an amount equal to the average paid in capital per share, multiplied by the number of shares repurchased. The excess of the aggregate repurchase price over the amount charged against common stock is charged against retained earnings. During fiscal 2000, $2,957,401 was charged against retained earnings. The Company was not authorized to repurchase any additional shares during fiscal 2001.

      j.  Common Stock and Earnings Per Share: All earnings per share amounts have been presented, and where necessary, restated to conform with the requirements of SFAS 128, “Earnings Per Share.” A reconciliation of the denominators used in the basic and diluted EPS calculation follows:

	March 30,	March 31,	April 2,
	2001	2000	1999

Denominator:

Weighted average shares outstanding EPS, basic	5,102,146	5,251,438	5,429,785

Incremental shares from assumed conversion of options	0	19,793	48,292

Weighted average shares outstanding EPS, diluted	5,102,146	5,271,231	5,478,077

      Incremental shares of 292 from assumed conversion of options in fiscal 2001 have been excluded from shares used in computing diluted loss per share as the effect would be anti-dilutive.

      k. Revenue Recognition: Substantially all of the Company’s revenues are derived from providing child care services through residential and at-work centers. All revenues are recognized as the service is provided. For services provided to employers under short-term (1-5 years) management contract arrangements where the employer assumes financial responsibility for the ongoing operations, only the management fee is recorded as revenue. Management contracts generally call for reimbursement of all operational costs of the center plus a management fee, negotiated based on center size, as well as various operational and financial considerations.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Summary of Significant Accounting Policies — (Continued)

      Effective April 1, 2000, the Company changed its method of revenue recognition in accordance with SEC Staff Accounting Bulletin 101, “Revenue Recognition”. Previously all registration and material fees had been recorded when received. Under the accounting method adopted retroactive to April 1, 2000, the Company now recognizes registration and material fees over the typical school year of September through August. The cumulative effect of the change on prior years resulted in a charge to income (net of taxes) of $275,000 which was recognized during fiscal 2001.

      The pro forma effect of retroactive application of SAB 101 on the fourth quarter 2000 would have resulted in revenue of $128.3 million, gross profit of $16.1 million, net income of $4.1 million, and diluted earnings per share of $0.77 for fiscal year 2000. The effect of SAB 101 on fiscal 1999 could not be accurately determined.

      l.  Pre-Opening Costs: Pre-opening costs are expensed as incurred.

      m. Advertising Expenses: Yellow pages advertising is paid in advance and recorded as a prepaid expense which is amortized over the one year publication period. Direct mailing costs are incurred at various times during the fiscal year and are expensed over the period in which revenues are generated and recognized (generally measured in months and less than one year). All other marketing costs are treated as period expenses and, accordingly, are expensed in the period incurred. As of March 30, 2001, the Company recorded prepaid yellow pages and prepaid direct mailing costs of $405,689 and $93,338, respectively.

      n. Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      o. Reclassifications: Certain amounts for the fiscal years ended March 31, 2000 and April 2, 1999 have been reclassified to conform to the presentation adopted in fiscal 2001.

      p. Segment Reporting: The Company organizes itself as one segment reporting to the chief operating decision makers.

3.  Acquisitions:

      The Company completed 10 center acquisitions during fiscal 2001 for an aggregate of approximately $1,732,500 in cash and $1,732,500 in seller-financed debt. Approximately $3,389,000 of intangible assets were recorded as a result of the fiscal 2001 acquisitions. The Company completed 32 center acquisitions during fiscal 2000 for an aggregate of approximately $3,614,000 in cash and $6,284,000 in seller-financed debt. Approximately $9,085,000 of intangible assets were recorded as a result of the fiscal 2000 acquisitions. The results of operations of the acquired centers have been included in the consolidated results of the Company (accounted for under the purchase method) from their respective acquisition dates.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Acquisitions — (Continued)

      The following unaudited pro forma information assumes that all acquisitions occurred at the beginning of each of the fiscal years. For fiscal 2001, all acquisitions did occur at the beginning of the fiscal year and therefore requires no change from its historical information. For fiscal 2000, pro forma information is based upon certain assumptions and estimates, including interest expense on debt assumed (ranging from 7.75 percent to 9.0 percent); depreciation and amortization charges based on the new accounting basis for assets acquired; and the related income tax effect and do not necessarily represent results which would have occurred if the acquisitions had taken place as assumed above, nor are they necessarily indicative of future results.

	Year Ended March 31,
	2000

	Historical	Pro Forma

		(Unaudited)

	(In thousands
	except for share data)

Revenue	$128,736	$139,157

Net income	4,329	4,389

Earnings per share, diluted	$0.82	$0.83

4.  Other Current Assets and Liabilities:

      Other current assets and liabilities are composed of the following:

	March 30,	March 31,
	2001	2000

	(In thousands)

Prepaid expenses and other current assets:

Prepaid rent	$1,662	$1,412

Prepaid advertising	499	458

Other	612	678

	$2,773	$2,548

Other current liabilities:

Unearned revenue	$1,421	$801

Accrued property taxes	683	682

Accrued workers’ compensation expense (net of $781 and $1,033 of advance deposits held by insurance company at March 30, 2001 and March 31, 2000, respectively)	989	330

Other	1,424	1,661

	$4,517	$3,474

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Financing Arrangements:

      Financing arrangements consist of the following:

	March 30,	March 31,
	2001	2000

	(In thousands)

Note payable to a corporation resulting from an acquisition, interest at prime, (8.0 percent at March 30,2001 and 9.0 percent at March 31, 2000) quarterly principal payments of $100,000 plus interest, remaining balance payable January 2005	$1,500	$1,900

Note payable to a corporation resulting from an acquisition, interest at prime, quarterly principal payments of $54,688, plus interest, remaining principal balance payable by April 2001	—	875

Notes payable to corporations resulting from an acquisition, interest at prime, principal and interest due in full April 2004	1,805	—

Notes payable to various entities and individuals resulting from acquisitions, interest at various fixed rates ranging from 7.75 to 8.5 percent and variable rates ranging from prime to prime plus 1 percent, various payment terms with original maturities ranging from one to seven years	2,240	3,852

	5,545	6,627

Less current maturities of long-term debt	1,321	2,413

	$4,224	$4,214

      At March 30, 2001, aggregate principal payments due on long-term debt over the next four years and thereafter are as follows:

(In thousands)

2002	$1,321

2003	1,144

2004	718

2005	2,186

2006 and thereafter	176

$5,545

      At March 30, 2001, the Company’s revolving line of credit is unsecured and provides for borrowings up to $10,000,000, with interest payable monthly at a variable rate, at the Company’s option, based on either the prime rate or the Eurodollar rate. Under the line of credit, there were no borrowings at March 30, 2001 and outstanding borrowings of $1,357,800 at March 31, 2000. For the year ended March 30, 2001, the average borrowings on the line of credit were in the amount of $2,198,572, with an average interest rate of 9.22 percent, as compared to average borrowings of $1,490,826, with an average interest rate of 8.71 percent for the year ended March 31, 2000. Outstanding letters of credit further reduced the availability under the line of credit in the amount of $2,450,147 at March 30, 2001 and $2,972,498 at March 31, 2000. Under this agreement, the Company is required to maintain certain financial ratios and other financial conditions, the most restrictive of which requires the Company to maintain certain debt-to-equity ratios, a minimum fixed charge coverage and a minimum amount of tangible net worth. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets and transactions with affiliates.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Financing Arrangements — (Continued)

      Due to the impact of the Company’s increased rental expense, the primary lender approved the appropriate waiver to the “Fixed Charge Coverage Ratio” covenant of the February 1, 1996 credit agreement. This waiver, made after the fiscal year 2001 close, was effective March 30, 2001, concurrent with the end of the fiscal year and expired on June 1, 2001.

6.  Income Taxes:

      The income tax provision or benefit reflected in the consolidated statement of operations consists of the following:

	March 30,	March 31,	April 2,
	2001	2000	1999

	(In thousands)

Current:

Federal	$1,899	$2,440	$2,726

State and local	116	169	407

	2,015	2,609	3,133

Deferred:

Federal	(2,137)	(8)	(60)

State and local	(186)	(1)	(8)

	(2,323)	(9)	(68)

	$(308)	$2,600	$3,065

      Differences between the income tax provision on income before income taxes reflected in the statement of operations and that computed by applying the statutory federal income tax rate are attributable to the following:

	March 30,	March 31,	April 2,
	2001	2000	1999

	(In thousands)

Income tax provision at the statutory federal rate	$(312)	$2,356	$2,775

State and local taxes, net of federal tax benefit	(46)	111	263

Other	50	133	27

	$(308)	$2,600	$3,065

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Income Taxes — (Continued)

      Temporary differences and carryforwards which give rise to deferred tax assets and (liabilities) are as follows:

	Fiscal Year

	March 30,	March 31,
	2001	2000

	(In thousands)

Deferred tax asset:

Provision for bad debt balance	$137	$114

Vested and non-vested vacation balance	471	469

Workers compensation accrual	673	526

Capital loss carryforwards	233	361

Provision for restructuring charges	1,483	—

Deferred registration fees	337	—

All other	8	(33)

	$3,342	$1,437

Deferred tax liability:

Basis and depreciation differences of property	$(3,760)	$(4,218)

Straight-line rent	444	484

	(3,316)	(3,734)

Net deferred tax asset (liability)	$26	$(2,297)

      The Company has capital loss carryforwards which will expire as follows: March 29, 2002, $74,000; March 28, 2003, $58,000; and April 1, 2005, $482,000. During fiscal 2001, a capital loss carryforward expired in the amount of $351,000. The Company believes that all of its deferred tax assets will be realized either through the generation of future income, recovery of income taxes paid in prior years or the implementation of certain tax planning strategies as they relate to the capital loss carryforward.

7.  Leases:

      The Company leases certain land and buildings, primarily children’s centers and vehicles, under noncancelable operating leases with original terms ranging from 1 to 25 years. Certain leases contain purchase and renewal options, impose restrictions upon making certain payments and incurring additional debt, and may provide for rental increases at specified intervals and contingent rents based upon a specified percentage of the gross revenues derived from operating a business at the lease facility. Rental expense for the years ended March 30, 2001, March 31, 2000 and April 2, 1999 was $21,358,383, $17,496,726 and $14,529,077, respectively. These amounts included contingent rental expense of $352,213, $338,705 and $365,466 for the years ended March 30, 2001, March 31, 2000 and April 2, 1999, respectively.

      Future minimum rental commitments at March 30, 2001 for all noncancelable operating leases are as follows:

(In thousands)

2002	$20,741

2003	19,618

2004	18,531

2005	17,433

2006	16,025

Thereafter	88,650

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Leases — (Continued)

      Included in the future minimum rental commitments are the operating leases on the 19 centers announced to close in the first part of fiscal 2002 totaling $5,788,000 and the 10 Oxford Learning Centers of America totaling $1,276,000.

8.  Employee Benefit Plan:

      The Company has a 401(k) Savings and Retirement Plan (the “Plan”) covering substantially all of its full-time employees. The Company matches 25 percent of employee contributions up to 4 percent of compensation. Employees may contribute up to 15 percent of compensation to the Plan. Amounts expensed for the years ended March 30, 2001, March 31, 2000, and April 2, 1999 were $97,091, $92,506 and $100,481, respectively.

9.  Stock Options:

      In November 1995, the Company adopted the 1995 Stock Incentive Plan for Key Employees (the “Stock Option Plan”). The Stock Option Plan became effective, February 2, 1996, concurrent with the effectiveness of the registration statement relating to the Company’s initial public offering of Common Stock. The aggregate number of shares which may be issued pursuant to the Stock Option Plan, was 300,000 shares. At the 2000 Annual Shareholder Meeting, an amendment was approved increasing the amount of shares available for grant or award by 300,000, bringing the new total to 600,000 shares. Options may be granted, or restricted stock awarded, at the discretion of the Company’s compensation committee from time to time at a range of 75 percent to 110 percent of the market value of the stock on the date on which such option is granted as defined in the Stock Option Plan. Each option granted under the plan shall expire in five to ten years from the date of grant, as defined in the Stock Option Plan. Restrictions on sale or transfer of stock awarded under the Stock Option Plan, if any, range from six months to five years. Vesting requirements are determined by the committee at the time of the grant, provided however, no stock option may be exercisable prior to the expiration of six months from the date of grant unless the Participant dies or becomes disabled prior thereto. Options granted during fiscal 2001 (153,800) and 2000 (56,350) were granted at the then market price and vest evenly over a three-year period with the exception of 25,000 options for senior management that vested immediately. In addition, the Company adopted the Director Stock Option Plan, effective February 2, 1996, providing for annual grants of stock options to nonemployee directors to purchase common stock at fair value as of the date of such grant. The aggregate number of shares which may be issued pursuant to the Director Stock Option Plan, is 75,000 shares. Each option grant under the plan shall expire five years from the date of grant. Options vest in full on the first anniversary of the date of grant and 15,000 options were granted under the plan during both fiscal 2001 and 2000.

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

		Year Ended	Year Ended	Year Ended
		March 30,	March 31,	April 2,
		2001	2000	1999

		(In thousands except for share data)

Net income (loss):
	As reported	$(609)	$4,329	$5,096
	Pro forma	$(688)	$4,106	$4,897

Earnings (loss) per share:

Basic	As reported	$(0.12)	$0.82	$0.94
	Pro forma	$(0.13)	$0.78	$0.90

Diluted	As reported	$(0.12)	$0.82	$0.93
	Pro forma	$(0.13)	$0.78	$0.89

Weighted average fair value of options granted during the year		$2.55	$4.22	$6.00

      The fair value of the options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the “Black-Scholes” option-pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: no dividend yield; expected volatility of 34.2, 39.0 and 37.2 percent; risk free interest rate of 6.0, 5.3 and 5.6 percent; and expected holding periods of 3.6 years for fiscal 2001 and 3.7 years for fiscal years 2000 and 1999.

      Presented below is a summary of the status of the stock options held by employees of the Company as of March 30, 2001, March 31, 2000 and April 2, 1999:

	Year Ended		Year Ended		Year Ended
	March 30, 2001		March 31, 2000		April 2, 1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options
Options outstanding at beginning of period	314,351	$11.80	251,267	$11.81	198,083	$10.04

Granted	158,800	7.99	71,350	11.77	65,000	17.20

Exercised	—	—	—	—	(2,333)	10.42

Forfeited/expired	(71,701)	11.01	(8,266)	12.09	(9,483)	12.02

Options outstanding at end of period	401,450	$10.30	314,351	$11.80	251,267	$11.81

Options exercisable	268,286	$10.89	183,667	$11.44	122,167	$10.51

      Of the 401,450 options outstanding at March, 30, 2001, 238,954 were exercisable at per share prices ranging from $7.25 to $11.81, with a weighted average exercise price of $10.15 and a weighted average remaining contractual life of 3.4 years; 29,332 were exercisable at per share prices ranging from $11.82 to $18.28, with a weighted average exercise price of $16.88 and a weighted average remaining contractual life of 2.9 years.

10.  Option Grants for Consulting Services:

      In July 2000, the Company retained Jacobson Partners, of which Benjamin R. Jacobson, a director of the Company, is the managing general partner, to provide management and financial consulting services. As part

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Option Grants for Consulting Services — (Continued)

of the consideration to be paid to, and to add further incentive for such services, Jacobson Partners was granted stock options to purchase 557,275 shares. As of March 30, 2001, Jacobson Partners has exercised options totaling 294,117 shares at a cost of $2,500,000. The remaining 263,158 shares have an option price of $9.50 and expire in July 2002. Additionally, Jacobson Partners will receive an annual consulting fee in the amount of $250,000, plus reimbursement of reasonable out-of-pocket expenses. As a result of the stock option grants, the Company has recorded additional compensation expense of $297,950.

      The interim CEO was granted 60,000 options in January 2001. The options have a $7.00 exercise price, vest at the rate of 10,000 per month and expire in January 2003. As a result of the stock option grants, the Company has recorded additional compensation expense of $108,300.

      The interim CFO was granted 10,000 options in March 2001. The options, which have a $7.98 exercise price, vest evenly over 3 years and expire in March 2007. The Company will record the majority of the compensation expense associated with these options during fiscal 2002.

11.  Contingencies:

      The Company is a defendant in a personal injury lawsuit in which plaintiffs allege their infant son experienced respiratory and cardiac arrest while in daycare, resulting in brain damage and developmental abnormality. Plaintiffs have not communicated any settlement demand and the Company intends to vigorously contest liability. This case is still in the early stages of discovery and no estimate can be made at this time as to the possible amount of loss, if any, that may result from this lawsuit. The Company believes that any liability regarding this lawsuit will be covered under the Company’s insurance policies.

      In addition to the above matter, there are various legal actions and other claims are pending or could be asserted against the Company. Litigation is subject to many uncertainties; the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company.

12.  Restructuring and Impairment Charges:

      In January 2001, the Company hired a new senior management team, who reviewed the Company’s operations and developed a new strategic direction. This review identified short and long term profitability goals and identified areas designed to improve productivity and reduce operating costs.

      The Company instituted a restructuring program and incurred a charge of $4,000,000 in March 2001. In this regard, the Company closed all 10 of its Oxford Learning Centers of America and identified 19 under-performing centers to be closed in fiscal 2002. Approximately 200 employees were or will be involuntarily terminated in connection with the closures of Oxford Learning Centers of America and the 19 under-performing Childtime centers. As of June 14, 2001, all but one of the under-performing centers have been closed. These under-performing centers generated operating losses in fiscal 2001 of $526,000 on revenues of $6,132,000, while Oxford Learning Centers of America generated operating losses of $818,000 on revenues of $465,000.

      The total restructuring charge of $4,000,000 is comprised of $1,915,000 related to estimated undiscounted lease termination costs, $1,539,000 related primarily to write-offs of fixed and intangible assets and $546,000 related to severance costs. Included as a current liability in the March 30, 2001 balance sheet is $2,410,000 of accrued restructuring expenses.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Restructuring and Impairment Charges — (Continued)

      In accordance with the Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” the Company recorded a non-cash impairment charge of $1,447,000 in the fourth quarter of the current fiscal year to write down a portion of the recorded asset values of 14 of the Company’s other under-performing centers to estimated fair values.

13.  Supplemental Cash Flow Information:

	March 30,	March 31,	April 2,
	2001	2000	1999

	(In thousands)

Cash payments during the year for:

Interest	$1,003	$371	$316

Income taxes	$2,265	$2,867	$3,119

      In connection with the acquisition of certain assets, the Company incurred debt of $1,732,500, $6,283,500 and $1,582,500 in 2001, 2000 and 1999, respectively.

14.  Book Overdrafts:

      Book overdrafts represent unfunded checks drawn on zero balance accounts that have not been presented for funding to the Company’s banks. The overdrafts are funded, without bank finance charges, as soon as they are presented. The aggregate book overdrafts for the year ended March 30, 2001 was $2,806,000 as compared to $3,457,000 for March 31, 2000.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Quarterly Data (unaudited):

      The following table shows certain unaudited financial information for the Company for the interim periods indicated. As discussed in Note 2(k), the Company changed its method of revenue recognition related to registration and materials fees effective April 1, 2000. Accordingly, the following unaudited quarterly operating results for the first three quarters of the year ended March 30, 2001 have been restated to reflect the impact of the change in accounting method as if adopted on April 1, 2000. Additionally, quarterly results may vary from year to year depending on the timing and amount of revenues and costs associated with new center development and acquisitions, as well as certain other costs, including restructuring and impairment charges of $4,000,000 and $1,447,000, respectively, during the last quarter of fiscal 2001.

	Quarterly Data

	Fiscal 2001

	12 Weeks Ended	12 Weeks Ended		12 Weeks Ended		16 Weeks Ended
	March 30, 2001	January 5, 2001		October 13, 2000		July 21, 2000

		As		As		As
	As	Previously	As	Previously	As	Previously	As
	Reported	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted

	(In thousands, except per share data)

Revenue	$34,989	$33,073	$33,109	$33,693	$33,284	$45,861	$46,055

Gross Profit	$3,656	$3,643	$3,679	$3,352	$2,943	$5,696	$5,890

Cumulative effect of change in accounting principle (net of tax)	$—	$—	$—	$—	$—	$—	$(275)

Net income (loss)	$(2,741)	$669	$693	$603	$337	$1,251	$1,102

Earnings (loss) per share — Diluted	$(0.52)	$0.13	$0.13	$0.12	$0.07	$0.25	$0.22

	Fiscal 2000

	12 Weeks Ended	12 Weeks Ended	12 Weeks Ended	16 Weeks Ended
	March 31, 2000	January 7, 2000	October 15, 1999	July 23, 1999

Revenue	$32,364	$28,865	$28,763	$38,744

Gross profit	$4,474	$3,320	$3,548	$5,222

Net income	$1,168	$507	$974	$1,680

Earnings per share — Diluted	$0.23	$0.10	$0.18	$0.31

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Additions Charged to

	Balance at				Balance at
	Beginning	Cost and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

	(In thousands)

Fiscal year ended April 2, 1999, reserve for doubtful accounts and claims	$225	$278	$0	$(248)	$255

Fiscal year ended March 31, 2000, reserve for doubtful accounts and claims	$255	$385	$0	$(345)	$295

Fiscal year ended March 30, 2001, reserve for doubtful accounts and claims	$295	$454	$0	$(393)	$360

S-1

INDEX TO EXHIBITS

Exhibit
Number

3.1	—	Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 33-99596), are incorporated herein by reference.
3.2	—	Restated Bylaws of the Registrant, filed as Exhibit 3.4 to the Registrant’s Form S-1 Registration Statement (Registration No. 33-99596), are incorporated herein by reference.
4.1	—	Common Stock Purchase Warrant between Security Pacific Business Credit Inc. (“SPBC”) and KD Acquisition Corporation (“Acquisition”), filed as Exhibit 4.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 33-99596), is incorporated herein by reference.
4.2	—	Credit Agreement between Childtime Childcare, Inc. (“Childtime”) and NBD Bank dated as of February 1, 1996, filed as Exhibit 4 to the Registrant’s Form 10-Q for the quarter ended January 5, 1996, is incorporated herein by reference.
4.3	—	First Amendment to Common Stock Purchase Warrant between SPBC and Acquisition dated as of December 28, 1995, filed as Exhibit 4.4 to the Registrant’s Form S-1 Registration Statement (Registration No. 33-99596), is incorporated herein by reference.
4.4	—	First Amendment to Credit Agreement between Childtime and NBD Bank dated as of February 1, 1996, filed as Exhibit 4.5 to the Registrant’s Form 10-K for the year ended April 2, 1999, is incorporated herein by reference.
4.5	—	Second Amendment to Credit Agreement between Childtime and NBD Bank dated as of April 1, 1999, filed as Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended January 7, 2000, is incorporated herein by reference.
4.6	—	Third Amendment to Credit Agreement between Childtime and Bank One, Michigan (f/k/a/ NBD Bank), dated as of December 6, 1999, filed as Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended January 7, 2000, is incorporated herein by reference.
4.7	—	Letter Agreement to amend the Total Liabilities to Tangible Net Worth negative covenant pursuant to the February 1, 1996 Credit Agreement.
4.8	—	Fourth Amendment to Credit Agreement between Childtime and Bank One, Michigan (f/k/a NBD Bank), dated as of November 11, 2000, filed as Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended October 13, 2000, is incorporated herein by reference.
9	—	Letter agreement dated July 6, 2000, among Childcare Associates, KD Partners II and Jacobson Partners.
10.1	—	Director Stock Option Plan, filed as Exhibit 10.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 33-99596), is incorporated herein by reference.
10.2	—	1995 Stock Incentive Plan for Key Employees, filed as Exhibit 10.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 33-99596), is incorporated herein by reference.
10.3	—	First Amendment to 1995 Stock Incentive Plan for Key Employees.
10.4	—	Letter agreement dated July 6, 2000, between Registrant and Jacobson Partners, regarding management and financial consulting services.
10.5	—	Consulting Agreement dated January 16, 2001 between the Registrant and James Morgan, filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended January 5, 2001, is incorporated herein by reference.

E-1

Exhibit
Number

10.6	—	Consulting Agreement dated January 19, 2001 between the Registrant and Leonard C. Tylka, filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended January 5, 2001, is incorporated herein by reference.
10.7	—	Employment Separation Agreement and Mutual Release dated February 14, 2001, among the Registrant, Childtime and Harold A. Lewis.
10.8	—	Employment Separation Agreement and Mutual Release dated February 12, 2001, among the Registrant, Childtime and Michael M. Yeager.
21	—	List of Subsidiaries.
23	—	Consent of PricewaterhouseCoopers, LLP, dated June 20, 2001.

E-2