Form 10-Q
period 2001-07-20
CHILDTIME LEARNING CENTERS INC
filed 2001-08-24
CIK 1003648

Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

(MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 20, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-27656

CHILDTIME LEARNING CENTERS, INC

(Exact Name Of Registrant As Specified In Its Charter)

MICHIGAN	38-3261854

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

38345 West Ten Mile Road, Suite 100
Farmington Hills, Michigan 48335
(Address of principal executive offices)

(248) 476-3200
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing required for the past 90 days. Yes No

     The number of shares of Registrant’s Common Stock, no par value per share, outstanding at August 23, 2001 was 5,225,772.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

Index

Form 10-Q

For the Quarterly Period Ended July 20, 2001

		Page
		Number

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

	A. Consolidated Balance Sheet	3

	July 20, 2001 and March 30, 2001

	B. Consolidated Statement of Income	4

	Sixteen Weeks Ended July 20, 2001 and July 21, 2000

	C. Consolidated Statement of Cash Flows	5

	Sixteen Weeks Ended July 20, 2001 and July 21, 2000

	D. Notes to Consolidated Financial Statements	6-10

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-14

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	15

ITEM 4.	Submission of Matters to a Vote of Security Holders	15

ITEM 6.	Exhibits, Reports on Form 8-K	15

SIGNATURES		15

PART I
FINANCIAL INFORMATION
FORM 10-Q

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

	July 20,	March 30,
	2001	2001
	(Unaudited)

Assets	(In thousands, except for share data)

Current assets:

Cash and cash equivalents	$2,336	$3,379

Accounts receivable, net	5,455	4,697

Reimbursable construction costs	1,734	1,065

Prepaid expenses and other	1,475	2,773

Deferred income taxes	2,662	3,342

Total current assets	13,662	15,256

Land, buildings and equipment:

Land	9,730	9,730

Buildings	19,251	19,161

Vehicles, furniture and equipment	14,430	13,960

Leasehold improvements	9,025	8,245

	52,436	51,096

Less accumulated depreciation and amortization	(15,082)	(14,399)

	37,354	36,697

Other noncurrent assets:

Intangible assets, net	20,502	21,079

Refundable deposits and other	1,082	1,079

	21,584	22,158

Total assets	$72,600	$74,111

Liabilities and shareholders’ equity Current liabilities:

Revolving line of credit	$—	$—

Current maturities of long-term debt	1,295	1,321

Accounts payable	1,946	2,450

Book overdrafts	2,407	2,806

Accrued wages and payroll taxes	3,358	3,516

Restructuring accrual	1,869	2,410

Accrued vacation	1,216	1,241

Other current liabilities	3,756	4,517

Total current liabilities	15,847	18,261

Long-term debt	3,966	4,224

Deferred rent liability	998	1,074

Deferred income taxes	3,125	3,316

Total liabilities	23,936	26,875

Commitments and contingencies	—	—

Shareholders’ equity:

Common stock, 10,000,000 shares authorized, no par value; 5,225,772 outstanding at July 20, 2001 and March 30, 2001	30,926	30,902

Preferred stock, 1,000,000 shares authorized, no par value; no shares issued or outstanding	—	—

Retained earnings	17,738	16,334

Total shareholders’ equity	48,664	47,236

Total liabilities and shareholders’ equity	$72,600	$74,111

The accompanying notes are an integral part of the consolidated financial statements.

FINANCIAL INFORMATION
FORM 10-Q

CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statement of Income
(Unaudited)

	Quarter-to-Date
	Sixteen Weeks Ended
	(in thousands, except per share data)

	July 20,	July 21,
	2001	2000
		(as restated)

Revenues	$46,730	$46,055

Cost of revenues	40,811	40,165

Gross profit	5,919	5,890

Marketing expenses	564	514

General and administrative expenses	2,964	2,958

Operating income	2,391	2,418

Interest expense	173	278

Interest income	(36)	(11)

Other income, net	—	(80)

Income before income taxes and change in accounting principle	2,254	2,231

Income tax provision	850	854

Net income before change in accounting principle	1,404	1,377

Cumulative effect of change in accounting principle (net of tax)	—	275

Net income	$1,404	$1,102

Weighted average shares outstanding	5,226	4,932

Earnings per share:

Basic-income before cumulative effect of change in accounting principle	$0.27	$0.28

Cumulative effect of change in accounting principle	—	(0.06)

Net income	$0.27	$0.22

Diluted-income before cumulative effect of change in accounting principle	$0.27	$0.28

Cumulative effect of change in accounting principle	—	(0.06)

Net Income	$0.27	$0.22

The accompanying notes are an integral part of the consolidated financial statements.

FINANCIAL INFORMATION
FORM 10-Q

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Unaudited)

	Year-to-Date
	Sixteen Weeks Ended
	(In thousands)

	July 20,	July 21,
	2001	2000
		(as restated)

Cash flows from operating activities:

Net income	$1,404	$1,102

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,378	1,345

Stock option compensation expense	24	298

Deferred rent liability	(108)	(31)

Deferred income taxes	489	(163)

Loss on land, buildings and equipment	18	1

Changes in assets and liabilities providing (consuming) cash:

Accounts receivable	(758)	(570)

Prepaid expenses, refundable deposits and other assets	1,298	(679)

Restructuring accrual	(541)	—

Accounts payable, accruals and other current liabilities	(1,416)	1,276

Net cash provided by operating activities	1,788	2,579

Cash flows from investing activities:

Expenditures for land, buildings and equipment	(1,476)	(1,446)

Expenditures for reimbursable construction costs	(898)	(2,502)

Acquisition of intangible assets	—	(1,930)

Proceeds from sales of land, buildings and equipment	—	2

Payments for refundable deposits and other assets	(3)	(88)

Net cash used in investing activities	(2,377)	(5,964)

Cash flows from financing activities:

Net borrowings on revolving line of credit	—	2,414

Changes in book overdraft	(399)	916

Payments on long-term debt	(284)	(846)

Repayments of reimbursable construction	229	—

Net cash provided (used) by financing activities	(454)	2,484

Net decrease in cash and cash equivalents	(1,043)	(901)

Cash and cash equivalents, beginning of year	3,379	2,704

Cash and cash equivalents, end of period	$2,336	$1,803

The accompanying notes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Form 10-Q

(1)  GENERAL

     The consolidated financial statements of Childtime Learning Centers, Inc. (the “Company”) are unaudited and, in the opinion of management, include all adjustments necessary to fairly state the Company’s financial condition, results of operations and its cash flows, for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the Company’s annual report for the fiscal year ended March 30, 2001.

(2)  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Childtime Learning Centers, Inc., and its wholly owned subsidiaries (together referred to as the “Company”). All significant intercompany transactions have been eliminated. The Company began operations in 1967. Childtime Learning Centers, Inc. was incorporated on November 2, 1995 and completed its initial public offering on February 2, 1996. The Company provides for-profit child care through 289 child care centers located in 23 states and the District of Columbia as of July 20, 2001.

(3)  FISCAL YEAR

     The Company utilizes a 52-53 week fiscal year ending on the Friday closest to March 31. For fiscal years 2001 and 2002, the first quarter contained sixteen weeks, and the fiscal years contain 52 weeks.

(4)  ACCOUNTS RECEIVABLE

     Accounts receivable is presented net of an allowance for doubtful accounts. At July 20, 2001 and March 30, 2001, the allowance for doubtful accounts was $373,333 and $360,000, respectively.

(5)  REIMBURSABLE CONSTRUCTION COSTS

     In connection with certain build-to-suit centers to be leased, the Company enters into arrangements, whereby the Company accumulates costs during the construction process and is then reimbursed by the developer. The Company has various legal remedies available pursuant to the construction agreements to minimize the risk of nonreimbursement. For the quarter ended July 20, 2001 and the year ended March 30, 2001, the Company financed construction costs of $898,000 and $6,990,000, respectively. Related repayments received under reimbursement agreements were $229,000 and $7,205,000, respectively.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Form 10-Q

(6)  FINANCING ARRANGEMENTS

     At July 20, 2001, the Company’s unsecured revolving line of credit provides for borrowings up to $10,000,000, with interest payable at a variable rate, at the Company’s option, based on either the prime rate (6.75 percent at July 20, 2001) or the Eurodollar rate. There were no outstanding borrowings at July 20, 2001 or March 30, 2001.

(7)  OPTION GRANTS FOR CONSULTING SERVICES

     The interim CEO was granted 60,000 options in January 2001. The options have a $7.00 exercise price, vest at the rate of 10,000 per month and expire in January 2003. As a result of this stock option grant and based on the “Black Scholes” option pricing model, the Company has recorded additional compensation expense of $12,800 for the sixteen weeks ended July 20, 2001. At July 20, 2001, the options are fully vested, and accordingly no further compensation expense will be recorded during the year.

     The interim CFO was granted 10,000 options in March 2001. The options, which have a $7.98 exercise price, vest evenly over 3 years and expire in March 2007. As a result of this stock option grant and based on the “Black Scholes” option pricing model, the Company recorded additional compensation expense in the amount of $11,600 for the sixteen weeks ended July 20, 2001. The Company will record compensation expense throughout the vesting period of the options, but the majority of the expenses associated with these options will be recorded during fiscal 2002.

     In July of 2000, the Company retained Jacobson Partners, of which Benjamin R. Jacobson, a director of the Company, is the managing general partner, to provide management and financial consulting services. As part of the consideration to be paid to, and to add further incentive for such services, Jacobson Partners was granted stock options to purchase 557,275 shares. Additionally, Jacobson Partners will receive an annual fee in the amount of $250,000, plus reimbursement of reasonable out-of-pocket expenses. As a result of these stock option grants and based on the “Black Scholes” option pricing model, the Company recorded additional compensation expense of $297,950 for the sixteen weeks ended July 21, 2000. For the sixteen weeks ended July 20, 2001, the Company has recorded $77,000 in consulting fees related to the Jacobson Partners agreement, compared to $10,000 for the sixteen weeks ended July 21, 2000.

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

(9)  EARNINGS PER SHARE

     For the sixteen week periods ended July 20, 2001 and July 21, 2000, basic earnings per share has been calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share has been calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period and the assumed conversion of all potentially dilutive stock options. The calculation of basic and diluted shares is as follows:

	Calculation of Incremental Shares Outstanding
	Sixteen Weeks Ended
	(in thousands)

	July 20, 2001	July 21, 2000

Basic shares (based on weighted average)	5,226	4,932

Stock options	9	0

Diluted shares	5,235	4,932

(10)  SUPPLEMENTAL CASH FLOW INFORMATION

     In connection with the acquisition of certain centers, the Company incurred seller-financed debt of $1,732,500 during the sixteen weeks ended July 21, 2000. The Company has not incurred any seller-financed debt during the first quarter of fiscal 2002.

(11)  BOOK OVERDRAFTS

     Book overdrafts represent unfunded checks drawn on zero balance accounts that have not been presented for funding to the Company’s banks. The overdrafts are funded, without finance charges, as soon as they are presented. At July 20, 2001 and March 30, 2001, the aggregate book overdrafts are $2,407,000 and $2,806,000, respectively.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Form 10-Q

(12)  CONTINGENCIES

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

     In addition to the above matter, there are various legal actions and other claims pending or that could be asserted against the Company. Litigation is subject to many uncertainties; the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company.

(13)  RESTRUCTURING CHARGES

     During the fourth quarter of fiscal 2001, the Company instituted a restructuring program which resulted in a charge of $4,000,000 and established a restructuring reserve of $2,410,000. In this regard, the Company closed all 10 of its Oxford Learning Centers during the fourth quarter of fiscal 2001 and identified 19 under-performing centers to be closed in fiscal 2002. As of July 20, 2001, all but 1 of the 19 under-performing centers has been closed. During the sixteen weeks ended July 20, 2001, these 19 centers generated revenues of $885,000 and incurred operating losses of $249,000 as compared to revenues of $1,922,000 and operating losses of $134,000 during the sixteen weeks ended July 21, 2000. Additionally, Oxford Learning Centers generated no revenue and did not incur operating losses during the first quarter of fiscal 2002 as compared to revenues of $115,000 and operating losses totaling $256,000 in the first quarter of fiscal 2001. A summary of the restructuring reserve is as follows:

		Restructuring Reserve Analysis

	Beginning	Accrual	Cash	Ending
	accrual	adjustments	payments	accrual
	03/30/01			07/20/01

Lease termination costs	$1,958	$73	$(390)	$1,641

Severance costs	$452	$(73)	$(151)	$228

Total	$2,410	$0	$(541)	$1,869

     Due to the higher than anticipated number of employees transferring to other centers within the Company, the amount of severance paid to terminated employees was greatly reduced. However, the reduction in the severance accrual will be offset by unanticipated capital improvements needed at certain closed centers in order to meet landlord requirements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Form 10-Q

(14)  NEW ACCOUNTING PRONOUNCEMENTS

     Effective April 1, 2000, the Company changed its method of revenue recognition in accordance with SEC Staff Accounting Bulletin 101, “Revenue Recognition”. Previously all registration and material fees had been recorded when received. Under the accounting method adopted retroactive to April 1, 2000, the Company now recognizes registration and material fees over the typical school year of September through August. The cumulative effect of the change on prior years resulted in a charge to income (net of taxes) of $275,000 which was recognized during the first quarter in fiscal 2001.

     On March 31, 2001, the Company adopted Financial Accounting Standards Board No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of SFAS No. 133 did not have a material effect on the Company’s financial statements.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company is currently reviewing the impact of SFAS Nos. 141 and 142 and will be performing a fair-value analysis at a later date in connection with the adoption of SFAS No. 142 on April 1, 2002.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Form 10-Q

General

     The information presented herein refers to the sixteen weeks ended July 20, 2001 (“first quarter 2002”) and the sixteen weeks ended July 21, 2000 (“first quarter 2001”).

     During the first quarter 2002, the Company added 4 centers and closed 19. The closings were part of the new senior management team’s restructuring program to close under-performing centers in order to improve productivity and reduce operating costs. The additions included 3 build-to-suit leased centers and 1 management contract. This compares to the addition of 12 centers (10 acquisitions and 2 build-to-suit leased centers) during the first quarter 2001. Accordingly, as of July 20, 2001, the Company operated 289 centers, as compared to 312 at July 21, 2000.

     The results of centers opened, acquired or disposed of are included in the Company’s financial statements from the date of opening or acquisition and through the date of disposition, as applicable. The timing of such new openings, acquisitions or dispositions could influence comparisons of year over year results.

Results of Operations

     First quarter 2002 revenues increased to $46,730,000 from $46,055,000 for the first quarter 2001, a 1.5% increase. This increase was principally attributable to increased revenues of $1,311,000 from centers opened after the first quarter of fiscal 2001. Additionally, centers operating during the entire first quarter in both fiscal years, resulted in an increase of $1,156,000, which is primarily due to price increases. However, these increases were partially offset by the loss of revenue of $1,817,000 from centers closed during fiscal 2001 and the first part of fiscal 2002.

     Gross profit increased to $5,919,000 for the first quarter 2002 from $5,890,000 for the first quarter 2001. As a percentage of revenues, gross profit decreased slightly to 12.7% from 12.8% for last year. This is attributed to higher occupancy expenses which were partially offset by lower personnel costs (expressed as a percentage of revenues). Included in the prior year first quarter were operating losses of $256,000 from Oxford Learning Centers, which closed down at the end of fiscal 2001. Losses for centers closed during the first quarter of fiscal 2002 totaled $249,000 (see Note 13 in the Company’s Notes to Consolidated Financial Statements).

     During the fourth quarter of fiscal 2001, the Company hired a new senior management team, who reviewed the Company’s operations and developed a new strategic direction. This review identified short and long term profitability goals and identified areas designed to improve productivity and reduce operating costs. The Company instituted a restructuring program and incurred a charge of $4,000,000 during the fourth quarter of fiscal 2001 related to lease termination costs and severance costs for closing all 10 of its Oxford Learning Centers and the

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Form 10-Q

Results of Operations – Continued

planned closing of 19 under-performing centers in the first part of fiscal 2002. As of July 20, 2001, the Company has closed all but 1 of the under-performing centers.

     Marketing expenses increased 9.7% to $564,000 for the first quarter 2002 from $514,000 for the first quarter 2001. As a percentage of revenues, marketing expenses increased to 1.2% of revenues at the end of the first quarter 2002 from 1.1% of revenues for the first quarter 2001.

     General and administrative expenses increased 0.2% to $2,964,000 for the first quarter 2002 from $2,958,000 for the first quarter 2001. As a percentage of revenues, general and administrative expenses decreased to 6.3% for the first quarter 2002 from 6.4% for the first quarter 2001. Excluding the Jacobson Partners' option expense from the prior year's quarter, general and administrative expenses would have reflected an increase of $304,000 in the first quarter 2002 compared to the first quarter 2001. Of this increase, $156,000 is due to the establishment of 4 new regional offices, $67,000 in additional consulting fees over the prior year and expenses associated with the implementation of the new center-based revenue billing and payroll system.

     As a result of the foregoing changes, operating income decreased to $2,391,000 for the first quarter 2002 from $2,418,000 for the first quarter 2001. The operating income change of $27,000 represents a decrease of 1.1% from the first quarter 2001.

     Interest expense decreased to $173,000 for the first quarter 2002 from $278,000 for the first quarter 2001. The decrease is a result of having no borrowings against the Company’s outstanding line of credit during the first quarter 2002 and a reduction in the prime rate which is the rate used on certain other indebtedness.

     Effective April 1, 2000, the Company changed its method of revenue recognition in accordance with SEC Staff Accounting Bulletin 101, “Revenue Recognition”. Previously all registration and material fees had been recorded when received. Under the accounting method adopted retroactive to April 1, 2000, the Company now recognizes registration and material fees over the typical school year of September through August. The cumulative effect of the change on prior years resulted in a charge to income (net of taxes) of $275,000 which was recognized during the first quarter in fiscal 2001.

     As a result of the foregoing changes, net income increased to $1,404,000, or 3.0% of revenues for the first quarter 2002, from $1,102,000, or 2.4% of revenues for the first quarter 2001.

     On March 31, 2001, the Company adopted Financial Accounting Standards Board No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of SFAS No. 133 did not have a material effect on the Company’s financial statements.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Form 10-Q

Results of Operations – Continued

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company is currently reviewing the impact of SFAS Nos. 141 and 142 and will be performing a fair-value analysis at a later date in connection with the adoption of SFAS No. 142 on April 1, 2002.

Liquidity and Capital Resources

     The Company’s primary cash requirements currently consist of its maintenance of existing centers, repayment of debt and related interest. The Company believes that cash flow from operations, together with amounts available under a $10 million unsecured revolving line of credit facility, will be sufficient to satisfy the Company’s anticipated cash requirements on both a long-term and short-term basis. Outstanding letters of credit reduced the availability under the line of credit in the amount of $2,250,000 at July 20, 2001 and $2,450,000 at March 30, 2001. Under this agreement, the Company is required to maintain certain financial ratios and other financial conditions, the most restrictive of which requires the Company to maintain certain debt-to-equity ratios, a minimum fixed charge coverage and a minimum amount of tangible net worth. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets and transactions with affiliates.

     Due to the impact of the Company’s increased rental expense, the primary lender approved the appropriate waiver to the “Fixed Charge Coverage Ratio” covenant of the February 1, 1996 credit agreement. This waiver, made after the first quarter 2002 close, was effective July 20, 2001, concurrent with the end of the quarter and expires on September 1, 2001.

     Net cash provided by operations decreased to $1,788,000 for the first quarter 2002, from $2,579,000 for first quarter 2001. First quarter 2002 cash provided by operations and a portion of the $3,379,000 of existing cash balances were principally used to make capital improvements to existing centers totaling $1,476,000, funding of reimbursable construction costs totaling 898,000 and repayments on long-term debt of $284,000.

     Expenditures related to information technology systems were part of management’s five-year information system plan to accommodate the growth of the Company for the foreseeable future. The Company decided during fiscal 2001 to implement a new center-based revenue billing and payroll system in order to provide the centers with the latest and most efficient technology.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Form 10-Q

Liquidity and Capital Resources – Continued

     The new plan will require approximately $900,000 in expenditures related to hardware purchases, internet access for each center, training costs for all directors and other key personnel on the new system and travel and lodging costs. Implementation of the new system began in May 2001 and will be completed in December 2001, with approximately 400 employees attending a 3 day training session at the Company’s headquarters.

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Statements included herein that are not historical facts, such as those related to anticipated cash requirements, funding sources and the estimated costs for completing the Company’s information technology system upgrade, are forward-looking statements pursuant to the safe harbor provisions of the Private / Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, the continuation of federal and state assistance programs, demand for child care, taxing authority legislation, as well as general economic conditions, pricing and competition. Accordingly, actual results could differ materially from those projected in such forward-looking statements.

PART II
OTHER INFORMATION
FORM 10-Q

CHILDTIME LEARNING CENTERS, INC. AND CONSOLIDATED SUBSIDIARIES

Item 1. LEGAL PROCEEDINGS

     Information regarding this item is set forth in Note 12 to the Company’s Notes to Consolidated Financial Statements included in Part I, Item 1 of this Report.

Items 2, 3 and 5 are not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders was held on July 25, 2001 at which the shareholders voted upon the election of directors. The following is a tabulation of the votes.

	For	Against	Abstain

Milton H. Dresner	4,308,596	0	9,017

Benjamin R. Jacobson	4,306,934	0	10,679

George A. Kellner	4,306,890	0	10,723

Item 6. EXHIBITS AND REPORTS OF FORM 8-K

(a)	Index to Exhibits:

Exhibit

	Number	Description

None

(b)	Reports on Form 8-K: None. Subsequent to July 20, 2001, the Company filed a Current Report on Form 8-K to report the issuance of a press release announcing the appointment of its new Chief Executive Officer and Chairman of the Board.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHILDTIME LEARNING CENTERS, INC

(REGISTRANT)

/s/ Leonard C. Tylka 8/24/01

Leonard C. Tylka

Chief Financial Officer and Treasurer

(Duly Authorized Officer and Principal Financial Officer)