Form 10-Q
period 2001-10-12
CHILDTIME LEARNING CENTERS INC
filed 2001-11-26
CIK 1003648

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

        (MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 12, 2001

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


                       38345 West Ten Mile Road, Suite 100
                      Farmington Hills, Michigan 48335-2883
                    (Address of principal executive offices)


                                 (248) 476-3200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes [X] No [ ]


The number of shares of Registrant's Common Stock, no par value per share, outstanding at November 19, 2001, was 5,240,772.

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

                                      INDEX

                                    FORM 10-Q

                 For the Quarterly Period Ended October 12, 2001


                                                                                                                           Page
                                                                                                                          Number
                                                                                                                       -------------
PART I.  FINANCIAL INFORMATION

         ITEM 1.        Consolidated Financial Statements

                                A. Consolidated Balance Sheets                                                                3
                                       October 12, 2001 and March 30, 2001

                                B. Consolidated Statements of Earnings                                                        4
                                       12 weeks ended October 12, 2001 and October 13, 2000
                                       28 weeks ended October 12, 2001 and October 13, 2000

                                C. Consolidated Statements of Cash Flows                                                      5
                                       28 weeks ended October 12, 2001 and October 13, 2000

                                D. Notes to Consolidated Financial Statements                                               6-11

         ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations               12-15



PART II. OTHER INFORMATION

         ITEM 1.        Legal Proceedings                                                                                    16

         ITEM 6.        Exhibits, Reports on Form 8-K                                                                        16

SIGNATURES                                                                                                                   16

                                     PART I
                              FINANCIAL INFORMATION
                                    FORM 10-Q

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)                                                                     OCTOBER 12,        MARCH 30,
                                                                                                        2001              2001
ASSETS                                                                                               (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                                                        $  1,967         $  3,379
      Accounts receivable, net                                                                            5,629            4,697
      Reimbursable construction costs                                                                     1,778            1,065
      Prepaid expenses and other current assets                                                           1,767            2,773
      Deferred income taxes                                                                               3,799            3,342
                                                                                                       --------         --------
           Total current assets                                                                          14,940           15,256

LAND, BUILDINGS AND EQUIPMENT:
      Land                                                                                                9,502            9,730
      Buildings                                                                                          19,023           19,161
      Leasehold improvements                                                                              9,387            8,245
      Vehicles, furniture and equipment                                                                  14,393           13,960
                                                                                                       --------         --------
                                                                                                         52,305           51,096
           Less: accumulated depreciation and amortization                                              (15,188)         (14,399)
                                                                                                       --------         --------
                                                                                                         37,117           36,697

OTHER NONCURRENT ASSETS:
      Intangible assets, net                                                                             20,067           21,079
      Refundable deposits and other                                                                       1,081            1,079
                                                                                                       --------         --------
                                                                                                         21,148           22,158
                                                                                                       --------         --------

TOTAL                                                                                                  $ 73,205         $ 74,111
                                                                                                       ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts and drafts payable                                                                      $  4,588         $  5,256
      Accrued wages and benefits                                                                          4,349            4,757
      Revolving line of credit                                                                              949
      Current portion of long-term debt                                                                   1,249            1,321
      Restructuring accrual                                                                               2,215            2,410
      Other current liabilities                                                                           5,525            4,517
                                                                                                       --------         --------
           Total current liabilities                                                                     18,875           18,261

LONG-TERM DEBT, net of current portion                                                                    3,719            4,224

DEFERRED RENT LIABILITY                                                                                     982            1,074

DEFERRED INCOME TAXES                                                                                     3,110            3,316
                                                                                                       --------         --------
           Total liabilities                                                                             26,686           26,875
                                                                                                       --------         --------

SHAREHOLDERS' EQUITY:
      Common stock, 10,000,000 shares authorized, no par value; 5,240,772 and
         5,225,772 issued and outstanding, at October 12, 2001 and March 30, 2001, respectively          31,208           30,902
      Preferred stock, 1,000,000 shares authorized, no par value; no shares issued or outstanding
      Retained earnings                                                                                  15,311           16,334
                                                                                                       --------         --------
           Total shareholders' equity                                                                    46,519           47,236
                                                                                                       --------         --------

TOTAL                                                                                                  $ 73,205         $ 74,111
                                                                                                       ========         ========



The accompanying footnotes are an integral part of the consolidated financial statements.

                              FINANCIAL INFORMATION
                                    FORM 10-Q

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


(In thousands, except per share data)                                     12 WEEKS ENDED                    28 WEEKS ENDED
                                                                     ----------------------------     ---------------------------
                                                                     OCTOBER 12,      OCTOBER 13,     OCTOBER 12,     OCTOBER 13,
                                                                       2001             2000             2001            2000
                                                                                    (as restated)                    (as restated)
                                                                     --------       -------------      --------      -------------

Revenues, net                                                        $ 31,950         $ 33,284         $ 78,680         $ 79,339
                                                                     --------         --------         --------         --------

Operating expenses of Learning Centers                                 28,830           29,667           68,807           68,933
Provision for doubtful accounts                                           699               69              771              166
General and administrative expenses                                     2,808            1,722            5,714            4,646
Depreciation and amortization expense                                   1,116            1,055            2,499            2,405
Restructuring and unusual charges                                       2,280                             2,280
                                                                     --------         --------         --------         --------

             OPERATING EARNINGS (LOSS)                                 (3,783)             771           (1,391)           3,189

Interest expense, net                                                     113              244              250              512
Other income, net                                                                          (25)                             (105)
                                                                     --------         --------         --------         --------
             EARNINGS (LOSS) BEFORE INCOME TAXES AND
             CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    (3,896)             552           (1,641)           2,782

Income tax provision (benefit)                                         (1,469)             215             (619)           1,068
                                                                     --------         --------         --------         --------

             NET EARNINGS (LOSS) BEFORE CUMULATIVE
             EFFECT OF ACCOUNTING CHANGE                               (2,427)             337           (1,022)           1,714

Cumulative effect on prior years of changing to different
   revenue recognition methods (net of tax)                                                                                  275

                                                                     --------         --------         --------         --------
             NET EARNINGS (LOSS)                                     $ (2,427)        $    337         $ (1,022)        $  1,439
                                                                     ========         ========         ========         ========


NET EARNINGS (LOSS) PER SHARE:

Basic and diluted earnings (loss) per share before cumulative
   effect of accounting change                                       $  (0.46)        $   0.07         $  (0.20)        $   0.34
Cumulative effect of accounting change                                                                                     (0.06)
                                                                     --------         --------         --------         --------
             NET EARNINGS (LOSS) PER SHARE                           $  (0.46)        $   0.07         $  (0.20)        $   0.28
                                                                     ========         ========         ========         ========


WEIGHTED AVERAGE SHARES OUTSTANDING                                     5,230            5,082            5,228            4,996
                                                                     ========         ========         ========         ========



The accompanying footnotes are an integral part of the consolidated financial statements.

                              FINANCIAL INFORMATION
                                    FORM 10-Q

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(In thousands)                                                         28 WEEKS ENDED
                                                                 ---------------------------
                                                                 OCTOBER 12,     OCTOBER 13,
                                                                    2001           2000
                                                                               (as restated)
                                                                 -----------   -------------
OPERATING ACTIVITIES:
      Net earnings (loss)                                         $(1,022)        $ 1,439
      Adjustments to reconcile net earnings (loss) to net
        cash provided by operating activities:
             Depreciation and amortization                          2,499           2,405
             Provision for doubtful accounts                          947              65
             Stock option compensation expense                        184             298
             Deferred rent liability                                 (125)            (50)
             Deferred income taxes                                   (663)           (224)
      Changes in operating assets and liabilities:
             Accounts receivable                                   (1,879)           (630)
             Prepaid expenses and other current assets              1,006             323
             Restructuring accrual                                   (150)
             Accounts payable                                        (648)            353
             Accruals and other current liabilities                   633             408
                                                                  -------         -------

                Net cash provided by operating activities             782           4,387
                                                                  -------         -------


INVESTING ACTIVITIES:
      Capital spending                                             (2,466)         (2,277)
      Expenditures for reimbursable construction costs               (942)         (4,901)
      Acquisition of intangible assets                                             (1,938)
      Proceeds from sales of land, buildings and equipment            514             621
      Payments for refundable deposits and other assets                (2)           (128)
                                                                  -------         -------

                Net cash used in investing activities              (2,896)         (8,623)
                                                                  -------         -------


FINANCING ACTIVITIES:
      Net borrowings on revolving line of credit                      949           2,265
      Repayments under long-term debt                                (577)         (1,334)
      Changes in drafts payable                                       (20)         (1,306)
      Repayments of reimbursable construction                         229           2,647
      Issuance of common shares                                       121           2,500
                                                                  -------         -------

                Net cash provided by financing activities             702           4,772
                                                                  -------         -------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (1,412)            536
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        3,379           2,704
                                                                  -------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 1,967         $ 3,240
                                                                  =======         =======



The accompanying footnotes are an integral part of the consolidated financial statements.

                                    FORM 10-Q

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - DESCRIPTION OF BUSINESS

Childtime Learning Centers, Inc. and subsidiaries ("Childtime" or the "Company") began operations in 1967, and operates for-profit childcare Learning Centers in 23 states and the District of Columbia. As of October 12, 2001, Childtime operated 289 Learning Centers with a licensed capacity for nearly 40,000 children.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Childtime Learning Centers, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and, accordingly, include all adjustments which, in the opinion of management, are necessary for a fair presentation of the periods represented to fairly state the Company's financial condition, results of operations and its cash flows, for the interim periods presented.

These statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the 52 weeks ended March 30, 2001. The results for the 12 weeks and 28 weeks ended October 12, 2001, are not necessarily indicative of results for the entire year.

USE OF ESTIMATES
The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to render estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

FISCAL YEAR
The Company utilizes a 52-53 week fiscal year ending on the Friday closest to March 31. For Fiscal years 2001 and 2002, the first quarter contained 16 weeks, and the fiscal years contain 52 weeks.

RECLASSIFICATIONS
Certain 2001 amounts have been reclassified to conform to the 2002 presentation. In that regard, marketing expenses are now classified as part of "Operating expenses of Learning Centers".

                                    FORM 10-Q

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable is presented net of an allowance for doubtful accounts. At October 12, 2001 and March 30, 2001, the allowance for doubtful accounts was $1.3 million and $0.4 million, respectively.

The Company implemented a new center based management information system during Fiscal 2002 that now provides management with significantly more detailed information on its receivables, particularly subsidized accounts. As a result of this information, coupled with the current recessionary environment, the Company recorded a provision for bad debts and allowances of $1.0 million during the 12 weeks ended October 12, 2001, of which $0.3 million was recorded as a reduction in revenues and $0.7 million was recorded as Provision for Doubtful Accounts.

NOTE 4 - REIMBURSABLE CONSTRUCTION COSTS

In connection with certain build-to-suit centers to be leased, the Company enters into arrangements, whereby the Company accumulates costs during the construction process and is then reimbursed by the developer. The Company has various legal remedies available pursuant to the construction agreements to minimize the risk of nonreimbursement. For the 28 weeks ended October 12, 2001, and the year ended March 30, 2001, the Company financed construction costs of $1.0 million and $7.0 million, respectively. Related repayments received under reimbursement agreements were $0.2 million and $7.2 million, respectively.

NOTE 5 - DRAFTS PAYABLE

Drafts payable represent unfunded checks drawn on zero balance accounts that have not been presented for funding to the Company's banks. The drafts are funded, without finance charges, as soon as they are presented. At October 12, 2001 and March 30, 2001, the aggregate drafts payable are $2.8 million.

NOTE 6 - FINANCING ARRANGEMENTS

At October 12, 2001, the Company's unsecured revolving line of credit provides for borrowings up to $10.0 million, with interest payable at a variable rate, at the Company's option, based on either the prime rate (5.5 % at October 12, 2001) or the Eurodollar rate. There were outstanding borrowings of $0.9 million at October 12, 2001, and no outstanding borrowings at March 30, 2001.

                                    FORM 10-Q

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - CONTINGENCIES

The Company was a defendant in a personal injury lawsuit. Subsequent to October 12, 2001, the Company settled the case and the entire amount of the settlement was covered under the Company's insurance policy. In addition to the above matter, there are various legal actions and other claims pending or that could be asserted against the Company. Litigation is subject to many uncertainties; the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate additional liability, if any, with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company.

NOTE 8 - OPTION GRANTS FOR CONSULTING SERVICES

The interim Chief Executive Officer, James Morgan, was granted 60,000 options in January 2001. The options have a $7.00 exercise price, vested at the rate of 10,000 per month and originally expired January 2003. After resigning as interim CEO and being appointed Chairman of the Board in August 2001, Mr. Morgan's original options were amended to expire in September 2006. At that time, he was also granted an additional 50,000 options. These options have an $11.00 exercise price, vest after one year and expire in September 2006. As a result of these stock option grants and modifications, the Company has recorded additional compensation expense of $0.2 million for the 28 weeks ended October 12, 2001. The Company will continue to record additional compensation expense during the vesting period of the options granted in September 2001.

The interim Chief Financial Officer, Leonard Tylka, was granted 10,000 options in March 2001. The options have a $7.98 exercise price, vest evenly over 3 years and expire in March 2007. In September 2001, Mr. Tylka was granted an additional 20,000 options. These options have an $11.00 exercise price, vest after one year and expire in September 2006. As a result of these stock option grants, the Company has recorded additional compensation expense of less than $0.1 million for the 28 weeks ended October 12, 2001. The Company will record additional compensation expense during the vesting period of these options.

In July 2000, the Company retained Jacobson Partners, of which Benjamin R. Jacobson, a director of the Company, is the managing general partner, to provide management and financial consulting services. As part of the consideration to be paid to, and to add further incentive for such services, Jacobson Partners was granted stock options to purchase 557,275 shares. Additionally, Jacobson Partners receives an annual fee in the amount of $0.3 million, plus reimbursement of reasonable out-of-pocket expenses. As a result of these stock option grants, the Company recorded additional compensation expense of $0.3 million for the 28 weeks ended October 13, 2000. For the 28 weeks ended October 12, 2001 and October 13, 2000, the Company has recorded approximately $0.1 million in consulting fees during each respective period.

                                    FORM 10-Q

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9 - INCOME TAXES

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

NOTE 10 - RESTRUCTURING AND UNUSUAL CHARGES

During the fourth quarter of Fiscal 2001, the Company instituted a restructuring program that resulted in a charge of $4.0 million and established a restructuring reserve of $2.4 million. In this regard, the Company closed all ten of its Oxford Learning Centers and identified 19 underperforming centers to be closed in Fiscal 2002. As of October 12, 2001, all but one of the 19 underperforming centers has been closed. During the 28 weeks ended October 12, 2001, these 19 centers generated revenues of $1.0 million and incurred operating losses of $0.3 million as compared to revenues of $3.3 million and operating losses of $0.3 million during the 28 weeks ended October 13, 2000. Additionally, Oxford Learning Centers generated revenues of $0.3 million and operating losses totaling $0.4 million for the 28 weeks ended October 13, 2000. In conjunction with certain restructuring activities implemented at the end of Fiscal 2001, the Company, during the 12 weeks ended October 12, 2001, has accrued additional legal and estimated settlement reserves primarily related to lease termination costs, aggregating $1.0 million. A summary of the restructuring reserve is as follows (in thousands):

                                        RESTRUCTURING RESERVE ANALYSIS

                              BEGINNING                                       ENDING
                               ACCRUAL        ACCRUALS         CASH           ACCRUAL
                            MARCH 30, 2001   ADJUSTMENTS      PAYMENTS    OCTOBER 12, 2001
                            --------------------------------------------------------------
LEASE TERMINATION COSTS        $ 1,958        $ 1,053         $  (923)        $ 2,088
SEVERANCE COSTS                    452            (73)           (252)            127
                               -------        -------         -------         -------
TOTAL                          $ 2,410        $   980         $(1,175)        $ 2,215
                               =======        =======         =======         =======

Due to the higher than anticipated number of employees transferring to other centers within the Company, the amount of severance paid to terminated employees was greatly reduced. However, the reduction in the severance accrual will be offset by unanticipated capital improvements needed at certain closed centers in order to meet landlord requirements.

During the 12 weeks ended October 12, 2001, the Company accrued $1.3 million as Unusual Charges for estimated noncapital environmental remediation costs based upon an evaluation of currently available facts with respect to

                                    FORM 10-Q

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

each individual center. These remediation costs are expected to be incurred over the ensuing 12 months.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

In connection with the acquisition of certain centers, the Company incurred seller-financed debt of $1.7 million during the 28 weeks ended October 13, 2000. The Company has not incurred any seller-financed debt during the current fiscal year.

NOTE 12 - EARNINGS (LOSS) PER SHARE

For the 12 and 28 weeks ended October 12, 2001 and October 13, 2000, basic earnings (loss) per share has been calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share has been calculated by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period and the assumed conversion of all potentially dilutive stock options. The calculation of basic and diluted shares is as follows (in thousands):

                                                           CALCULATION OF INCREMENTAL SHARES OUTSTANDING

                                                       12 WEEKS ENDED                        28 WEEKS ENDED
                                              -----------------------------------   ----------------------------------
                                              OCTOBER 12, 2001  OCTOBER 13, 2000    OCTOBER 12, 2001  OCTOBER 13, 2000
                                              ----------------  -----------------   ----------------  ----------------
Basic shares (based on weighted average)            5,230            5,082              5,228            4,996
Stock options                                                            5                                   1
                                                    -----            -----              -----            -----
Diluted shares                                      5,230            5,087              5,228            4,997
                                                    =====            =====              =====            =====

During the 12 and 28 weeks ended October 12, 2001, 12 and 9 shares, respectively, were excluded from the computation of diluted loss per share due to their anti-dilutive effect.

NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS

Effective April 1, 2000, the Company changed its method of revenue recognition in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition. Previously, all registration and material fees had been recorded when received. Under the accounting method adopted retroactive to April 1, 2000, the Company now recognizes registration and material fees over the typical school year of September through August. The cumulative effect of the change on prior years resulted in a charge of ($0.3) million to Net Earnings that was recognized during the first quarter in Fiscal 2001. Prior period Consolidated Statements of Earnings and Cash Flows have been restated to reflect this adoption.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their

                                    FORM 10-Q

                CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED) useful lives. The Company is currently reviewing the impact of SFAS Nos. 141 and 142 and will be performing a fair-value analysis at a later date in connection with the adoption of SFAS No. 142 in the first quarter of Fiscal 2003.

SFAS No. 143, Accounting for Asset Retirement Obligations was issued in August 2001, and addresses legal obligations (arising from laws, statutes, contracts, etc.) that an entity must satisfy when disposing of tangible, long-lived assets. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company is evaluating the impact this Statement will have on its consolidated financial statements and is anticipating the adoption of SFAS No. 143 in the first quarter of Fiscal 2004.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was issued in July 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121 on the same topic and establishes an accounting model for the impairment of long-lived assets. The Company is evaluating the impact this Statement will have on its consolidated financial statements and will adopt SFAS No. 144 in the first quarter of Fiscal 2003.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                    Form 10-Q


GENERAL

The information presented herein refers to the 12 weeks ("second quarter 2002") and the 28 weeks ("year to date 2002") ended October 12, 2001, compared to the 12 weeks ("second quarter 2001") and the 28 weeks ("year to date 2001") ended October 13, 2000.

The results of Learning Centers opened, acquired or disposed of are included in the Company's consolidated financial statements from the date of opening or acquisition and through the date of disposition, as applicable. The timing of such new openings, acquisitions or dispositions could influence comparisons of year over year results.

During the second quarter 2002, the Company did not add or close any Learning Centers. This compares to the addition of four Learning Centers and the closing of one Learning Center during the second quarter 2001. During year to date 2002, the Company added four Learning Centers and closed 19. The closings were part of the interim senior management team's restructuring program to close underperforming centers in order to reduce negative cash flowing centers. As of October 12, 2001, the Company operated 289 Learning Centers, as compared to 307 at October 13, 2000.

RESULTS OF OPERATIONS

Second quarter 2002 revenues decreased to $32.0 million from $33.3 million for the second quarter 2001, a 4.0% decrease. Of this decrease, $1.8 million was attributable to the loss of revenue from Learning Centers closed subsequent to the second quarter 2001. These decreases were partially offset by revenue increases of $0.7 million from Learning Centers opened subsequent to the second quarter 2001.

Year to date 2002 revenues decreased to $78.7 million from $79.3 million for year to date 2001, a 0.8% decrease. Year to date revenues from Learning Centers opened during Fiscal 2001 and Fiscal 2002 attributed to increases of $2.7 million and $0.3 million, respectively. However, these increases were offset by the loss of revenue from the above mentioned closed Learning Centers of $3.7 million.

Comparable center revenues (centers operating during all of year to date 2002 and year to date 2001) decreased $0.3 million or 0.9% for the second quarter 2002. Year to date comparable center revenues increased $0.4 million, or 0.5%. The second quarter 2002 decrease was due to a decline in utilization percentage. Year to date 2002 results reflect tuition increases, partially offset by a decrease in the utilization percentage for certain geographical areas.

Second quarter operating expenses of Learning Centers ("Operating Expenses") decreased $0.8 million from the second quarter 2001. Operating Expenses as a percentage of revenues, however, increased from 89.1% for the second quarter 2001, to 90.2% for the second quarter 2002. Included in the second quarter 2001 were $2.2 million of

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                    Form 10-Q

RESULTS OF OPERATIONS - CONTINUED
Operating Expenses associated with centers that were closed subsequent to the second quarter of 2001. Adjusting for these closed centers, Operating Expenses actually increased by $1.3 million in the second quarter 2002 compared with the prior year quarter. This increase was due primarily to higher personnel costs and occupancy expenses of $0.6 million and $0.5 million, respectively.

Year to date 2002 Operating Expenses of $68.8 million were essentially flat with the prior year. Included in year to date 2001 and year to date 2002 were $1.0 million and $5.1 million of Operating Expenses applicable to centers that were closed subsequent to the second quarter of 2001. Adjusting both years by the closed centers' Operating Expenses results in a current year increase of $4.0 million. This increase was due to a $1.6 million increase in personnel costs and a $1.0 million increase in both occupancy and controllable costs. Year to date Operating Expenses as a percentage of revenues, however, increased from 86.9% for Fiscal 2001, to 87.4% for Fiscal 2002.

During Fiscal 2002, the Company implemented a new center based management information system that now provides the Company with significantly more detailed information on its receivables, particularly its subsidized accounts. As a result of this information, coupled with the current recessionary environment, the Company recorded a provision for bad debts and allowances of $1.0 million during the second quarter 2002, of which $0.3 million was recorded as a reduction in revenues and $0.7 million was recorded as Provision for Doubtful Accounts.

General and administrative expenses increased $1.1 million to $2.8 million for the second quarter 2002 from $1.7 million for the second quarter 2001. Of this increase, $0.3 million was due to costs associated with establishing four new regional offices during first quarter 2002, $0.2 million represented travel, lodging and training costs applicable to the implementation of the new center level management information software system, $0.2 million was noncash stock compensation expense and $0.2 million represented the reversal in second quarter 2001 of previously recorded accruals.

Year to date 2002 general and administrative expenses increased $1.1 million to $5.7 million over year to date 2001. This increase was primarily attributable to $0.5 million associated with opening four new regional offices in Fiscal 2002, $0.2 million represented travel, lodging and training costs applicable to the implementation of the new center level management information software system, $0.2 million in higher legal, audit and professional fees and $0.1 million in consulting fees paid to Jacobson Partners.

In conjunction with certain restructuring activities implemented at the end of Fiscal 2001, the Company during the second quarter 2002 accrued additional legal and estimated settlement reserves of $1.0 million related primarily to lease termination costs. In addition, during the second quarter 2002, the Company accrued $1.3 million in estimated noncapital environmental remediation costs based upon an evaluation of currently available facts with respect to each individual Learning Center. Both of these charges have been recorded as Restructuring and Unusual Charges.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                    Form 10-Q

RESULTS OF OPERATIONS - CONTINUED
As a result of the foregoing changes, operating losses of ($3.8) million for the second quarter 2002 compares to operating earnings of $0.8 million for the second quarter 2001. Year to date operating losses of ($1.4) million for Fiscal 2002 compares to operating earnings of $3.2 million for Fiscal 2001.

Interest expense decreased to $0.1 million in the second quarter 2002 from $0.2 million for the second quarter 2001. Year to date interest expense also decreased to $0.2 million for Fiscal 2002 from $0.5 million for Fiscal 2001. These decreases are a result of having minimal borrowings against the Company's outstanding line of credit during Fiscal 2002 and a reduction in the prime rate, which is the rate used on the revolving line of credit.

Effective April 1, 2000, the Company changed its method of revenue recognition in accordance with SEC Staff Accounting Bulletin 101, Revenue Recognition. Previously all registration and material fees had been recorded when received. Under the accounting method adopted retroactive to April 1, 2000, the Company now recognizes registration and material fees over the typical school year of September through August. The cumulative effect of the change on prior years resulted in a charge to earnings (net of taxes) of $0.3 million that was recognized during the first quarter in Fiscal 2001.

As a result of the foregoing changes, net earnings (loss) decreased to a net loss of ($2.4) million for the second quarter 2002 from $0.3 million in net earnings for the second quarter 2001. For year to date 2002, the Company posted a net loss of ($1.0) million, compares to net earnings of $1.4 million for year to date 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements currently consist of its maintenance of existing Learning Centers, funding lease termination costs in conjunction with its fourth quarter Fiscal 2001 restructuring program and repayment of debt. The Company believes that cash flow from operations, together with amounts available under a $10 million unsecured revolving line of credit facility, will be sufficient to satisfy the Company's anticipated cash requirements on both a long-term and short-term basis. Outstanding letters of credit reduced the availability under the line of credit in the amount of $2.3 million at October 12, 2001 and $2.5 million at March 30, 2001. Under this agreement, the Company is required to maintain certain financial ratios and other financial conditions, the most restrictive of which requires the Company to maintain certain debt-to-equity ratios, a minimum fixed charge coverage and a minimum amount of tangible net worth. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets and transactions with affiliates.

Due to the impact of the Company's increased rental expense, the primary lender approved the appropriate waiver to the "Fixed Charge Coverage Ratio" covenant of the February 1, 1996 credit agreement. This waiver, made after the first quarter 2002 close, was effective October 12, 2001, concurrent with the end of the quarter and expires on November 26, 2001.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                    Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED
Net cash provided by operations decreased to $0.8 million for the 28 weeks ended October 12, 2001, from $4.4 million for 28 weeks ended October 13, 2000. During Fiscal 2002, drawdowns against the revolver of $0.9 million, $0.5 million in proceeds on the sale of assets and the use of $1.4 million of cash on hand at the beginning of the fiscal year were used for capital improvements to existing Learning Centers totaling $2.5 million, funding of reimbursable construction costs totaling $0.9 million and repayments on long-term debt of $0.6 million.

The Company decided during Fiscal 2001 to implement a new Learning Center-based management information system in order to provide the Learning Centers with the latest and most efficient technology. The new plan will require approximately $1.0 million in expenditures related to hardware purchases, Internet access for each Learning Center, training costs for all directors and other key personnel on the new system and travel and lodging costs. Implementation of the new system began in May 2001 and will be completed in December 2001, with approximately 400 employees attending a three-day training session at the Company's headquarters.

In addition, during the second quarter 2002, the Company began an extensive review of its technology infrastructure. It is expected that major improvements and upgrades will be made over the next twelve months as new technology is implemented.


"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts, such as those related to anticipated cash requirements and funding sources are forward-looking statements pursuant to the safe harbor provisions of the Private/Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, ability to hire, train and retain qualified personnel, continuation of federal and state assistance programs, projected restructuring and unusual charges, pricing, competition, insurability, demand for childcare and general economic conditions. Accordingly, actual results could differ materially from those projected in such forward-looking statements.

                                     PART II
                                OTHER INFORMATION
                                    FORM 10-Q

ITEM 1.  LEGAL PROCEEDINGS

Information regarding this item is set forth in Note 7 to the Company's Notes to Consolidated Financial Statements included in Part I, Item 1 of this Report.

ITEMS 2-5 ARE NOT APPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

         (a) Index to Exhibits:

                  Exhibit
                  Number                    Description

                  10.1    Letter agreement dated July 26, 2001 between Jacobson
                           Partners, on behalf of the Registrant, and James J. Morgan

                  10.2    Employment agreement dated August 14, 2001 between
                           the Registrant and Alfred R. Novas

                  10.3    Option agreement dated August 14, 2001 between the
                           Registrant and Alfred R. Novas

                  10.4    Option agreement dated August 14, 2001 between the
                           Registrant and Alfred R. Novas

                  10.5    Option agreement dated August 14, 2001 between the
                           Registrant and Alfred R. Novas

         (b) Reports on Form 8-K:

               The Company filed a current Report on Form 8-K on August 22, 2001 announcing (i) the appointment of a new Chairman of the Board, (ii) the change in title of the former Chairman of the Board to Vice Chairman of the Board and (iii) the appointment of a new President and Chief Executive Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CHILDTIME LEARNING CENTERS, INC.
                      (REGISTRANT)

                      /s/ Leonard C. Tylka                        11/26/01
                      --------------------------------------------
                      Leonard C. Tylka
                      Chief Financial Officer and Treasurer
                      (Duly Authorized Officer and Principal Financial Officer)