Form 10-Q
period 2002-01-04
CHILDTIME LEARNING CENTERS INC
filed 2002-02-19
CIK 1003648

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended January 4, 2002

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _________________.

Commission File Number 0-27656

CHILDTIME LEARNING CENTERS, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-3261854
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

38345 West 10 Mile Road, Suite 100, Farmington Hills, Michigan 48335-2883
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (248) 476-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes No

As of February 1, 2002, there were 5,240,772 outstanding shares of Common Stock, no par value per share, of the registrant.

Part I. Financial Information
Item 1. Consolidated Financial Statements
A. Consolidated Balance Sheets
January 4, 2002 and March 30, 2001
B. Consolidated Statements of Operations
12 weeks ended January 4, 2002 and January 5, 2001
40 weeks ended January 4, 2002 and January 5, 2001
C. Consolidated Statements of Cash Flows
40 weeks ended January 4, 2002 and January 5, 2001
D. Notes To Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II. Other Information
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
Signatures
EX-4.1 Amended and Restated Credit Agreement

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	A. Consolidated Balance Sheets	3
	January 4, 2002 and March 30, 2001

	B. Consolidated Statements of Operations	4
	12 weeks ended January 4, 2002 and January 5, 2001
	40 weeks ended January 4, 2002 and January 5, 2001

	C. Consolidated Statements of Cash Flows	5
	40 weeks ended January 4, 2002 and January 5, 2001

	D. Notes to Consolidated Financial Statements	6-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES		15

Part I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In thousands, except share data)	January 4,	March 30,
	2002	2001

	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,209	$3,379
Accounts receivable, net	5,948	4,697
Reimbursable construction costs	1,841	1,065
Prepaid expenses and other current assets	2,041	2,773
Deferred income taxes	5,057	3,342

Total current assets	18,096	15,256

LAND, BUILDINGS AND EQUIPMENT:
Land	9,503	9,730
Buildings	19,107	19,161
Leasehold improvements	9,884	8,245
Vehicles, furniture and equipment	14,660	13,960

	53,154	51,096
Less: accumulated depreciation and amortization	(15,794)	(14,399)

	37,360	36,697

OTHER NONCURRENT ASSETS:
Intangible assets, net	19,640	21,079
Refundable deposits and other	1,087	1,079

	20,727	22,158

TOTAL	$76,183	$74,111

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts and drafts payable	$4,833	$5,256
Accrued wages and benefits	4,365	4,757
Revolving line of credit	3,919
Current portion of long-term debt	1,205	1,321
Restructuring accrual	1,910	2,410
Other current liabilities	6,441	4,517

Total current liabilities	22,673	18,261

LONG-TERM DEBT, net of current portion	3,463	4,224

DEFERRED RENT LIABILITY	970	1,074

DEFERRED INCOME TAXES	3,103	3,316

Total liabilities	30,209	26,875

SHAREHOLDERS’ EQUITY:
Common stock, 10,000,000 shares authorized, no par value; 5,240,772 and 5,225,772 issued and outstanding, at January 4, 2002 and March 30, 2001, respectively	31,208	30,902
Preferred stock, 1,000,000 shares authorized, no par value; no shares issued or outstanding
Retained earnings	14,766	16,334

Total shareholders’ equity	45,974	47,236

TOTAL	$76,183	$74,111

The accompanying footnotes are an integral part of the consolidated financial statements

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share data)	12 weeks ended		40 weeks ended

	January 4,	January 5,	January 4,	January 5,
	2002	2001	2002	2001
		(as restated)		(as restated)

Revenues, net	$30,979	$33,109	$109,658	$112,449

Operating expenses of Learning Centers	27,761	28,650	96,456	97,471
Provision for doubtful accounts	208	82	978	248
General and administrative expenses	2,574	1,955	8,399	6,717
Depreciation and amortization expense	1,055	1,130	3,555	3,534
Restructuring and unusual charges	169		2,449

OPERATING EARNINGS (LOSS)	(788)	1,292	(2,179)	4,479

Interest expense, net	95	220	345	732
Other income, net	—	(39)	1	(147)

EARNINGS (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(883)	1,111	(2,525)	3,894

Income tax provision (benefit)	(339)	418	(958)	1,486

NET EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(544)	693	(1,567)	2,408

Cumulative effect on prior years of changing to different revenue recognition methods (net of tax of $148)				275

NET EARNINGS (LOSS):	$(544)	$693	$(1,567)	$2,133

NET EARNINGS (LOSS) PER SHARE:

Basic and diluted earnings (loss) per share before cumulative effect of accounting change	$(0.10)	$0.13	$(0.30)	$0.48
Cumulative effect of accounting change				(0.06)

NET EARNINGS (LOSS) PER SHARE	$(0.10)	$0.13	$(0.30)	$0.42

The accompanying footnotes are an integral part of the consolidated financial statements

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)	40 Weeks Ended

	January 4,	January 5,
	2002	2001
		(as restated)

OPERATING ACTIVITIES:
Net earnings (loss)	$(1,567)	$2,133
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	3,555	3,534
Provision for doubtful accounts	978	33
Stock option compensation expense	185	298
Deferred rent liability	(137)	(53)
Deferred income taxes	(1,927)	(240)
Changes in operating assets and liabilities:
Accounts receivable	(2,229)	(920)
Prepaid expenses and other current assets	732	153
Restructuring accrual	(500)
Accounts payable	(497)	1,056
Accruals and other current liabilities	1,649	(299)

Net cash provided by operating activities	242	5,695

INVESTING ACTIVITIES:
Capital spending	(3,377)	(3,036)
Expenditures for reimbursable construction costs	(1,005)	(5,451)
Acquisition of intangible assets		(1,940)
Proceeds from sales of land, buildings and equipment	514	626
Payments for refundable deposits and other assets	(10)	(161)

Net cash used in investing activities	(3,878)	(9,962)

FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	3,919	1,400
Repayments under long-term debt	(877)	(1,628)
Changes in drafts payable	74	(1,021)
Repayments of reimbursable construction	229	2,755
Issuance of common shares	121	2,500

Net cash provided by financing activities	3,466	4,006

Net decrease in cash and cash equivalents	(170)	(261)
Cash and cash equivalents, beginning of year	3,379	2,704

Cash and cash equivalents, end of period	$3,209	$2,443

The accompanying footnotes are an integral part of the consolidated financial statements

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Note 1 – Description of Business

Childtime Learning Centers, Inc. and subsidiaries (“Childtime” or the “Company”) began operations in 1967, and operates for-profit childcare Learning Centers in 23 states and the District of Columbia. As of January 4, 2002, Childtime operated 287 Learning Centers with a licensed capacity for nearly 40,000 children.

Note 2 – Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Childtime Learning Centers, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and, accordingly, include all adjustments which, in the opinion of management, are necessary for a fair presentation of the periods represented to fairly state the Company’s financial condition, results of operations and its cash flows, for the interim periods presented.

These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the 52 weeks ended March 30, 2001. The results for the 12 weeks and 40 weeks ended January 4, 2002, are not necessarily indicative of results for the entire year.

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

REVENUE RECOGNITION

Effective April 1, 2000, the Company changed its method of recognizing registration and material fees in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition. Previously, all registration and material fees had been recorded when received. Under the accounting method adopted retroactive to April 1, 2000, the Company now recognizes registration and material fees over the typical school year of September through August. The cumulative effect of the change on prior years resulted in a charge of ($0.3) million to Net Earnings that was recognized during the first quarter in Fiscal 2001. Prior period Consolidated Statements of Earnings and Cash Flows have been restated to reflect this adoption.

FISCAL YEAR

The Company utilizes a 52-53 week fiscal year ending on the Friday closest to March 31. For Fiscal 2001 and 2002, the first quarter contained 16 weeks, and the fiscal years contain 52 weeks.

RECLASSIFICATIONS

Certain 2001 amounts have been reclassified to conform to the 2002 presentation. In that regard, marketing expenses directly attributable to center operations are now classified as Operating expenses of Learning Centers.

Note 3 – Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts. At January 4, 2002, and March 30, 2001, the allowance for doubtful accounts was $1.1 million and $0.4 million, respectively.

The Company implemented a new center based management information system during Fiscal 2002 that provides management with significantly more information on its receivables, particularly subsidized accounts. As a result of this information, coupled with the current recessionary environment, the Company recorded a provision for bad debts and allowances during the 40 weeks ended January 4, 2002 of $1.4 million. Of this amount, $1.0 million was recorded as a provision for doubtful accounts and $0.4 million was recorded as a reduction in revenues.

Note 4 – Reimbursable Construction Costs

In connection with certain build-to-suit centers to be leased, the Company enters into arrangements, whereby the Company accumulates costs during the construction process and is then reimbursed by the developer. The Company has various legal remedies available pursuant to the construction agreements to minimize the risk of nonreimbursement. For the 40 weeks ended January 4, 2002, and the year ended March 30, 2001, the Company financed construction costs of $1.0 million and $7.0 million, respectively, while related repayments received under reimbursement agreements were $0.2 million and $7.2 million, respectively.

Note 5 – Drafts Payable

Drafts payable represent unfunded checks drawn on zero balance accounts that have not been presented for funding to the Company’s banks. The drafts are funded, without finance charges, as soon as they are presented. At January 4, 2002, and March 30, 2001, the aggregate drafts payable are $2.9 million and $2.8 million, respectively.

Note 6 – Financing Arrangements

At January 4, 2002, the Company’s unsecured revolving line of credit provided for borrowings up to $10.0 million, with interest payable at a variable rate, at the Company’s option, based on either the prime rate (4.75% at January 4, 2002) or the Eurodollar rate. There were outstanding borrowings of $3.9 million at January 4, 2002, and no outstanding borrowings at March 30, 2001.

On January 31, 2002, the Company amended and restated its revolving line of credit agreement and entered into a $17.5 million revolving line of credit agreement with its existing lender. The credit agreement will mature on September 30, 2004, and is secured by the Company’s receivables, equipment and certain real estate.

Note 7 – Contingencies

The Company was a defendant in a personal injury lawsuit. During the 12 weeks ended January 4, 2002, the Company settled the case and the entire amount of the settlement was covered under the Company’s insurance policy. In addition to the above matter, there are various legal actions and other claims pending or that could be asserted against the Company. Litigation is subject to many uncertainties; the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company.

Note 8 – Option Grants For Consulting Services

During Fiscal 2001, options previously granted to the Company’s former CEO were extended and the executive was also granted an additional 50,000 options with an exercise price of $11.00 and an expiration date in September, 2006. As a result of these stock option grants and modifications, the Company has recorded additional compensation expense of $0.2 million for the 40 weeks ended January 4, 2002. The Company will continue to record additional compensation expense during the vesting period of the options granted in September 2001.

The interim Chief Financial Officer, Leonard Tylka, was granted 10,000 options in March 2001. The options have a $7.98 exercise price, vest evenly over three years and expire in March 2007. In September 2001, Mr. Tylka was granted an additional 20,000 options. These options have an $11.00 exercise price, vest after one year and expire in September 2006. As a result of these stock option grants, the Company has recorded additional compensation expense of less than $0.1 million for the 40 weeks ended January 4, 2002. The Company will record additional compensation expense during the vesting period of these options.

In July 2000, the Company retained Jacobson Partners, of which Benjamin R. Jacobson, a director of the Company, is the managing general partner, to provide management and financial consulting services. As part of the consideration to be paid to, and to add further incentive for such services, Jacobson Partners was granted stock options to purchase 557,275 shares, of which 294,117 shares were exercised at $8.50 per share in July 2000. The remaining options are exercisable not later than July 2002 at $9.50 per share. Additionally, Jacobson Partners receives an annual fee in the amount of $0.3 million, plus reimbursement of reasonable out-of-pocket expenses. As a result of these stock option grants, the Company recorded additional compensation expense of $0.3 million for the 40 weeks ended January 5, 2001. For the 40 weeks ended January 4, 2002, and January 5, 2001, the Company has recorded approximately $0.2 million in consulting fees during each respective period.

Note 9 – Income Taxes

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Note 10 – Restructuring and Unusual Charges

During the fourth quarter of Fiscal 2001, the Company instituted a restructuring program that resulted in a charge of $4.0 million and established a restructuring reserve of $2.4 million. In this regard, the Company closed all ten of its Oxford Learning Centers and identified 19 underperforming centers to be closed in Fiscal 2002. As of January 4, 2002, all but one of the 19 underperforming centers has been closed. During the 40 weeks ended January 4, 2002, these 19 centers generated revenues of $1.1 million and incurred operating losses of $0.3 million as compared to revenues of $4.7 million and operating losses of $0.4 million during the 40 weeks ended January 5, 2001. Additionally, Oxford Learning Centers generated revenues of $0.4 million and operating losses totaling $0.7 million for the 40 weeks ended January 5, 2001. A summary of the restructuring reserve is as follows (in thousands):

	Restructuring Reserve Analysis

				Ending
	Beginning accrual	Accrual	Cash	accrual
	March 30, 2001	adjustments	payments	January 4, 2002

Lease termination costs	$1,958	$1,053	$(1,251)	$1,760
Severance costs	452	60	(362)	150

Total	$2,410	$1,113	$(1,613)	$1,910

The Company is contingently liable for approximately $1.0 million for subleases negotiated in connection with the above noted restructuring lease terminations.

During the 12 weeks and 40 weeks ended January 4, 2002, the Company accrued $0.2 and $2.4 million, respectively, as Restructuring and Unusual Charges. The charges pertain to estimated noncapital environmental remediation costs based upon an evaluation of currently available facts with respect to each individual center, estimated lease termination costs and additional severance accrual for separated employees. The remediation costs are expected to be incurred over the ensuing 12 months.

Note 11 – Supplemental Cash Flow Information

In connection with the acquisition of certain centers, the Company incurred seller-financed debt of $1.7 million during the 40 weeks ended January 5, 2001. The Company has not incurred any seller-financed debt during the current fiscal year.

Note 12 – Earnings (Loss) Per Share

For the 12 and 40 weeks ended January 4, 2002, and January 5, 2001, basic earnings (loss) per share has been calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share has been calculated by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period and the assumed conversion of all potentially dilutive stock options. There were no dilutive stock options outstanding during the 40 weeks ended January 4, 2002 and January 5, 2001. The number of the weighted average basic and diluted shares outstanding for each period is as follows (in thousands):

	12 weeks ended		40 weeks ended

	January 4, 2002	January 5, 2001	January 4, 2002	January 5, 2001

Basic/Diluted shares (weighted average)	5,241	5,226	5,232	5,065

Note 13 – New Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included herein.

General

The information presented herein refers to the 12 weeks (“third quarter 2002”) and the 40 weeks (“year to date 2002”) ended January 4, 2002, compared to the 12 weeks (“third quarter 2001”) and the 40 weeks (“year to date 2001”) ended January 5, 2001.

The results of Learning Centers opened, acquired or closed are included in the Company’s consolidated financial statements from the date of opening or acquisition and through the date of closure, as applicable. The timing of such new openings, acquisitions or closures could influence comparisons of year over year results.

During the third quarter 2002, the Company closed two Learning Centers. This compares to the addition of one Learning Center and the closing of two Learning Centers during the third quarter 2001. During year to date 2002, the Company added four Learning Centers and closed 20. The closings were part of the senior management team’s restructuring program to close underperforming centers in order to reduce negative cash flowing centers. As of January 4, 2002, the Company operated 287 Learning Centers, as compared to 306 at January 5, 2001.

Results of Operations

Third quarter 2002 revenues decreased to $31.0 million from $33.1 million for the third quarter 2001, a 6.4% decrease. Of this decrease, $1.8 million was attributable to the loss of revenue from Learning Centers closed subsequent to the third quarter 2001. These decreases were partially offset by revenue increases of $0.6 million from Learning Centers opened subsequent to the third quarter 2001. Year to date 2002 revenues decreased to $109.7 million from $112.4 million for year to date 2001, a 2.5% decrease. The loss of revenue from the above mentioned closed Learning Centers of $6.6 million and a decrease in utilization percentage were primarily responsible for the decrease. However, these decreases were partially offset by increases from Learning Centers opened during Fiscal 2001 and Fiscal 2002 totaling $3.9 million and an increase in tuition prices.

Comparable center revenues (centers operating during all of year to date 2002 and year to date 2001) decreased $1.2 million or 4.3% for the third quarter 2002. Year to date comparable center revenues also decreased $0.9 million, or 0.9%. The third quarter 2002 and year to date decreases were primarily due to a decline in capacity utilization percentage. The year to date 2002 decrease, however, was partially offset by tuition increases.

Third quarter 2002 operating expenses of Learning Centers (“Operating Expenses”) decreased $0.9 million from the third quarter 2001. Operating Expenses as a percentage of revenues, however, increased to 89.6% for the third quarter 2002, from 86.5% for the third quarter 2001. Included in the third quarter 2001 were $2.0 million of Operating Expenses associated with centers that were closed subsequent to the third quarter of 2001. Adjusting for these closed centers, Operating Expenses actually increased by $1.1 million in the third quarter 2002 compared with the prior year quarter. This $1.1 million increase was due to an increase of

$0.7 million in other operating expenses, primarily center supplies, food, transportation, janitorial and maintenance, and an increase in occupancy expenses of $0.3 million.

Year to date 2002 Operating Expenses of $96.5 million decreased $1.1 million from the prior year. Included in year to date 2002 and year to date 2001 were $1.3 million and $7.2 million of Operating Expenses, respectively, applicable to centers that were closed subsequent to the third quarter of 2001. Year to date Operating Expenses as a percentage of revenues increased from 86.7% for Fiscal 2001, to 88.0% for Fiscal 2002. Adjusting both years by the closed centers’ Operating Expenses results in a current year increase of $4.9 million. This increase was due to a $1.8 million increase in personnel costs, a $1.6 million increase in occupancy costs and a $1.5 million increase in the above mentioned other operating expenses.

The Company implemented a new center based management information system during Fiscal 2002 that provides management with significantly more information on its receivables, particularly subsidized accounts. As a result of this information, coupled with the current recessionary environment, the Company recorded a provision for bad debts and allowances during the 40 weeks ended January 4, 2002 of $1.4 million. Of this amount, $1.0 million was recorded as a provision for doubtful accounts and $0.4 million was recorded as a reduction in revenues.

General and administrative expenses increased $0.6 million to $2.6 million for the third quarter 2002 from $2.0 million for the third quarter 2001. Of this increase, $0.3 million was due to costs associated with establishing four new regional offices during first quarter 2002, and $0.1 million represented travel, lodging and training costs applicable to the implementation of the new center level management information software system.

Year to date 2002 general and administrative expenses increased $1.7 million to $8.4 million over year to date 2001. This increase was primarily attributable to $0.7 million associated with opening four new regional offices in Fiscal 2002, $0.2 million relating to travel, lodging and training costs applicable to the implementation of the new center level management information software system, $0.2 million in higher legal, audit and professional fees and $0.3 million in higher consulting fees.

In conjunction with certain restructuring activities implemented at the end of Fiscal 2001, the Company recorded restructuring charges during the 12 and 40 weeks of $0.2 million and $1.1 million respectively. These additional charges related to severance, recruiting and lease termination costs. Furthermore, during the 40 weeks ended January 4, 2002 the Company accrued $1.3 million in estimated noncapital environmental remediation costs based upon an evaluation of currently available facts with respect to each individual Learning Center. These charges have been recorded as Unusual Charges.

As a result of the foregoing changes, operating losses of ($0.8) million for the third quarter 2002 compares to operating earnings of $1.3 million for the third quarter 2001. Year to date operating losses of ($2.2) million for Fiscal 2002 compares to operating earnings of $4.5 million for Fiscal 2001.

Interest expense decreased to $0.1 million in the third quarter 2002 from $0.2 million for the third quarter 2001. Year to date interest expense also decreased to $0.3 million for Fiscal 2002 from $0.7 million for Fiscal 2001. These decreases are a result of having minimal borrowings against the Company’s outstanding line of credit during Fiscal 2002 and a reduction in the prime rate, which is the rate used on the revolving line of credit.

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

As a result of the foregoing changes, net earnings (loss) decreased to a net loss of ($0.5) million for the third quarter 2002 from $0.7 million in net earnings for the third quarter 2001. For year to date 2002, the Company posted a net loss of ($1.6) million, compared to net earnings of $2.1 million for year to date 2001.

Liquidity and Capital Resources

The Company’s primary cash requirements currently consist of its maintenance of existing Learning Centers, funding lease termination costs in conjunction with its fourth quarter Fiscal 2001 restructuring program and repayment of debt. The Company believes that cash flow from operations, together with amounts available under a new $17.5 million revolving line of credit facility entered into on January 31, 2002 (see Note 6 to the Company’s Notes to Consolidated Financial Statements), will be sufficient to satisfy the Company’s anticipated cash requirements on both a long-term and short-term basis. Outstanding letters of credit reduced the availability under the line of credit in the amount of $2.2 million at January 4, 2002 and $2.5 million at March 30, 2001. Under this agreement, the Company is required to maintain certain financial ratios and other financial conditions, the most restrictive of which requires the Company to maintain certain debt-to-equity ratios, a minimum fixed charge coverage and a minimum amount of tangible net worth. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets, transactions with affiliates. The credit facility is secured by substantially all the Company’s non real estate assets, including receivables and equipment, and will be further secured by 15-20 of the Company’s existing 53 owned centers.

Due to the impact of the Company’s increased rental expense, the primary lender approved the appropriate waiver to the “Fixed Charge Coverage Ratio” covenant of the February 1, 1996 credit agreement. This waiver, made after the third quarter 2002 close, was effective January 4, 2002, concurrent with the end of the quarter. The waiver is no longer required as a result of the company’s new credit agreement entered into on January 31, 2002 (see Note 6 to the Company’s Notes to Consolidated Financial Statements).

Net cash provided by operations decreased to $0.2 million for the 40 weeks ended January 4, 2002, from $5.7 million for 40 weeks ended January 5, 2001. During Fiscal 2002, borrowings on the revolver of $3.9 million, $0.5 million in proceeds on the sale of assets and cash on hand were used for capital improvements to existing Learning Centers totaling $3.3 million, net funding of reimbursable construction costs totaling $0.8 million and repayments on long-term debt of $0.9 million.

The Company decided during Fiscal 2001 to implement a new Learning Center-based management information system in order to provide the Learning Centers with the latest and most efficient technology. The new plan required approximately $1.0 million in expenditures related to hardware purchases, Internet access for each Learning Center, training costs for all directors and other key personnel on the new system and travel and lodging costs. Implementation of the new system began in May 2001 and was completed in December 2001, with approximately 400 employees attending a three-day training session at the Company’s headquarters.

On February 1, 2002, the Company announced the signing of a letter of intent with regard to its proposed acquisition of Tutor Time Learning Systems, Inc. (“Tutor Time”) by the Company. Privately held Tutor Time is the largest childcare franchisor in the world, operating 235 centers in 25 states and four countries. It owns and operates approximately 40% of its learning centers, which accounts for approximately $73 million in annual revenues and a licensed capacity of close to 19,000 children. Including its franchised centers, Tutor Time has total systemwide revenues of approximately $175 million and a licensed capacity of nearly 45,000 children. Consummation of the proposed transaction is subject to a number of conditions, including satisfactory completion of the parties’ respective due diligence reviews, execution of a definitive agreement and the approval of Tutor Time’s shareholders.

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

PART 2: OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding this item is set forth in Note 7 to the Company’s Notes to Consolidated Financial Statements included in Part I, Item 1 of this Report.

Items 2-5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Index to Exhibits:

Exhibit
Number	Description

4.1	Amended and Restated Credit Agreement dated as of January 31, 2002 between Childtime Childcare, Inc. and Bank One, Michigan.

     (b)  Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on February 6, 2002, announcing the signing of a letter of intent by the Company and Tutor Time Learning Systems, Inc. with regard to the proposed acquisition of Tutor Time by the Company.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHILDTIME LEARNING CENTERS, INC.
(REGISTRANT)

________________________2/19/02
Leonard C. Tylka
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

Index to Exhibits

Exhibit
Number	Description

4.1	Amended and Restated Credit Agreement dated as of January 31, 2002 between Childtime Childcare, Inc. and Bank One, Michigan.