Form 10-K
period 2002-03-29
CHILDTIME LEARNING CENTERS INC
filed 2002-06-27
CIK 1003648

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 29, 2002

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 0-27656

CHILDTIME LEARNING CENTERS, INC.

(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3261854 (I.R.S. Employer Identification No.)

38345 West 10 Mile Road, Suite 100, Farmington Hills, Michigan 48335

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 476-3200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, No Par Value

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X IN BALLOT BOX] No [EMPTY BALLOT BOX]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [EMPTY BALLOT BOX]

     The aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 15, 2002, computed by reference to the last sale price for such stock on that date as reported on the Nasdaq National Market System, was approximately $5,227,304.

     At June 15, 2002, the number of shares outstanding of the registrant’s Common Stock, without par value, was 5,225,772.

     Portions of the registrant’s Proxy Statement for its 2002 Annual Meeting of Shareholders have been incorporated by reference in Part III of this Annual Report on Form 10-K.

PART II
PART III
PART IV
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Report of Independent Accountants
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF OPERATIONS
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quarterly Data
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
INDEX TO EXHIBITS
First Amendment to Amended & Restaed Credit Agrmnt
Option Agreement
Option Agreement
Consulting Agreement
Employment Agreement
Employment Severance Agreement
Fee Agreement
List of Subsidiaries
Consent of PricewaterhouseCoopers, LLP

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

      Statements included herein which are not historical facts are forward-looking statements pursuant to the safe harbor provisions of the Private/ Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, continuation of federal and state assistance programs, demand for child care, general economic conditions as well as pricing, competition and insurability. Childtime Learning Centers, Inc. cautions that actual results could differ materially from those projected forward-looking statements.

Item 1. Business

General

      Childtime Learning Centers, Inc. conducts business through its wholly owned subsidiary Childtime Childcare, Inc. and its wholly owned subsidiaries, Childtime Childcare — Michigan, Inc., and Childtime Childcare — PMC, Inc. (together referred to as the “Company”). All significant intercompany transactions have been eliminated.

      The Company provides for-profit child care through 286 child care centers as of March 29, 2002, located in 23 states and the District of Columbia. Center-based child care and preschool educational services are provided five days a week throughout the year to children between the ages of six weeks and twelve years. At March 29, 2002, the Company had over 26,000 children enrolled (full and part-time) nationwide. Substantially all of the Company’s child care centers are operated under the “Childtime Children’s Centers” name. The Company’s centers are primarily located on free-standing sites in suburban residential areas with substantial preschool populations. Included among the Company’s 286 child care centers at March 29, 2002, were 42 “at-work” sites providing child care for working parents at various business enterprises, office complexes, shopping centers and hospitals.

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

      The Company utilizes a 52 to 53 week fiscal year (generally comprised of 13 four-week periods), ending on the Friday closest to March 31. The fiscal years ended March 29, 2002, March 30, 2001 and March 31, 2000 all contained 52 weeks. The first quarter for fiscal 2002, 2001 and 2000 contained 16 weeks, while the remaining quarters contained 12 weeks.

Recent Developments

      During fiscal 2002, the Company held various discussions and conversations to acquire the assets of Tutor Time Learning Systems, Inc. In February 2002, the discussions resulted in the Company entering into a letter of intent to acquire substantially all of the assets and liabilities of Tutor Time. At that time, the Tutor Time system consisted of 235 child care centers located in 25 states and three countries, with an approximate licensed capacity of 45,000 students. Of the childcare centers in the Tutor Time system, approximately 90 centers were owned by Tutor Time, with the remaining centers being franchised by Tutor Time to third parties.

      On March 21, 2002, the Company terminated its proposed acquisition of Tutor Time. Tutor Time subsequently filed for bankruptcy protection on May 11, 2002. Pursuant to procedures approved by the U.S. Bankruptcy Court for the Southern District of Florida, on June 18, 2002, the Company submitted a bid to purchase the assets of Tutor Time for an aggregate purchase price of $22,000,000 plus the assumption of specified liabilities. The Company’s bid, together with any other bid that may be submitted, will be subject to a hearing, and possibly an auction, currently scheduled for June 27, 2002. At this time, the Company has no assurance that its bid will be the successful bid.

Business Strategy

      The Company’s business strategy is to (i) provide a greater focus on enhancing profitability of existing centers through various programs; (ii) continue to invest in its centers to maintain and improve quality; (iii) emphasize its sales and marketing programs aimed at increasing new enrollments and promoting customer loyalty; (iv) offer programs to better utilize its centers on a year-round basis; (v) provide regional finance and training managers as additional support staff to center directors, in an effort to improve center performance; and (vi) continue to improve the quality of its staff through recruitment, training and incentive programs.

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

Center Entrepreneurship. Within a framework of centralized financial and quality controls, each center director is empowered to customize the center’s programs, and other features to adapt to local market requirements. Each director is also involved in the budgeting and financial planning process with regard to his or her center. The Company believes that its center directors are given more autonomy than are directors of other child care centers enabling them to better market their center while meeting the child care objectives of local customers. The Company trains its center directors to fulfill these additional responsibilities through a series of internally and externally prepared training programs designed to enhance interpersonal and business skills, basic financial concepts and marketing. Center directors are compensated, in part, through an incentive program based on the performance of the center under their supervision.

Growth Strategy. In prior years the Company has historically added approximately 30 to 40 centers per year. In fiscal 2001, however, that number was significantly reduced. In fiscal 2002, the Company acquired or opened only four centers while closing 22 centers, reflecting the Company’s continued strategy of improving the operations of its existing centers, rather than aggressively pursuing the acquisition of additional centers. The Company will, however, consider a major acquisition of an existing childcare operation that competes in a different market niche. (See “Growth Strategy” below) Following this strategy, the Company is pursuing the acquisition of Tutor Time Learning Systems, Inc. (See “Recent Developments” above.)

Growth Strategy

      The Company has expanded its business in prior years through a number of acquisitions and build-to-suit centers. The following table sets forth the number of child care centers acquired or otherwise opened, as well as closed, during the periods indicated.

	Fiscal Year Ended

	March 29,	March 30,	March 31,
	2002	2001	2000

Number of centers:
Beginning of period	304	293	270
Additions during period:
Acquisitions and other	1	10	34
New builds and new leases	3	8	4

Total additions	4	18	38
Closings during period	(22)	(7)	(15)

End of period	286	304	293

      In making its previous expansion decisions, the Company strove to add units in its existing markets in order to increase market concentration and to leverage administrative and advertising expenses. Entry into new markets was also considered, but only if these markets could eventually support a minimum of 10 centers. As the result of a change in strategy, the Company is now focused on improving the performance of existing centers before it continues to add units to its existing operations. Accordingly, during fiscal 2002 and 2001, the Company significantly reduced the amount of acquisitions as compared to previous fiscal years. For fiscal 2003, the outlook is again similar. The Company continuously reviews its existing center portfolio in an effort to ensure the centers meet its minimum standards. Centers become candidates for closure when they fail to meet certain demographic or financial criteria. As a result, the Company decided to close 22 centers during fiscal 2002, 18 of which were included in its restructuring plan initiated at the end of fiscal 2001. In addition, the Company continually reviews the operations of its remaining centers to determine if additional centers will be closed during fiscal 2003.

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

      The Company will also consider a major acquisition of an existing childcare operation that operates in a different market niche. (See “Recent Developments” above.)

Educational Programs

      The Company’s educational programs stress the process of learning and discovery. The staff is trained to support children in their active explorations and to help them to become self-confident, independent and inquisitive learners. The Company believes in fostering all aspects of a child’s development: social, emotional, physical and intellectual. The two primary means of meeting this goal are the use in each center of a nationally recognized educational curriculum developed by independent educators and the center’s ongoing dialogue with parents in providing a learning environment for their children whom meets or exceeds their expectations as customers.

      In each center, the Company utilizes The Creative Curriculum®For Early Childhood, a nationally recognized educational curriculum published by Teaching Strategies, Inc. and written by Diane Trister Dodge (a member of the Governing Board of the National Association for the Education of Young Children from 1990 to 1994) and Laura J. Colker. The Company believes that using a curriculum prepared by independent educators, knowledgeable in the education of young children, enables them to take advantage of professional expertise that is otherwise not available to themselves or other child care center operators. In addition, an externally developed curriculum typically emphasizes educational objectives over cost and other financial objectives. The Company trains its center directors and other caregivers to utilize The Creative Curriculum®.

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

     Five Year Old or Kindergartner (5 – 6 years)

Classroom organization, materials and activities support the five year-old’s increased ability to understand written symbols (letters, numbers and some words) and create an interest in writing. Educational interest centers continue to provide opportunities for hands-on exploration to sharpen observation skills, explore cause and effect, share and play cooperatively with others, plan and carry out a task and engage in independent or group play for an extended period of time. Materials are provided to encourage representation, symbolic play and to practice drawing and writing. Activities are planned to help children learn to follow directions, recall and sequence events, understand measurement, recognize how materials can change, think creatively to solve problems, improve their coordination skills and use their bodies in challenging outdoor play tasks. Centers which offer a kindergarten program for transitioning children into first grade follow the local school district’s specific goals and assessment requirements.

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

Products and Services

      General. Subsequent to the end of fiscal 2002, the Company reorganized its operations into one division with the overall operations headed by a Vice President of Operations. The Vice President oversees four regions, with each region comprised of a regional operations manager, regional finance manager and regional training manager. Regional offices are located in Baltimore, Maryland; Cleveland, Ohio; Dallas, Texas and Escondido, California. Reporting to the regional operations manager are 5 to 6 area managers, with each area manager responsible for 10 to 16 centers depending upon geographic dispersion of the centers. Each region comprises approximately 75 centers. Each individual center has a dedicated center director and a staff ranging from 15 to 30 persons. The centers operate year round, five days per week, generally opening at 6:30 a.m. and remaining open until 6:30 p.m. A child may be enrolled in any of a variety of program schedules, from a full-time, five-day-per-week plan to as little as two or three half-days a week. A child attending full-time typically spends approximately 9 hours a day, five days per week, at a center.

      The Company’s current weekly tuition for full-day service typically ranges from $74 to $265 depending on the location of the center and the age of the child. Tuition is generally paid, in advance, on a weekly basis. In addition, parents currently pay an annual registration fee ranging from $25 to $80. The Company generally reviews its tuition rates at least once each year to determine whether rates at a particular center should be changed in light of that center’s competitive environment and financial results.

      Center Operations. Each center is managed by a director who is supervised by an area manager. The Company places a great deal of emphasis on the recruitment, selection and ongoing training of center directors. Center directors are hired by their respective area manager from a pool of candidates who have undergone an initial psychological profile screen, reference check, and criminal background check. All center directors are required by state regulations to have some minimum level of training, which is typically in the form of credit hours from a state approved training agency or an accredited educational institution. The Company prefers that potential directors have a bachelor’s degree in early childhood education, child development or a health related field plus a minimum of two years experience in licensed child care. Many directors are recruited from within the Company and have served as caregivers or assistant directors in one of the Company’s centers. A center director has overall responsibility for the operations of a center including: ensuring that the center is operated in accordance with Company and state licensing standards and operating procedures; providing an educational, caring and safe environment for children and their parents; marketing the Company to parents and otherwise promoting the positive image of the Company in the community. The center directors receive a salary and bonus tied to the financial and operating performance of their center. Each center director is also responsible for hiring his or her staff, including caregivers.

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

      Area Supervision. An area manager hires the director of each of his or her centers and is supervised by a regional manager. Area managers also work very closely with other corporate staff members, such as the Vice President — Human Resources, Director of Real Estate, Vice President — Marketing, Corporate Controller or Director of Legal Affairs, on such issues as center acquisition and marketing, personnel actions and financial planning. Additional duties of area managers are to facilitate communications between center directors and the corporate office, as well as among center directors, and to monitor cost control and revenue generation efforts and licensing compliance. Area managers typically spend 80% of their work time in the centers they supervise. Area managers receive a salary and bonus tied to the financial and operating performance of the centers under their supervision.

      Training. The Company believes that the skills and expertise of the director and staff at each center are among the most significant factors for parents selecting center-based child care programs. In order to enhance the quality of the staff at each center, the Company provides both externally and internally developed training programs for its personnel. It has developed training materials and manuals for its staff and conducts seminars for its area managers and directors on such subjects as interpersonal and business skills, basic financial concepts and marketing. All management personnel (including area managers, center directors and assistant directors) participate in periodic training programs or meetings and must comply with applicable state and local licensing regulations. Center staff is required to participate in orientation and training sessions. The Company is organized for its operations into four regional areas, each of which has an on-site regional training manager to assist in the development and implementation of its training programs. These training programs are designed to prepare and enhance the skills of its caregivers to meet the Company’s internal standards and applicable state licensing requirements. Effective in fiscal 2002, all new center directors attend a one-week training course held at their respective region office within four weeks of their hire date.

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

      Financial Planning; Budgeting and Cost Control. The Company has implemented a program of financial planning and cost control which seeks to maximize operational profit without sacrificing quality child care. This goal is accomplished by actively engaging the area manager and center director in the formulation and implementation of the budget for each center. During the budgeting process, key budget metrics are initially developed at the center level, with center directors taking an active role in developing and submitting the budget for their respective centers through their area manager and on to the Company’s corporate management for approval. The Company’s operations are organized into four regional areas, each of which includes an on-site regional finance manager. The regional finance manager is responsible for assisting the director and area manager in the budgeting process along with other financial functions. Directors are then responsible for implementing the approved budget and become primarily responsible for the financial performance of the center. In order to encourage profitable performance, the Company has implemented a financial incentive program for meeting or exceeding pre-approved budget goals.

      Facilities. Most of the Company’s centers are freestanding structures owned or leased by the Company. The Company utilizes prototype buildings designed specifically for each state emphasizing energy efficiencies, lower maintenance costs and enhanced appearance. Depending on the state, these prototype designs contain between 7,900 to 9,000 square feet in a one story, air-conditioned building. The interiors primarily consist of closed classrooms bordering a central hallway. Such a design accommodates the desire to allow children the freedom to explore their environment as well as the staff’s need to be able to monitor activities in the classroom. The Company’s centers contain classrooms, recreational areas, a kitchen and bathroom facilities and are typically designed to accommodate the grouping of children by age or development. Room materials are chosen for their educational value, quality and versatility. The infant/young toddler room features separate, sanitary diaper changing areas. Each facility has a playground designed to accommodate the full range of children attending the center, including an area specifically for toddlers. The playground is fenced in for security and organized to provide adequate supervision for every age group. Each center is equipped with a variety of audio-visual aids, educational supplies, games, toys, indoor and outdoor play equipment. In addition, most of the centers are equipped with personal computers and software designed for preschool and school age children. Virtually all of the centers are also equipped with Company-owned or leased vehicles for the transportation of children to and from elementary schools and for field trips. Van drivers carry cell phones in the event of a break down while on the road.

      The aggregate licensed capacity of the Company’s centers (not including those under management contracts) at March 29, 2002 was 36,044 children (or an average of 130 children per center). The capacity variance differs from state to state because of various licensing requirements.

      At-Work Sites. In addition to operating residential child care centers, the Company also managed, at March 29, 2002, 42 child care centers in at-work locations, making it one of the largest providers of at-work child care services. Many of these centers, including those for Schering Plough (a division of the Schering Corporation), Blue Cross Blue Shield of Mississippi and Henry Ford Health Systems, are located on or near the premises of a specific employer and involve varying degrees of involvement from the employer, such as ownership of the premises, minimum enrollment guarantees, the assumption of financial responsibility for the ongoing operations of the center, other management arrangements, or any combination of the above. Other at-work centers are located in office complexes or shopping centers. Historically, public agencies and hospitals have been the principal employers providing or otherwise arranging for child care services for their employees. A number of private sector employers have begun to offer this benefit, as they recognize that reduction of employee absenteeism due to a lack of reliable and available child care can significantly offset the cost to employers of offering such benefits.

Marketing

      The Company believes that the quality of a center’s director, staff, center location, and consistent localized advertising and marketing are the key components to a successful center. The Company relies heavily on recommendations from current customers as a source of new enrollments. To encourage recommendations, the Company offers a referral bonus to parents and employees of the Company who successfully recommend the Company to others. In addition, the Company advertises through a variety of database direct marketing programs which target parents within a specified radius of each center. The advertising budget is largely spent in the summer months in anticipation of the back-to-school enrollment in new centers. The Company also advertises through direct mail distribution of promotional material in residential areas surrounding a center and through listings in the Yellow Pages and maintains an internet web site. The Company will continue to promote its safe, secure facilities along with its respected curriculum and qualified staff through direct marketing campaigns timed around peak enrollment periods or to support specified programs.

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

      In July and August of each year (the last month of the Company’s first fiscal quarter and the first month of the Company’s second fiscal quarter), the Company has historically experienced an enrollment decline. To offset this decline, the Company has successfully implemented and marketed a summer camp program with a new theme and focus each year. As a result of such programming and the timing of the quarters, average weekly revenues by quarter during fiscal 2002 and 2001 were very consistent and not as adversely impacted by the normal summer enrollment decline. In addition, new enrollments are generally highest in September and January; accordingly, August and December are traditionally the best months to open new centers. However, with the exception of spring, the Company has demonstrated an ability to successfully open centers throughout the year because of enhanced pre-opening marketing efforts. Total enrollments (and, accordingly, the Company’s results) are typically the strongest in the fourth quarter (which include the months of January, February and March).

Competition

      The child care and preschool education industry is highly fragmented and competitive and has historically been dominated by small, local nursery schools and child care centers. The Company’s competition consists principally of local nursery schools and child care centers (some of which are non-profit, including church-affiliated centers), providers of services that operate out of homes and other proprietary multi-unit child care center providers some of which are larger and may have substantially greater financial resources than the Company. The largest providers of for-profit child care and preschool education are KinderCare Learning Centers, Inc. and La Petite Academy, Inc. The Company believes it is able to compete favorably with these providers by offering a high quality level of child care services. This is especially true in competing against local nursery schools, child care centers and in-home providers where the Company is often at a price disadvantage, because these providers generally charge less for their services than the Company charges. Many church-affiliated and other non-profit child care centers have lower rental costs, if any, than the Company and may receive donations or other funding to cover operating expenses. Consequently, operators of such centers often charge tuition rates that are less than the Company’s rates. In addition, fees for home-based care are normally lower than fees for center-based care because providers of home care are not always required to satisfy the same health, safety, insurance or operational regulations as the Company’s centers. The Company competes by hiring and training quality center directors and by offering professionally-planned educational and recreational programs, modern, well-equipped facilities, and trained staff and supervisory personnel. In addition, the Company also provides a range of services, including infant and toddler care, drop in service, and the transportation between the Company’s child care centers and schools of older children enrolled in the Company’s before and after school program.

Personnel

      As of March 29, 2002, the Company employed more than 5,500 persons (including part-time and substitute caregivers), of whom 49 are employed at corporate headquarters, 16 are employed at the 4 regional offices and 22 are employed as area managers. The remainder are employed at the Company’s child care centers. Center employees include center directors, assistant directors, full-time and part-time teachers, caregivers, substitute caregivers, aides and other staff, including cooks and van drivers. All center directors, regional managers, area managers and most corporate supervisory personnel are salaried; all other employees are paid on an hourly basis. The Company does not have an agreement with any labor union and believes that its relations with its employees are good.

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

      For the fiscal year ended March 29, 2002, approximately 22% the Company’s revenues were generated from federal and state child care assistance programs, primarily the Child Care and Development Block Grant and At-Risk Programs. These programs are typically designed to assist low-income families with child care expenses and are administered through various state agencies. Although no federal license is required at this time, there are minimum standards which must be met to qualify for participation in certain federal programs. There is no assurance that funding for such federal and state programs will continue at current levels and a significant reduction in such funding may have an adverse impact on the Company.

      There are certain tax incentives for parents utilizing child care programs. Section 21 of the Internal Revenue Code provides a federal income tax credit ranging from 20% to 30% of certain child care expenses for “qualifying individuals” (as defined therein). The fees paid to the Company for child care services by eligible taxpayers qualify for the tax credit, subject to the limitations of Section 21. In 2001, the amount of the qualifying child care expenses was limited to $2,400 for one child and $4,800 for two or more children. Therefore, the maximum credit ranged from $480 to $720 for one child and from $960 to $1,440 for two or more children. In 2002, the tax credit will range from 20% to 35% of qualifying child care expenses, which will be limited to $3,000 for one child and $6,000 for two or more children in 2002. Therefore, the maximum credits will range from $600 to $1,050 for one child and $1,200 to $2,100 for two or more children. Tax incentives provided under the Internal Revenue Code are subject to change.

      The Company must also comply with the Americans with Disabilities Act (“ADA”), which prohibits discrimination on the basis of disability in public accommodations and employment. Costs incurred to date by the Company to comply with the ADA have not been significant. A determination that the Company is not in compliance with the ADA, however, could result in the imposition of fines or an award of damages to private litigants, and could require significant expenditures. The Company believes that the majority of its centers are substantially in compliance with all material ADA requirements.

Insurance

      The Company’s insurance program currently includes the following types of policies: workers’ compensation, commercial general and automobile liability, commercial property, director and officer liability, flood coverage in applicable locations, excess “umbrella” liability, and a medical payment program for accidents which provides secondary coverage for each child enrolled in a Company center. The policies provide for a variety of coverages and are subject to various limits and deductibles. For fiscal 2002 and 2001, the Company’s policies for workers’ compensation had a deductible of $250,000 per occurrence. The commercial general liability policy includes coverage for child physical and sexual abuse claims, with an annual limit of $1,000,000 per location (including all general liability claims except product liability claims), $1,000,000 per occurrence and $3,000,000 in the aggregate. The Company also has excess “umbrella” coverage, relating to general liabilities (exclusive of child physical and sexual abuse claims) in the amount of $20,000,000 per year. Management believes the Company’s current insurance coverages are adequate to meet its needs.

Item 2. Properties

      The following table shows the locations of the Company’s centers, including those operated under management contracts, as of March 29, 2002 (the numbers in parentheses reflect the number of centers in that state):

Arizona (22)	New Mexico (1)
California (34)	New York (26)
Florida (12)	North Carolina (12)
Georgia (15)	Ohio (22)
Illinois (7)	Oklahoma (8)
Iowa (3)	Pennsylvania (1)
Maryland/DC (14)	South Carolina (1)
Michigan (19)	Texas (47)
Mississippi (1)	Virginia (13)
Missouri (4)	Washington (8)
Nevada (7)	Wisconsin (1)
New Jersey (8)

      As of March 29, 2002, the Company operated 286 centers, 226 of which were operated under lease or operating agreements, 51 of which were owned and 9 of which were operated under management contracts. The leases have terms ranging from 1 to 25 years, often with renewal options, with most leases having an initial term of 5 to 20 years. The leases typically require the Company to pay utilities, maintenance, insurance and property taxes and some provide for contingent rentals if the center’s revenues exceed a specified base level.

      As of March 29, 2002, the Company had leases or operating agreements with initial terms (including renewal options) expiring as follows:

Number of Leases or
Fiscal Year	Operating Agreements Expiring

2002-2003	41
2004-2005	27
2006-2009	77
2010 and later	97

      The Company also owns one undeveloped site acquired prior to 1990. This property does not currently fit within the Company’s long-term growth strategy. Accordingly, this site is carried on the Company’s books at fair value less cost to sell in the amount of $15,600 and is held for sale.

      The Company currently leases approximately 12,800 square feet for its corporate offices in Farmington Hills, Michigan. This lease expires at December 31, 2002, and the Company is currently seeking to lease approximately 16,000 — 18,000 square feet of office space in the same general metropolitan area.

Item 3. Legal Proceedings

      The Company is involved from time to time in routine litigation arising out of the ordinary course of its business, most of which is covered by general liability insurance. In management’s opinion, none of the litigation in which the Company is currently involved will have a material effect on its financial condition, results of operations, or cash flows. (See “Contingencies” in Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 4A. Executive Officers of the Registrant

      The information regarding executive officers of the Company contained in Item 10 of this Report as it appears in Part III of this Report is incorporated herein by reference.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Common Stock is regularly quoted on The Nasdaq National Market System under the symbol CTIM. The following table sets forth, for the fiscal years ended March 29, 2002, and March 30, 2001, the high and low closing sale prices for the Company’s Common Stock.

	Common Stock
	Sales Prices

	High	Low

Fiscal 2002:
1st Quarter	$9.00	$6.76
2nd Quarter	$9.05	$7.00
3rd Quarter	$8.00	$5.50
4th Quarter	$5.90	$2.90

Fiscal 2001:
1st Quarter	$8.13	$6.38
2nd Quarter	$8.63	$7.50
3rd Quarter	$7.61	$5.56
4th Quarter	$9.22	$6.25

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

      As of June 15, 2002, there were approximately 550 holders of the Company’s Common Stock (including individual participants in security position listings).

      On June 6, 2002, the Company received notification from NASDAQ that its common stock, during the last 30 consecutive trading days, had not maintained a minimum market value of publicly held shares (i.e., not including affiliates) of $5,000,000, as required to maintain its listing on The Nasdaq National Market System. The Company has until September 4, 2002, to regain compliance, in order to retain its listing on The Nasdaq National Market System. To regain compliance, the market value of publicly held shares of the Company’s common stock must be $5,000,000 or greater for a minimum of 10 consecutive trading days. If such a market volume cannot be obtained, the Company may apply to transfer its securities to The Nasdaq SmallCap Market. If such a transfer application is properly submitted by September 4, 2002, the initiation of delisting proceedings will be stayed pending the Nasdaq staff’s review of the transfer application. Although there are no assurances that a transfer application to The Nasdaq SmallCap Market, if necessary, would be approved, the Company believes that it meets the applicable standards for inclusion for that market.

Item 6. Selected Financial Data

      The following table sets forth, for the periods indicated, selected data from the Company’s financial statements. This table should be read in conjunction with Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and with the Company’s Consolidated Financial Statements and related Notes for the year and period ended March 29, 2002 appearing elsewhere in this Report.

Childtime Learning Centers, Inc. and Consolidated Subsidiaries

	March 29,	March 30,	March 31,	April 2,	April 3,
	2002	2001	2000	1999	1998
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)

	(Dollars in thousands, except for per share data)
Selected Income Statement Data:
Revenues	$142,399	$147,843	$129,121	$113,241	$98,158
Cost of revenues	129,185	131,269	112,172	96,541	83,432

Gross profit	13,214	16,574	16,949	16,700	14,726
Provision for doubtful accounts	1,324	406	385	278	330
Marketing expenses	1,464	1,666	1,601	1,454	1,265
General and administrative expenses(1)	11,996	8,825	7,598	6,854	6,193
Restructuring expense	578	4,000	0	0	0
Mold remediation expense	1,005	0	0	0	0
Failed merger costs	952	0	0	0	0
Impairment charges	1,916	1,447	282	0	0

Operating income	(6,021)	230	7,083	8,114	6,938
Interest expense	458	966	428	312	287
Interest (income)	(53)	(57)	(157)	(240)	(226)
Other (income), net	(10)	(185)	(117)	(119)	(34)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(6,416)	(494)	6,929	8,161	6,911
Income tax provision (benefit)	(2,381)	(160)	2,600	3,065	2,565

Income (loss) before cumulative effect of change in accounting principle	(4,035)	(334)	4,329	5,096	4,346
Cumulative effect of change in accounting principle (net of tax)	0	275	0	0	0

Net income (loss)	$(4,035)	$(609)	$4,329	$5,096	$4,346

Earnings (loss) per share:
Basic-income (loss) before cumulative effect of change in accounting principle	$(0.77)	$(0.07)	$0.82	$0.94	$0.80
Cumulative effect of change in accounting principle	0	(0.05)	0	0	0

Net income (loss)	$(0.77)	$(0.12)	$0.82	$0.94	$0.80
Diluted-income (loss) before cumulative effect of change in accounting principle	$(0.77)	$(0.07)	$0.82	$0.93	$0.80
Cumulative effect of change in accounting principle	0	(0.05)	0	0	0

Net income (loss) per share — Diluted	$(0.77)	$(0.12)	$0.82	$0.93	$0.80

	March 29,	March 30,	March 31,	April 2,	April 3,
	2002	2001	2000	1999	1998
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)

	(Dollars in thousands, except for per share data)
Selected Balance Sheet Data:
Total assets	$74,115	$74,111	$71,174	$62,611	$58,118
Total long-term debt	$3,196	$4,224	$4,214	$1,892	$2,243
Total shareholder’s equity	$43,482	$47,236	$44,939	$46,407	$41,287

Selected Operating Data:
Number of centers (at end of period)	286	304	293	270	242
Center capacity (at end of period)	36,044	38,877	36,770	32,832	28,911

(1)	2002 general and administrative expense includes regional operating structure expenses ($1.2 million), settlement of a property development lawsuit ($0.8 million), and the conversion and installation of a new revenue management information system ($0.5 million).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      During the past five fiscal years, the Company has increased the number of centers from 242, at the beginning of fiscal year 1998, to 286 at fiscal year end 2002. The Company has achieved this growth through a combination of acquisitions, prototype build-to-suit centers, and new leases. Fiscal 2002 growth consisted of 3 new build-to-suit leased centers and one management contract, due to the Company’s new strategy to focus on improving existing operations. During the fiscal year, the Company closed 22 under-performing centers, 18 of which had been identified in its restructuring plan at the prior fiscal year ended March 30, 2001. The Company has maintained its strategic plan of identifying short and long-term profitability goals and identified areas designed to improve productivity and reduce operating costs.

      The Company is subject to certain risks common to the providers of child care and early education, including dependence on key personnel, dependence on client relationships, competition from alternate sources or providers of the Company’s services, market acceptance of work and family services, the ability to hire and retain qualified personnel, the Company’s ability to manage its overall cost structure and general economic conditions.

Critical Accounting Policies

      The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States. In preparing these statements management makes certain estimates, judgments and assumptions, which affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of revenue and expenses for each period presented. The application of the Company’s accounting policies, in certain instances, requires the exercise of judgment and assumptions that pertain to future uncertainties and as a result, actual future results could differ from management’s estimates. The accounting policies management believes are critical in the preparation of the Company’s financial statements relate to revenue recognition, accounts receivable, impairment of long-lived assets, liability for workers’ compensation insurance obligations, and income taxes.

      Revenue Recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin 101, which requires that the following criteria be met before recognizing revenue: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectibility is reasonably assured. The Company’s revenues consist primarily of tuition paid by parents, supplemented in some cases by payments (either partial or in total) from government agencies. Each agency has its own set of guidelines in administering subsidies and management must constantly monitor affected centers to ensure compliance. Revenues also include, to a lesser degree, management fees paid by corporate sponsors. Revenue is recognized as services are performed. In some centers the Company receives revenue in advance of services being rendered, in which case, revenue is deferred until the services have been provided.

      Accounts Receivable. The Company generates accounts receivable primarily from fees charged to governmental agencies, and to a lesser degree parents. The Company monitors collections and payments from these customers and maintains a provision for estimated losses based on historical trends and current overall economic conditions. Amounts charged to this provision for uncollectible accounts receivable have historically been within the Company’s expectations, but there can be no assurance that future experience will be consistent with the Company’s past experience.

      Impairment of Long-Lived Assets. The Company records the excess of purchase cost over the fair value of net tangible assets of acquired companies as acquired goodwill or other identifiable intangible assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” annually, and, when events and circumstances occur that may indicate impairment, management evaluates the recoverability of acquired goodwill and other intangible assets by comparing the carrying value of the asset to the associated projected undiscounted annual cash flows. Management also considers business prospects, market trends and other economic factors in performing this evaluation. The extent of the impairment is measured as the difference between the fair market of the asset and its carrying value, with fair market value calculated using projected future discounted cash flows. Based on this evaluation, the Company recorded a charge to operations of $1,916,000, $1,447,000 and $282,000 during fiscal 2002, 2001 and 2000, respectively. If actual results or circumstances are less favorable than those forecasted by management, or if upon completion of the new impairment tests under SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company identifies an impairment, a future charge may be required. SFAS No. 142 became effective for the Company beginning in fiscal 2003. Additional information regarding SFAS No. 142 is set forth in the “Summary of Significant Accounting Policies” note in the Notes to Consolidated Financial Statements included elsewhere in this Report.

      Liability for Workers’ Compensation Insurance Obligations. The Company self-insures a significant portion of its workers compensation insurance plans. The full extent of certain liabilities, in many cases, may not become fully recognized for several years. The Company, therefore, estimates the potential obligation for liabilities which have been incurred but not yet reported based upon historical data and experience, and utilizes an outside consulting firm to assist the Company in developing these estimates. Although management believes that the amounts accrued for these obligations are sufficient, any significant increase in either the number of claims and/or costs associated with claims made under these plans could have a material adverse effect on the Company’s financial results.

      Income Taxes. Accounting for income taxes requires management to estimate its income taxes in each jurisdiction in which it operates. Due to differences in the timing of the recognition of items included in income for financial accounting and tax purposes, temporary differences arise which are recorded as deferred tax assets or liabilities. The likelihood of recovery of these assets is dependent on the Company’s ability to implement its tax planning strategy, which includes the sale and closure of certain centers. Should any amounts be determined not to be recoverable, or assumptions change, the Company would be required to take a charge, which could have a material effect on the Company’s financial results. Additionally, there are capital loss carryforwards that must be offset by capital gains in future years. The Company anticipates capital gains sufficient to cover the capital loss carryforwards in future years.

Results of Operations

      The following table sets forth, for the periods indicated, certain items from “Selected Consolidated Financial Data” expressed as a percentage of revenues and the percentage change in the dollar amounts of such items compared to the prior period:

	Percentage of Revenue			Percentage Increase
	Fiscal Year Ended			(Decrease)

	March 29,	March 30,	March 31,	FY02 over	FY01 over
	2002	2001	2000	FY01	FY00
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)

Revenues	100.0%	100.0%	100.0%	-3.7%	14.5%
Cost of revenues	90.7%	88.8%	86.9%	-1.6%	17.0%

Gross profit	9.3%	11.2%	13.1%	-20.3%	-2.2%
Provision for doubtful accounts	0.9%	0.3%	0.3%	226.1%	5.5%
Marketing expenses	1.0%	1.1%	1.2%	-12.1%	4.1%
General and administrative expenses	8.4%	6.0%	5.9%	35.9%	16.1%
Restructuring expense	0.4%	2.7%	0.0%	-85.6%	NM
Mold remediation expense	0.7%	0.0%	0.0%	NM	NM
Failed merger costs	0.7%	0.0%	0.0%	NM	NM
Impairment charges	1.4%	1.0%	0.2%	32.4%	413.1%

Operating income	-4.2%	0.2%	5.5%	-2,717.8%	-96.8%
Interest expense	0.3%	0.6%	0.3%	-52.6%	125.7%
Interest (income)	0.0%	0.0%	-0.1%	NM	NM
Other (income), net	0.0%	-0.1%	-0.1%	NM	NM

Income (loss) before income taxes and cumulative effect of change in accounting principle	-4.5%	-0.3%	5.4%	NM	-107.1%
Income tax provision (benefit)	-1.7%	-0.1%	2.0%	NM	-106.2%

Income (loss) before cumulative effect of change in accounting principle	-2.8%	-0.2%	3.4%	NM	-107.7%
Cumulative effect of change in accounting principle (net of tax)	0.0%	0.2%	0.0%	-100.0%	NM

Net income (loss)	-2.8%	-0.4%	3.4%	NM	-114.1%

      Fiscal 2002 Compared to Fiscal 2001. Revenues decreased to $142.4 million in fiscal 2002 (52 weeks), from $147.8 million in fiscal 2001 (52 weeks), a decrease of $5.4 million or 3.7%. The decrease was primarily attributable to the impact of the 18 centers closed during the first quarter of fiscal 2002 pursuant to the restructuring plan initiated at the end of fiscal 2001 ($5.0 million net decrease) and an additional 4 centers closed during fiscal 2002 ($0.7 million). Centers opened during fiscal 2002 provided an additional increase in revenues ($1.5 million), which partially offset the centers closed during fiscal 2002 and decreased utilization. Decreased utilization reflected lower enrollment for the last two quarters of fiscal 2002, due to a downturn in the economy after September 11, and an increase in the national unemployment rate. Due to these factors, “comp” center (i.e., a center opened for at least 18 months) revenues were $136.0 million in fiscal 2002 compared with $137.2 million in fiscal 2001, representing a decrease of 0.8% from the prior year.

      Gross profit decreased to $13.2 million in fiscal 2002 from $16.6 million in fiscal 2001, a decrease of 20.3%. As a percentage of revenues, gross profit decreased to 9.3% in fiscal 2002 from 11.2% in fiscal 2001. The decrease in margin was due to several factors including decreased utilization, certain regional markets falling below enrollment expectations, an unfavorable sales mix (higher revenues from unprofitable infant programs and lower revenues from profitable pre-school programs), and an increased number of new build-to-suit centers which experience initial start up losses early in their operations.

      During fiscal 2002, the Company implemented a new center based management information system that now provides the Company with significantly more detailed information on its receivables, particularly its subsidized accounts. As a result of this information, difficulties encountered during the implementation, and the current recessionary environment, the Company recorded a $1.3 million provision for doubtful accounts in fiscal 2002.

      Marketing expenses decreased to $1.5 million in fiscal 2002 from $1.7 million in fiscal 2001, a 12.1% decrease. The decrease was primarily due to the 18 centers closed pursuant to the restructuring plan initiated at the end of fiscal 2001. As a percentage of revenues, marketing expenses decreased to 1.0% in fiscal 2002 from 1.1% in 2001.

      General and administrative expenses increased to $12.0 million in fiscal 2002 from $8.8 million in 2001, a 35.9% increase. The increase is primarily due to the four region office operating structure ($1.2 million) established during the second quarter of fiscal 2002, settlement of a property development lawsuit ($0.8 million) and the conversion and installation of a new revenue management information system ($0.5 million). As a percentage of revenues, general and administrative expenses increased to 8.4% in fiscal 2002 from 6.0% in fiscal 2001.

      The Company instituted a restructuring program in March 2001, and incurred a charge of $4,000,000 for fiscal year ended March 30, 2001. For the fiscal year ended March 29, 2002, additional restructuring costs were $578,000. As part of the 2001 program, the Company, during the first quarter of fiscal 2002, closed 18 of 19 under-performing centers targeted for closing under that program. These 19 under-performing centers generated operating losses in fiscal 2001 of $526,000 on revenues of $6,132,000. An additional 4 centers, not identified under the 2001 restructuring program, were also closed during fiscal 2002. These under-performing centers generated operating losses in fiscal 2002 of $265,000 on revenues of $1,484,000.

      The total restructuring charge of $4,000,000 in fiscal 2001 is comprised of $1,915,000 of estimated undiscounted lease termination costs, $1,539,000 of impairment of fixed and intangible assets and $546,000 of severance costs. The total restructuring charge of $578,000 for fiscal 2002 is comprised of $150,000 of unanticipated required maintenance and additional estimated undiscounted lease termination costs (net of $73,000 of recoveries from favorable severance settlements) associated with the 2001 restructuring plan and $428,000 of severance costs for three executives associated with the 2002 plan to restructure the Company’s management. Both plans are expected to be completed in fiscal 2003.

      In fiscal 2002, to continue providing a safe environment for our customers, the Company began a mold remediation program for its operating centers, identifying approximately 86 affected centers. The Company expensed $1,005,000 in fiscal 2002 for the required remediation. The remediation efforts will be substantially complete by the end of the second quarter of fiscal 2003.

      On February 1, 2002, the Company entered into a letter of intent to acquire substantially all of the assets and liabilities of Tutor Time, but subsequently terminated its offer in March 2002. The costs incurred related to the terminated acquisition totaled $953,000 and were determined not to be related to the current offer to acquire Tutor Time. See “Recent Developments” under Item 1, Business.

      In accordance with the Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” the Company recorded a non-cash impairment charge of $1,916,000 in the fourth quarter of the current fiscal year to write down a portion of the recorded asset values of 15 of the Company’s under-performing centers to estimated fair values. The Company recorded a non-cash impairment charge of $1,447,000 in the fourth quarter of fiscal 2001 for 14 of the Company’s under-performing centers identified in its restructuring plan.

      Interest expense decreased to $.5 million in fiscal 2002 from $1.0 million in fiscal 2001, primarily due to the reduction of the Federal Reserve prime lending rate generating a lower average prime rate for fiscal 2002 compared to fiscal 2001. As a percentage of revenues, interest expense decreased to 0.3% in fiscal 2002 from 0.6% during fiscal 2001.

      Due to the Company’s financial results, an income tax benefit in the amount of $2.4 million was recognized for fiscal 2002 as compared to an income tax benefit of $.3 million for fiscal 2001.

      As a result of the foregoing changes, the Company’s net loss was $4.0 million, or -2.8% of revenues, in fiscal 2002 as compared to a net loss of $.6 million, or -0.4% of revenues, in fiscal 2001.

      Fiscal 2001 Compared to Fiscal 2000. Revenues increased to $147.8 million in fiscal 2001 (52 weeks), from $129.1 million in fiscal 2000 (52 weeks), an increase of $18.7 million or 14.5%. The increase was primarily attributable to a full year impact of centers opened in fiscal 2000 ($11.9 million) and centers added during fiscal 2001 ($6.4 million). Centers opened prior to fiscal 2000 provided an additional increase ($2.4 million), partially offset by a decrease in centers closed during fiscal 2001 ($2.3 million). The growth in comparable center revenues resulted from increases in tuition rates, slightly offset by decreased utilization.

      Gross profit decreased to $16.6 million in fiscal 2001 from $16.9 million in fiscal 2000, a decrease of 2.2%. As a percentage of revenues, gross profit decreased to 11.0% in fiscal 2001 from 12.9% in fiscal 2000. The decrease in margin was due to several factors including certain regional markets falling below enrollment expectations, operating losses of $0.8 million from the recently closed Oxford Learning Centers of America, higher occupancy costs, an unfavorable sales mix (higher revenues from unprofitable infant programs and lower revenues from profitable pre-school programs) and an increased number of new build-to-suit centers which experience initial start up losses early in their operations.

      Marketing expenses increased to $1.7 million in fiscal 2001 from $1.6 million in fiscal 2000, a 4.1% increase. The increase was primarily due to the additional marketing expenses relating to the opening or acquisition of 18 new centers in fiscal 2001 as well as a full year of expense for the 38 new centers opened or acquired in fiscal 2000. As a percentage of revenues, however, marketing expenses decreased to 1.1% in fiscal 2001 from 1.2% in 2000, due primarily to operating leverage provided by higher revenues.

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

      The total restructuring charge of $4,000,000 is comprised of $1,915,000 of estimated undiscounted lease termination costs, $1,539,000 of impairment of fixed and intangible assets and $546,000 of severance costs.

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

      The Company also recorded a charge of $0.4 million for the cumulative effect of an accounting change relating to the revenue recognition of registration and material fees (see Note 2(k) to the Company’s Notes to Consolidated Financial Statements).

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

Liquidity and Capital Resources

      The Company’s primary cash requirements during fiscal 2002 were capital maintenance of existing centers, the development of corporate and regional management structure, 2001 and 2002 restructuring costs and the repayment of debt and related interest. The Company does not have any immediate plans for expansion beyond the potential acquisition of Tutor Time and its primary cash requirements for fiscal 2003 are capital maintenance of existing centers, remaining payments related to the 2001 restructuring plan, costs associated with the remediation of mold and repayment of debt and related interest. The Company believes that operating cash flows, together with amounts available under the new secured revolving line of credit facility, will be sufficient to satisfy the Company’s anticipated cash requirements on both a short-term and long-term basis.

      During fiscal 2002, the Company replaced its revolving line of credit agreement by entering into a new $17.5 million line of credit agreement with its existing lender. The new credit agreement will mature on September 30, 2004, and is secured by the Company’s receivables, equipment and certain real estate. During fiscal 2002, the line of credit reached a maximum borrowing of $5,984,000 under the credit agreement, compared to $5,735,000 for fiscal year 2001. However, after subsequent payments, the balance as of March 29, 2002 was $2,500,000, as compared to the balance on March 30, 2001 of $0.

      If the Company is successful in acquiring the assets of Tutor Time Learning Systems, Inc. (see “Recent Developments” under Item 1, Business), the Company contemplates financing the acquisition from proceeds available under its revolving line of credit and from subordinated debt and equity funding from institutional investors, including an affiliate of Jacobson Partners (with whom directors of the Company are participants). The terms of such potential funding have not been finalized. See “Related Party Transactions” below.

      During fiscal 2002, $1.4 million of net cash provided by operations, $2.5 million from borrowings on the line of credit and $0.5 million of proceeds on the sale of assets, were principally used for investment in capital expenditures totaling $4.1 million and payments on long-term debt ($1.2 million). The Company incurred additional seller-financed notes payable of approximately $2.0 million during fiscal 2001 relating to the acquisition of centers.

      Expenditures related to information technology systems were part of management’s five-year information system plan to accommodate the growth of the Company for the next five to ten years. During fiscal 2002, the Company implemented a new center-based management information system throughout the Company which utilizes touch screens for parent and employee sign-in, providing more information on center activity and generating this information much faster than the prior system. The cost of the hardware associated with this project was $400,000. The Company also incurred approximately $550,000 in expenses associated with training its center directors, area managers and regional managers on the new system.

      Net accounts receivable increased to $5.2 million at March 29, 2002, from $4.7 million at March 30, 2001. This increase was principally due to increased participation in federal child care assistance programs and slower payments from certain agencies.

      The Company from time to time enters into contractual arrangements with general contractors for the construction of build-to-suit centers. The Company’s Director of Real Estate Development and staff oversee the design and construction of the new build centers and pay the periodic contractual construction draws to the general contractor as well as other developmental costs incurred. The Company then periodically throughout the construction phase requests reimbursement for the construction draws and development costs from the property owner/landlord with which the Company has a contractual leaseback arrangement. The Company has various legal remedies available pursuant to construction agreements to minimize the risk of non-reimbursement as well as holding a security interest in the building during the construction phase. Reimbursable construction costs decreased to $0.0 million at March 29, 2002, from $1.1 million at March 30, 2001.

      Accrued wages and payroll taxes decreased to $3.3 million at March 29, 2002, from 3.5 million at March 30, 2001. This was primarily due to a decrease in the payroll costs of operating 286 centers at the end of fiscal 2002 compared to 304 at the end of fiscal 2001.

      During fiscal 2002, the Company opened 4 centers, consisting of 3 build-to-suit centers or new leases and 1 management contract. Typically, the cash required to open a build-to-suit center, including capital expenditures for leasehold improvements and initial start-up costs, is approximately $100,000 to $110,000, with each center experiencing additional cash requirements of approximately $50,000 during its first six to nine months of operation. The costs for a new management contract to run an at-work-center vary depending, in part, upon the profitability and maturity of the at-work-center, as well as their size and number. The Company has historically been required to invest approximately $10,000 to $50,000 to bring certain at-work-centers up to the Company’s standards.

      At March 29, 2002, aggregate principal payments due on long-term debt over the next four years and thereafter are as follows:

(in thousands)
2003	$1,133
2004	721
2005	2,304
2006	81
2007 and thereafter	90

$4,329

      Future minimum rental commitments at March 29, 2002 for all non-cancelable operating leases are as follows:

	Total — All	Closed Centers
	Centers	Only

	(in thousands)
2003	$20,661	$519
2004	19,545	322
2005	18,343	311
2006	17,091	448
2007	15,512	398
Thereafter	79,312	1,419

      “Closed Centers Only”, represents the minimum lease payments in total for all closed centers. The Company has accrued as of March 29, 2002, $755,000 in restructuring charges related to these lease payments. The Company expects to assign the remaining amounts to a third party or negotiate reductions with the landlord.

      In addition, the Company is contingently liable on approximately $1.0 million for lease assignments already negotiated in connection with certain lease terminations resulting from the fiscal 2001 restructuring program. There are no other significant off-balance sheet arrangements.

Related Party Transactions

      In July 2000, the Company retained Jacobson Partners to provide management and financial consulting services. For such services, Jacobson Partners receives an annual consulting fee of $250,000, plus reimbursement of reasonable out-of-pocket expenses. In addition, investment funds controlled by Jacobson Partners received options to acquire 557,275 shares of the Company’s common stock. See Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this Report. In connection with the proposed Tutor Time acquisition (see “Recent Developments” under Item 1, Business), Jacobson Partners has been retained to provide investment advisory services (including for related post-closing services), and, if the Company is successful in acquiring the assets of Tutor Time, one of the above-described investment funds controlled by Jacobson Partners has committed to partially fund the financing of the acquisition. If the Company is successful in acquiring the Tutor Time assets, Jacobson Partners will be entitled to a fee of $1,000,000, of which $333,334 will be payable in cash and the remainder will be payable by the issuance of 175,438 shares of the Company’s common stock (based on a conversion price of $3.80 per share). Although the terms of the financing arrangement have not yet been finalized, the Company believes that the foregoing transactions are, or will be, on terms similar to arm’s-length terms available from unrelated parties. Total expenses incurred for Jacobson Partners were $261,255, $485,916 and $0 for 2002, 2001 and 2000, respectively.

      Jacobson Partners is a private equity firm whose managing partner is Benjamin R. Jacobson, a director of the Company. James J. Morgan, the Company’s Chairman of the Board and Interim Chief Executive Officer, is also a partner of Jacobson Partners. George A. Kellner, the controlling shareholder of the Company and its Vice Chairman of the Board, and Milton H. Dresner, another director of the Company, are investors in the investment funds described above. George A. Kellner also serves as a special advisor to Jacobson Partners.

Outlook for the Company

      The Company’s centers had experienced a significant decline in “comp” center revenues at the end of fiscal 2002 with March 2002 “comps” down 5.5% compared with the prior year. This decline continued during the first eight weeks of fiscal 2003, although at a lower rate. “Comp” center revenues were down 4.9% during the first four weeks of fiscal 2003 and 2.8% during weeks five through eight of fiscal 2003.

Contingencies

      As previously reported, the Company was a defendant in a personal injury lawsuit. The Company settled the case and the entire amount of the settlement was covered under the Company’s insurance policy. During fiscal 2002, the Company decided not to pursue opening three new build-to-suit centers after leases for these centers had been signed with the developer of the centers. The Company was subsequently sued by the developer for breach of contract. This case was settled at the end of fiscal 2002, and a current liability has been recorded on the balance sheet as of March 29, 2002 in the amount of $800,000.

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

      The Company is contingently liable for approximately $1.0 million for subleases negotiated in connection with the above noted lease terminations.

Quantitative and Qualitative Disclosure about Market Risk

      The Company has considered the provisions of Financial Reporting Release No. 48, “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instrument, Other Financial Instruments and Derivative Commodity Instruments.” The Company had no holdings of derivative financial or commodity-based instruments at March 29, 2002. A review of the

Company’s other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. At March 29, 2002 the Company performed a sensitivity analysis to assess this risk and concluded that the effects of a hypothetical change of 200 basis points in the average interest rate would not be expected to materially affect the Company’s financial position, results of operations or cash flow.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires, among other things, that the purchase method of accounting for business combinations be used for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires, among other things, that goodwill and other indefinite-lived intangible assets no longer be amortized and that such assets be tested for possible impairment at least annually. SFAS No. 142 became effective for the Company beginning March 30, 2002. The Company will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The Company expects to complete the first step by the second quarter of 2003. Any impairment that is required to be recognized upon the adoption of SFAS No. 142 would be reflected as a cumulative effect of a change in accounting principle. The Company must complete the measurement of any impairment loss upon the initial adoption of SFAS No. 142 by March 28, 2003. The Company is in the process of implementing SFAS No. 142 and has not yet determined what effect these impairment tests will have on the Company’s consolidated financial statements. In accordance with SFAS No. 142, the Company will no longer record amortization expense of approximately $1,600,000 related to goodwill. Other intangible assets will continue to be amortized over their useful lives.

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

Item 8. Financial Statements and Supplementary Data

      The financial statements and supplementary data required by this Item are included in the Consolidated Financial Statements set forth on pages F-1 through F-17, attached hereto and found following the signature page of this Report.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Set forth below is certain information with respect to the executive officers of the Company.

Name	Age	Position

James J. Morgan	60	Chairman of the Board, Interim President and Chief Executive Officer
Leonard C. Tylka	55	Interim Chief Financial Officer and Treasurer
Karen Danner	47	Vice President — Operations
Scott W. Smith	44	Vice President — Human Resources
Denise A. Pollicella	34	Secretary and General Counsel

      During the year, the Company restructured its management team. James J. Morgan was appointed as Chairman of the Board and subsequently re-appointed as Interim President and Chief Executive Officer. In addition, Leonard C. Tylka was retained as Interim Chief Financial Officer and Treasurer, Denise A. Pollicella was retained as Secretary and General Counsel, and Karen Danner was appointed Vice President — Operations. Subsequent to fiscal 2002, Scott W. Smith was appointed as Vice President — Human Resources. The following is a brief summary of each officer’s recent business experience:

      James J. Morgan has served as the Interim President and Chief Executive Officer of the Company from January 2001 until August 2001 and since March 2002. Since August 2001, Mr. Morgan has also served as the Company’s Chairman of the Board. Mr. Morgan is an investor in Jacobson Partners and performs consulting assignments for that entity. Benjamin Jacobson, a director of the Company, is the managing general partner of Jacobson Partners. Mr. Morgan retired in 1997 as President and Chief Executive Officer of Philip Morris Incorporated. Mr. Morgan also serves as a Director of Bertuccis, Inc., a full-service, casual dining, Italian restaurant chain headquartered in Maynard, Massachusetts, and Conforma Clad, Inc., a manufacturer of specialized bearings and other industrial components located in New Albany, Indiana.

      Leonard C. Tylka has served as the Interim Chief Financial Officer and Treasurer of the Company since January 2001. Mr. Tylka has also served as a director of the Company since November 1990. From 1987 through May 1997, he served as the Controller of KD Equities, a private equity investment firm located in New York City. From May 1997 to September 1998, Mr. Tylka was Corporate Development Manager for The Loewen Group, Inc., a publicly held funeral home and cemetery operator, headquartered in Burnaby, British Columbia, Canada. From April 1999 to January 2001, he served as Chief Financial Officer of Polar Ice Entertainment Inc., an ice rink entertainment center owner-operator located in Tempe, Arizona.

      Karen Danner has served as Vice President — Operations since March 2002. Prior to joining Childtime, Mrs. Danner spent 15 years with Blockbuster Video, Inc., where most recently, she was Senior Vice President, Retail Operations for the Midwest region. Mrs. Danner had senior operational leadership responsibility for over 950 Blockbuster Video company-owned stores in a nine-state area. Mrs. Danner holds a BA from the University of Missouri.

      Scott W. Smith has served as Vice President — Human Resources since May 1, 2002. Prior to joining Childtime, Mr. Smith was the Vice President of Human Resources for Glotel, PLC, a human capital solutions provider located in London, England, where he had responsibility for the startup of the Human Resources Department. Prior to that, Mr. Smith worked for Kelly Services, a temporary employment placement firm located in Troy, Michigan, for 8 years, most recently serving as the Vice President of Human Resources. Mr. Smith holds a BS from Central Michigan University.

      Denise A. Pollicella has served as Secretary and General Counsel of the Company since January 2001. Ms. Pollicella has been with the Company since April 1998, serving as Director of Legal Affairs. From March 1996 to January 1998, she served as an employment and civil rights defense attorney in Detroit, Michigan.

Ms. Pollicella holds a BA from the University of Michigan and a JD from Wayne State University Law School.

      Additional information required by this Item will be contained in the 2002 Proxy Statement of the Company under the captions, “Election of Directors” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934” and is incorporated herein by reference.

Item 11. Executive Compensation

      Information required by this Item will be contained in the 2002 Proxy Statement of the Company under the captions, “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Committees of the Board of Directors” and “Director Compensation,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information required by this Item will be contained in the 2002 Proxy Statement of the Company under the captions, “Election of Directors” and “Principal Shareholders,” and is incorporated herein by reference.

      Additional information regarding the Company’s equity compensation plans follows:

Equity Compensation Plan Information

			(c)

			Number of securities
			remaining available
	(a)	(b)	for future issuance
			under equity
	Number of securities to be	Weighted-average exercise	compensation plans
	issued upon exercise of	price of outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in
Plan category	warrants and rights	and rights	column (a))

Equity compensation plans approved by security holders	616,578	$9.63	321,580
Equity compensation plans not approved by security holders	140,000	$8.45	0

Total	756,578		321,580

      The following is a brief summary of the equity compensation plans which have not been approved by the Company’s security holders:

1) Upon his appointment in January 2001 as Interim President and Chief Executive Officer, James J. Morgan was granted options to purchase 60,000 shares of the Company’s common stock at $7.00 per share. As originally granted, the options were to vest at the rate of 10,000 shares per month and were to expire January 2003. After his appointment in August 2001 as Chairman of the Board, the expiration of these options was extended to September 2006. At that time, Mr. Morgan was also granted options to purchase an additional 50,000 shares at $11.00 per share. These additional options vest after one year and expire September 2006. The options automatically vest upon a change of control of the Company.

2) In March 2001, the Interim Chief Financial Officer, Leonard C. Tylka was granted options to purchase 10,000 shares of the Company’s common stock at a price of $7.97 per share. These options vest evenly over 3 years and expire in March 2007. In September 2001, Mr. Tylka was granted additional options to purchase 20,000 shares at $11.00 per share. These additional shares vest in September 2002 and expire in September 2006. Mr. Tylka’s options automatically vest upon a change of control of the Company.

3) On June 26, 2002, in connection with the Company’s proposed acquisition of Tutor Time Learning Systems, Inc. (see “Recent Developments” under Item 1), the Company entered into an investment advisory agreement with Jacobson Partners (see “Related Party Transactions” under Item 7). If the Company is successful in acquiring the Tutor Time assets, Jacobson Partners will be entitled to a fee of $1,000,000, of which $333,334 will be payable in cash and the remainder will be payable by the issuance of 175,438 shares of the Company’s common stock (based on a conversion price of $3.80 per share).

Item 13. Certain Relationships and Related Transactions

      Information required by this item will be contained in the 2002 Proxy Statement under the caption, “Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference. Additionally, see Note 10 of the Notes to Consolidated Financial Statements and “Related Party Transactions” under Item 7 above.

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

      (b) Reports on Form 8-K

      On February 1, 2002, the Company filed a Current Report on Form 8-K to report the issuance of a press release announcing the signing of a letter of intent by the Company and Tutor Time Learning Systems, Inc. with regard to the proposed acquisition of Tutor Time by The Company.

      On March 21, 2002, the Company filed a Current Report on Form 8-K to report the issuance of a press release announcing the termination of the proposed acquisition transaction with Tutor Time Learning Systems, Inc.

      On March 26, 2002, the Company filed a Current Report on Form 8-K to report the issuance of a press release announcing changes in the organization with the resignation of its President and Chief Executive Officer and the re-appointment of James Morgan, the Chairman of the Board of the Company, as the Interim President and Chief Executive Officer. The Company in a separate announcement named Karen Danner as the new Vice President — Operations.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 26, 2002.

CHILDTIME LEARNING CENTERS, INC.

Dated: June 26, 2002

By:	/s/ JAMES J. MORGAN

James J. Morgan, Chairman of the Board, Interim President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on June 26, 2002.

Signature	Title

/s/ JAMES J. MORGAN James J. Morgan	Chairman of the Board, Interim President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ LEONARD C. TYLKA Leonard C. Tylka	Interim Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ MILTON H. DRESNER Milton H. Dresner	Director

/s/ JASON K. FELD Jason K. Feld	Director

/s/ BENJAMIN R. JACOBSON Benjamin R. Jacobson	Director

/s/ GEORGE A. KELLNER George A. Kellner	Director

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

      The following consolidated financial statements of Childtime Learning Centers, Inc. are referred to in Item 8:

Pages

Report of Independent Accountants	F-2

Financial Statements:

Consolidated Balance Sheet	F-3

Consolidated Statement of Operations	F-4

Consolidated Statement of Changes in Shareholders’ Equity	F-5

Consolidated Statement of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 - F-19

The following consolidated financial statement schedule of Childtime Learning Centers, Inc. is included herein:

Schedule II — Valuation and qualifying accounts	S-1

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Accountants

To the Board of Directors and Shareholders of
Childtime Learning Centers, Inc. and Subsidiaries:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 28 present fairly, in all material respects, the financial position of Childtime Learning Centers, Inc. and Subsidiaries (the “Company”) at March 29, 2002 and March 30, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 29, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 28 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2(k) to the Company’s consolidated financial statements, effective April 1, 2000, the Company changed its method of recognizing revenue associated with accounting for registration fees.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

June 26, 2002

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	March 29,	March 30,
	2002	2001

	(In thousands
	except for share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,891	$3,379
Accounts receivable, less allowance for doubtful accounts of $693 and $360, respectively	5,235	4,697
Reimbursable construction costs	—	1,065
Prepaid expenses and other	2,329	2,773
Income tax receivable	2,509	—
Deferred income taxes	3,764	3,342

Total current assets	18,728	15,256

Land, buildings and equipment:
Land	9,503	9,730
Buildings	19,180	19,161
Vehicles, furniture and equipment	14,820	13,960
Leasehold improvements	10,010	8,245

	53,513	51,096
Less accumulated depreciation and amortization	(16,531)	(14,399)

	36,982	36,697

Other non current assets:
Intangible assets, net	17,325	21,079
Refundable deposits and other	1,080	1,079

	18,405	22,158

Total assets	$74,115	$74,111

LIABILITIES
Current liabilities:
Revolving line of credit	$2,500	$—
Current maturities of long-term debt	1,133	1,321
Accounts payable	2,230	2,450
Book overdrafts	4,041	2,806
Accrued wages and payroll taxes	3,324	3,516
Restructuring accrual	829	2,410
Accrued vacation	1,184	1,241
Other current liabilities	8,094	4,517

Total current liabilities	23,335	18,261
Long-term debt	3,196	4,224
Deferred rent liability	983	1,074
Deferred income taxes	3,119	3,316

Total liabilities	30,633	26,875

Commitments and contingencies (see Note 11)
SHAREHOLDERS’ EQUITY
Common stock, 10,000,000 shares authorized, no par value; 5,240,772 and 5,225,772 outstanding, respectively	31,183	30,902
Preferred stock, 1,000,000 shares authorized, no par value; no shares issued or outstanding	—	—
Retained earnings	12,299	16,334

Total shareholders’ equity	43,482	47,236

Total liabilities and shareholders’ equity	$74,115	$74,111

The accompanying notes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	March 29,	March 30,	March 31,
	2002	2001	2000

	(In thousands)
Revenues	$142,399	$147,843	$129,121
Cost of revenues	129,185	131,269	112,172

Gross profit	13,214	16,574	16,949
Provision for doubtful accounts	1,324	406	385
Marketing expenses	1,464	1,666	1,601
General and administrative expenses	11,996	8,825	7,598
Restructuring expense	578	4,000	—
Mold remediation expense	1,005	—	—
Failed merger costs	952	—	—
Impairment charges	1,916	1,447	282

Operating income	(6,021)	230	7,083
Interest expense	458	966	428
Interest income	(53)	(57)	(157)
Other income, net	(10)	(185)	(117)

Income (loss) before income taxes and change in accounting principle	(6,416)	(494)	6,929
Income tax provision (benefit)	(2,381)	(160)	2,600

Net income (loss) before change in accounting principle	(4,035)	(334)	4,329
Cumulative effect of change in accounting principle (less tax benefit of $148)	—	275	—

Net income (loss)	$(4,035)	$(609)	$4,329

Earnings (loss) per share:
Basic-income (loss) before cumulative effect of change in accounting principle	$(0.77)	$(0.07)	$0.82
Cumulative effect of change in accounting principle	—	(0.05)	—

Net income (loss)	$(0.77)	$(0.12)	$0.82

Diluted-income (loss) before cumulative effect of change in accounting principle	$(0.77)	$(0.07)	$0.82
Cumulative effect of change in accounting principle	—	(0.05)	—

Net income (loss)	$(0.77)	$(0.12)	$0.82

The accompanying notes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders’ Equity

	Common Stock
			Retained
	Shares	Amount	Earnings	Total

	(In thousands)
Balances, April 2, 1999	5,432	$30,836	$15,571	$46,407
Repurchase of common stock	(500)	(2,840)	(2,957)	(5,797)
Net income	—	—	4,329	4,329

Balances, March 31, 2000	4,932	27,996	16,943	44,939
Shares issued under stock plans	294	2,500	—	2,500
Stock compensation	—	406	—	406
Net income (loss)	—	—	(609)	(609)

Balances, March 30, 2001	5,226	$30,902	$16,334	$47,236
Shares issued	15	122	—	122
Stock compensation	—	159	—	159
Net income (loss)	—	—	(4,035)	(4,035)

Balances, March 29, 2002	5,241	$31,183	$12,299	$43,482

The accompanying notes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Years Ended

	March 29,	March 30,	March 31,
	2002	2001	2000

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(4,035)	$(609)	$4,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,927	2,586	2,030
Amortization expense	1,862	2,012	1,393
Provision for doubtful accounts	1,325	406	385
Stock compensation expense	159	406	—
Deferred rent liability	(68)	(55)	(49)
Deferred income taxes	(619)	(2,323)	(9)
(Gains) losses and provisions for losses including impairment charges on land, buildings, equipment, intangible assets and land held for disposal	2,243	2,717	295
Changes in assets and liabilities providing (consuming) cash:
Accounts receivable	(1,863)	(886)	(1,476)
Prepaid expenses and other assets	(2,066)	(225)	(349)
Restructuring accrual	(1,581)	2,410	—
Accounts payable, accruals, and other current liabilities	3,082	1,794	949

Net cash provided by operating activities	1,366	8,233	7,498

Cash flows from investing activities:
Expenditures for land, buildings and equipment	(4,101)	(4,049)	(3,664)
Expenditures for reimbursable construction costs	(939)	(6,990)	(2,660)
Acquisition of intangible assets	—	(1,962)	(3,235)
Proceeds from sales of land, buildings, equipment and intangible assets	539	629	725
Net payments for refundable deposits and other assets	—	(67)	(64)

Net cash used in investing activities	(4,501)	(12,439)	(8,898)

Cash flows from financing activities:
Net borrowings (repayments) on revolving line of credit	2,500	(1,358)	1,358
Changes in book overdraft	1,237	(651)	3,456
Payments on long-term debt	(1,216)	(2,815)	(2,295)
Repayments of reimbursable construction costs	2,004	7,205	1,539
Repurchase of common stock	—	—	(5,797)
Issuance of common stock	122	2,500	—

Net cash provided by financing activities	4,647	4,881	(1,739)

Net increase (decrease) in cash and cash equivalents	1,512	675	(3,139)
Cash and cash equivalents, beginning of year	3,379	2,704	5,843

Cash and cash equivalents, end of year	$4,891	$3,379	$2,704

The accompanying notes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation and Corporate Organization:

      The consolidated financial statements include the accounts of Childtime Learning Centers, Inc. and its wholly owned subsidiaries (together referred to as the “Company”). All significant intercompany transactions have been eliminated. The Company began operations in 1967. Childtime Learning Centers, Inc. was incorporated on November 2, 1995 and completed its initial public offering on February 2, 1996. As of March 29, 2002, the Company provides for-profit child care through 286 child care centers located in 23 states and the District of Columbia (see Note 12).

2. Summary of Significant Accounting Policies:

      a. Fiscal Year: The Company utilizes a 52-53 week fiscal year (comprised of 13 four-week periods), ending on the Friday closest to March 31. The fiscal years ended March 29, 2002, March 30, 2001 and March 31, 2000 all contained 52 weeks.

      b. Cash and Cash Equivalents: The Company considers all temporary investments with original maturities of three months or less at time of purchase to be cash equivalents.

      c. Land, Buildings and Equipment: Land, buildings and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets (generally 40 years for buildings and between 3 and 10 years for vehicles, furniture and equipment). Leasehold improvements are recorded at cost and amortized on a straight-line basis over the lesser of the estimated useful life of the leasehold improvement (generally 15 years) or the life of the lease. Gains and losses on sales and retirements are included in the determination of the results of operations. Maintenance and repair costs for new centers are charged to operating expense in the period incurred.

      d. Intangible Assets: Intangible assets represent principally the unamortized excess of the cost of acquiring Childtime (by the predecessor of Childtime Learning Centers, Inc.) and other acquisitions of existing child care facilities over the fair values of the companies’ net tangible assets at the dates of acquisition. The intangible assets are being amortized using a straight-line method over various periods, but primarily over 15 years, with such amortization expense included in cost of revenues. Accumulated amortization at March 29, 2002 and March 30, 2001 was $7,206,630 and $5,806,263, respectively.

      e. Impairment of Long-Lived Assets: Long-lived assets are comprised of intangible assets and property, plant and equipment. Long-lived assets are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of the unamortized cost of acquired assets in excess of fair value based on a review of projected undiscounted cash flows of the related centers. These cash flows are reviewed by management in connection with the Company’s annual long-range planning process. Once the Company has utilized its resources in order to make the center profitable, without success, and future cash flows fail to match the carrying value of the assets, they are deemed to be impaired. The extent of the impairment is measured as the difference between the fair market of the asset and its carrying value, with fair market value calculated using projected future discounted cash flows. At March 29, 2002, the Company recorded impairment losses of $1,692,830 on intangible assets and $222,697 on tangible property, as compared to impairment losses of $1,079,125 on intangible assets and $367,639 on tangible property for the fiscal year ending March 30, 2001. If actual results or circumstances are less favorable than those forecasted by management, or if upon completion of the new impairment tests under SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company identifies an impairment, a future charge may be required. SFAS No. 142 became effective for the Company beginning in fiscal 2003.

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

      h. Risk Concentration: Accounts receivable is the principal financial instrument that subjects the Company to concentration of credit risk. Concentration of credit risk is somewhat limited due to the Company’s large number, diversity and dispersion of customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable.

      Revenues from federal and state child care assistance programs represent a significant portion of total revenues. For fiscal 2002, 2001 and 2000, federal assistance revenues were approximately $31,000,000 (22 percent), $31,100,000 (21 percent) and $24,800,000 (19 percent), respectively.

      In connection with certain build-to-suit centers to be leased, the Company enters into arrangements, whereby the Company accumulates costs during the construction process and is then reimbursed by the developer. The Company has various legal remedies available pursuant to the construction agreements to minimize the risk of non-reimbursement. For the years ended March 29, 2002, March 30, 2001 and March 31, 2000, the Company financed construction costs of $938,809, $6,990,355 and $2,659,854, respectively. Related repayments received under reimbursement agreements were $2,004,017, $7,204,495 and $1,538,755 for the years then ended.

      i.  Common Stock Repurchase: During fiscal 2000, the Company’s board of directors authorized the repurchase of up to 500,000 shares of the Company’s common stock. During fiscal 2000, the Company purchased all 500,000 shares at a total cost of $5,797,401. The Company’s repurchase of shares was recorded as a charge against common stock in an amount equal to the average paid in capital per share, multiplied by the number of shares repurchased. The excess of the aggregate repurchase price over the amount charged against common stock is charged against retained earnings. During fiscal 2000, $2,957,401 was charged against retained earnings. The Company was not authorized to repurchase any additional shares during fiscal 2001 or 2002.

      j.  Common Stock and Earnings Per Share: All earnings per share amounts have been presented to conform with the requirements of SFAS 128, “Earnings Per Share.” A reconciliation of the denominators used in the basic and diluted EPS calculation follows:

	March 29,	March 30,	March 31,
	2002	2001	2000

Denominator:
Weighted average shares outstanding EPS, basic	5,233,684	5,102,146	5,251,438
Incremental shares from assumed conversion of options	0	0	19,793

Weighted average shares outstanding EPS, diluted	5,233,684	5,102,146	5,271,231

      Incremental shares from assumed conversion of options of 605,251, 551,444 and 163,874 in fiscal 2002, 2001 and 2000, respectively, have been excluded from shares used in computing diluted earnings (loss) per share as the effect would be anti-dilutive.

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

      Effective April 1, 2000, the Company changed its method of revenue recognition in accordance with SEC Staff Accounting Bulletin 101, “Revenue Recognition”. Previously all registration and material fees had been recorded when received. Under the accounting method adopted retroactive to April 1, 2000, the Company now recognizes registration and material fees over the typical school year of September through August. The cumulative effect of the change on prior years resulted in a charge to income (net of taxes) of $275,000, which was recognized during fiscal 2001.

      The pro forma effect of retroactive application of SAB 101 as of the beginning of fiscal 2000 would have resulted in revenue of $128.7 million, gross profit of $16.5 million, net income of $4.1 million, and diluted earnings per share of $0.77 for fiscal year 2000.

      l.  Pre-Opening Costs: Pre-opening costs are expensed as incurred.

      m. Advertising Expenses: Yellow pages advertising costs are expensed concurrent with the period in which the Yellow Pages books are distributed to customers. All other marketing costs are treated as period expenses and, accordingly, are expensed in the period incurred. The Company incurred advertising expenses of $1,219,000, $1,128,000 and $1,215,000 during fiscal 2002, 2001 and 2000, respectively.

      n. Business Risks: The Company is subject to certain risks common to the providers of child care and early education, including dependence on key personnel, dependence on client relationships, competition from alternate sources or providers of the Company’s services, market acceptance of work and family services, the ability to hire and retain qualified personnel and general economic conditions.

      o. Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions (in areas, among others, such as provision for doubtful accounts and accrued workers’ compensation expense), that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      p. Reclassifications: Certain amounts for the fiscal years ended March 30, 2001 and March 31, 2000 have been reclassified to conform to the presentation adopted in fiscal 2002.

      q. Segment Reporting: The Company organizes itself as one segment for reporting purposes.

      r.  New Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires, among other things, that the purchase method of accounting for business combinations be used for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires, among other things, that goodwill and other indefinite-lived intangible assets no longer be amortized and that such assets be tested for possible impairment at least annually. SFAS No. 142 became effective for the Company beginning March 30, 2002. The Company will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The Company expects to complete the first step by the second quarter of 2003. Any impairment that is required to be recognized upon the adoption of SFAS No. 142 would be reflected as a cumulative effect of a change in accounting principle. The Company must complete the measurement of any impairment loss upon the initial adoption of SFAS

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies — (Continued)

No. 142 by March 28, 2003. The Company is in the process of implementing SFAS No. 142 and has not yet determined what effect these impairment tests will have on the Company’s consolidated financial statements. In accordance with SFAS No. 142, the Company will no longer record amortization expense of approximately $1,600,000 related to goodwill. Other intangible assets will continue to be amortized over their useful lives.

      SFAS No. 143, Accounting for Asset Retirement Obligations, was issued in August 2001, and addresses legal obligations (arising from laws, statutes, contracts, etc.) that an entity must satisfy when disposing of tangible, long-lived assets. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company is evaluating the impact this Statement will have on its consolidated financial statements and is anticipating the adoption of SFAS No. 143 in the first quarter of fiscal 2004.

      SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in July 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121 on the same topic and establishes an accounting model for the impairment of long-lived assets. The Company is evaluating the impact this Statement will have on its consolidated financial statements and will adopt SFAS No. 144 in the first quarter of fiscal 2003.

3. Acquisitions:

      The Company completed 10 center acquisitions during fiscal 2001 for an aggregate of approximately $1,962,000 in cash and $1,962,000 in seller-financed debt. Approximately $3,235,000 of intangible assets were recorded as a result of the fiscal 2001 acquisitions. For fiscal 2001, all acquisitions occurred at the beginning of the fiscal year. Therefore, pro-forma financial information is not required. The Company did not acquire any centers in fiscal year ended March 29, 2002. See Note 16, “Subsequent Events.”

4. Other Current Assets and Liabilities:

      Other current assets and liabilities are composed of the following:

	March 29,	March 30,
	2002	2001

	(in thousands)
Prepaid expenses and other current assets:
Prepaid rent	$1,537	$1,662
Other	792	1,111

	$2,329	$2,773

Other current liabilities:
Unearned revenue	$1,262	$1,421
Accrued merger expenses	693	0
Accrued property taxes	613	683
Accrued legal settlement	800	0
Accrued mold remediation	810	0
Accrued workers’ compensation expense (net of $1,122 and $781 of advance deposits held by insurance company at March 29, 2002 and March 30, 2001, respectively)	1,617	989
Other	2,299	1,424

	$8,094	$4,517

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Financing Arrangements:

      Financing arrangements consist of the following:

	March 29,	March 30,
	2002	2001

	(in thousands)
Note payable (collateralized by a letter of credit) to a corporation resulting from an acquisition, interest at prime (4.75 percent at March 29, 2002 and 8.0 percent at March 30, 2001), quarterly principal payments of $100,000 plus interest, remaining balance payable January 2005	$1,100	$1,500
Notes payable (non-collateralized) to corporations resulting from an acquisition, interest at prime, principal and interest due in full April 2004	1,923	1,805
Notes payable (non-collateralized) to various entities and individuals resulting from acquisitions, interest at various fixed rates ranging from 7.75 to 8.5 percent and variable rates ranging from prime to prime plus 1 percent, various payment terms with original maturities ranging from one to seven years	1,306	2,240

	4,329	5,545
Less current maturities of long-term debt	1,133	1,321

	$3,196	$4,224

      At March 29, 2002, aggregate principal payments due on long-term debt over the next four years and thereafter are as follows:

(in thousands)
2003	$1,133
2004	721
2005	2,304
2006	81
2007 and thereafter	90

$4,329

      On January 31, 2002, the Company amended and restated its revolving line of credit agreement with the existing lender, increasing the amount available for borrowing to $17.5 million, with interest payable monthly at a variable rate, at the Company’s option, based on either the prime rate or the Eurodollar rate. The unused line of credit bears a commitment fee of 0.35% payable quarterly. The new credit agreement will mature on September 30, 2004, and is collateralized by the Company’s receivables, equipment and certain real estate.

      Under the line of credit, there were borrowings of $2,500,000 at March 29, 2002, and no borrowings at March 30, 2001. For the year ended March 29, 2002, average borrowings on the line of credit were $1,066,591, with an average interest rate of 4.35 percent, as compared to average borrowings of $2,198,572, with an average interest rate of 9.22 percent for the year ended March 30, 2001. Outstanding letters of credit further reduced the availability under the line of credit by $1,847,588 at March 29, 2002 and $2,450,147 at March 30, 2001. Under this agreement, the Company is required to maintain certain financial ratios and other financial conditions, the most restrictive of which requires the Company to maintain certain debt-to-equity ratios, a minimum fixed charge coverage and a minimum amount of tangible net worth. In addition, there are restrictions on the incurrence of additional indebtedness, disposition and acquisition of assets and transactions with affiliates.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Income Taxes:

      The income tax provision or benefit reflected in the consolidated statement of operations consists of the following:

	March 29,	March 30,	March 31,
	2002	2001	2000

	(in thousands)
Current:
Federal	$(1,645)	$1,899	$2,440
State and local	(117)	116	169

	(1,762)	2,015	2,609

Deferred:
Federal	(569)	(2,137)	(8)
State and local	(50)	(186)	(1)

	(619)	(2,323)	(9)

	$(2,381)	$(308)	$2,600

      Differences between the income tax provision on income before income taxes reflected in the statement of operations and that computed by applying the statutory federal income tax rate are attributable to the following:

	March 29,	March 30,	March 31,
	2002	2001	2000

	(in thousands)
Income tax provision at the statutory federal rate	$(2,182)	$(312)	$2,356
State and local taxes, net of federal tax benefit	(110)	(46)	111
Other	(89)	50	133

	$(2,381)	$(308)	$2,600

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Income Taxes — (Continued)

      Temporary differences and carryforwards that give rise to deferred tax assets and (liabilities) are as follows:

	March 29,	March 30,
	2002	2001

	(in thousands)
Deferred tax asset:
Allowance for doubtful accounts	$263	$137
Vested and non-vested vacation balance	450	471
Workers compensation accrual	1,041	673
Capital loss carryforwards	205	233
Provision for restructuring charges	292	837
Provision for mold remediation	308	0
Stock compensation	214	153
Deferred registration fees	168	206
All other	9	(14)

	$2,950	$2,696

Deferred tax liability:
Basis and depreciation differences of property	$(2,722)	$(3,114)
Straight-line rent	417	444

	(2,305)	(2,670)

Net deferred tax asset (liability)	$645	$26

      The Company has capital loss carryforwards which will expire as follows: March 28, 2003, $58,000; and April 1, 2005, $482,000. The Company believes that all of its deferred tax assets will be realized through the implementation of certain tax planning strategies, which include the sale and closure of certain centers.

7. Leases:

      The Company leases certain land and buildings, primarily children’s centers and vehicles, under non-cancelable operating leases with original terms ranging from 1 to 25 years. Certain leases contain purchase and renewal options, impose restrictions upon making certain payments and incurring additional debt, and may provide for rental increases at specified intervals and contingent rents based upon a specified percentage of the gross revenues derived from operating a business at the lease facility. Rental expense for the years ended March 29, 2002, March 30, 2001 and March 31, 2000 was $21,953,476, $21,358,383 and $17,496,726, respectively. These amounts included contingent rental expense of $302,487, $352,213 and $338,705 for the years ended March 29, 2002, March 30, 2001 and March 31, 2000, respectively.

      Future minimum rental commitments at March 29, 2002 for all non-cancelable operating leases are as follows:

	Total — All	Closed Centers
	Centers	Only

	(in thousands)
2003	$20,661	$519
2004	19,545	322
2005	18,343	311
2006	17,091	448
2007	15,512	398
Thereafter	79,312	1,419

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Leases — (Continued)

      “Closed Centers Only” represents the minimum lease payments in total for all closed centers. The Company has accrued $755,000 in restructuring charges related to these lease payments. The Company expects to assign the remaining amounts to a third party or negotiate reductions with the landlord.

      In addition, the Company is contingently liable on approximately $1.0 million for lease assignments already negotiated in connection with certain lease terminations resulting from the fiscal 2001 restructuring program. There are no other significant off-balance sheet arrangements.

8. Employee Benefit Plan:

      The Company has a 401(k) Savings and Retirement Plan (the “Plan”) covering substantially all of its full-time employees. The Company matches 25 percent of employee contributions up to 4 percent of compensation. Employees may contribute up to 15 percent of compensation to the Plan. Amounts expensed for the years ended March 29, 2002, March 30, 2001 and March 31, 2000 were $104,121, $97,091 and $92,506, respectively.

9. Stock Options:

      In November 1995, the Company adopted the 1995 Stock Incentive Plan for Key Employees (the “Stock Option Plan”). The Stock Option Plan became effective, February 2, 1996, concurrent with the effectiveness of the registration statement relating to the Company’s initial public offering of Common Stock. The aggregate number of shares that may be issued pursuant to the Stock Option Plan, was 300,000 shares. At the 2000 Annual Shareholder Meeting, an amendment was approved increasing the amount of shares available for grant or award by 300,000, bringing the new total to 600,000 shares. Options may be granted, or restricted stock awarded, at the discretion of the Company’s compensation committee from time to time at a range of 75 percent to 110 percent of the market value of the stock on the date on which such option is granted as defined in the Stock Option Plan. Each option granted under the plan shall expire in five to ten years from the date of grant, as defined in the Stock Option Plan. Restrictions on sale or transfer of stock awarded under the Stock Option Plan, if any, range from six months to five years. Vesting requirements are determined by the committee at the time of the grant, provided however, no stock option may be exercisable prior to the expiration of six months from the date of grant unless the participant dies or becomes disabled prior thereto. Options granted during fiscal 2002 of 620,500 were granted at the then market price and vest evenly over a three-year period. No compensation expense has been recorded on any employee options, as all options were granted at the fair market price. In addition, the Company adopted the Director Stock Option Plan, effective February 2, 1996, providing for annual grants of stock options to non-employee directors to purchase common stock at fair value as of the date of such grant. The aggregate number of shares which may be issued pursuant to the Director Stock Option Plan, is 75,000 shares. Each option grant under the plan shall expire five years from the date of grant. Options vest in full on the first anniversary of the date of grant and 12,500 and 15,000 options were granted under the plan during fiscal 2002 and 2001, respectively.

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

		Year Ended	Year Ended	Year Ended
		March 29,	March 30,	March 31,
		2002	2001	2000

		(in thousands except for share data)
Net income (loss):	As reported	$(4,035)	$(609)	$4,329
	Pro forma	$(4,128)	$(688)	$4,106
Earnings (loss) per share:
Basic	As reported	$(0.77)	$(0.12)	$0.82
	Pro forma	$(0.79)	$(0.13)	$0.78
Diluted	As reported	$(0.77)	$(0.12)	$0.82
	Pro forma	$(0.79)	$(0.13)	$0.78
Weighted average fair value of options granted during the year		$3.54	$2.55	$4.22

      The fair value of the options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the “Black-Scholes” option-pricing model with the following weighted average assumptions for 2002, 2001 and 2000, respectively: no dividend yield; expected volatility of 35.5, 34.2 and 39.0 percent; risk free interest rate of 4.3, 6.0 and 5.3 percent; and expected holding periods of 4.0, 3.6 and 3.7 for fiscal years 2002, 2001 and 2000, respectively.

      Presented below is a summary of the status of the stock options held by employees of the Company as of March 29, 2002, March 30, 2001 and March 31, 2000:

	Year Ended		Year Ended		Year Ended
	March 29, 2002		March 30, 2001		March 31, 2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Options	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of Period	401,450	$10.30	314,351	$11.80	251,267	$11.81
Granted	633,000	10.46	158,800	7.99	71,350	11.77
Exercised	—	—	—	—	—	—
Forfeited/expired	(684,366)	10.62	(71,701)	11.01	(8,266)	12.09

Options outstanding at end of Period	350,084	$9.96	401,450	$10.43	314,351	$11.80

Options exercisable	278,760	$11.06	268,286	$10.89	183,667	$11.44

      Of the 350,084 options outstanding at March 29, 2002, 237,427 were exercisable at per share prices ranging from $4.05 to $11.81, with a weighted average exercise price of $9.96 and a weighted average remaining contractual life of 2.8 years; 41,333 were exercisable at per share prices ranging from $11.82 to $18.28, with a weighted average exercise price of $17.36 and a weighted average remaining contractual life of 2.2 years.

10. Option Grants for Consulting Services and Related Party Transactions:

      In July 2000, the Company retained Jacobson Partners, of which Benjamin R. Jacobson, a director of the Company, is the managing general partner, to provide management and financial consulting services. As part of the consideration to be paid to, and to add further incentive for such services, Jacobson Partners was

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Option Grants for Consulting Services and Related Party Transactions — (Continued)

granted stock options to purchase 557,275 shares. As of March 29, 2002, Jacobson Partners has exercised options totaling 294,117 shares at a cost of $2,500,000. The remaining 263,158 shares have an option price of $9.50 and expire in July 2002. Additionally, Jacobson Partners receives an annual consulting fee in the amount of $250,000, plus reimbursement of reasonable out-of-pocket expenses. As a result of the stock option grants, the Company recorded additional compensation expense of $297,950 in fiscal 2001. In connection with the proposed Tutor Time acquisition (see Note 16 “Subsequent Events”), Jacobson Partners has been retained to provide investment advisory services (including for related post-closing services), and, if the Company is successful in acquiring the assets of Tutor Time, one of the above-described investment funds controlled by Jacobson Partners has committed to partially fund the financing of the acquisition. If the Company is successful in acquiring the Tutor Time assets, Jacobson Partners will be entitled to a fee of $1,000,000, of which $333,334 will be payable in cash and the remainder will be payable by the issuance of 175,438 shares of the Company’s common stock (based on a conversion price of $3.80 per share). Although the terms of the financing arrangement have not yet been finalized, the Company believes that the foregoing transactions are, or will be, on terms similar to arm’s-length terms available from unrelated parties. Total expenses incurred for Jacobson Partners were $261,255, $485,196 and $0 for 2002, 2001 and 2000, respectively. All of these related party consulting and compensation expenses are included in General and Administrative expense in the accompanying Consolidated Statement of Operations. James J. Morgan, the Company’s Chairman of the Board and interim Chief Executive Officer, became a partner of Jacobson Partners effective January 1, 2002. George A. Kellner also serves as a special advisor to Jacobson Partners.

      The Company’s current interim Chief Executive Officer, was granted 60,000 options in January 2001. As initially granted, the options have a $7.00 exercise price, vest at the rate of 10,000 per month and expire January 2003. The Company recorded $108,300 of additional stock compensation expense for these options in fiscal 2001. After the executive was appointed Chairman of the Board in August 2001, these options were extended to expire in September 2006. At that time, he was also granted an additional 50,000 options. These additional options have an $11.00 exercise price, vest after one year and expire in September 2006. As a result of these additional stock option grants and modifications, the Company recorded additional compensation expense of $141,025 for fiscal 2002.

      The interim Chief Financial Officer was granted 10,000 options in March 2001. The options have a $7.97 exercise price, vest evenly over 3 years and expire in March 2007. In September 2001, the executive was granted an additional 20,000 options. These additional options have an $11.00 exercise price, vest after one year and expire in September 2006. As a result of these stock option grants, the Company recorded additional compensation expense of $18,004 for fiscal 2002.

11. Commitments & Contingencies:

      The Company is contingently liable for approximately $1.0 million for lease assignments negotiated in connection with certain lease terminations. (See Note 12.)

      The Company was a defendant in a personal injury lawsuit in which the plaintiffs alleged their infant son experienced respiratory and cardiac arrest while in the Company’s care, resulting in injuries to their child. During fiscal 2002, the Company settled the case and the entire amount of the settlement was covered under the Company’s insurance policy. During fiscal 2002, the Company decided not to pursue opening three new build-to-suit centers after leases for these centers had been signed with the developer of the centers. The Company was subsequently sued by the developer for breach of contract. This case was settled at the end of fiscal 2002, and a current liability has been recorded on the balance sheet as of March 29, 2002 in the amount of $800,000. In addition to the above matters, there are various legal actions and other claims are pending or could be asserted against the Company. Litigation is subject to many uncertainties; the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Commitments & Contingencies — (Continued)

be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company.

      In fiscal 2002, to continue providing a safe environment for our customers, the Company began a mold remediation program for its operating centers, identifying approximately 86 affected centers. The Company expensed $1,005,000 in fiscal 2002 for the required remediation. The remediation efforts will be substantially complete by the end of the first quarter of fiscal 2003.

12. Restructuring Charges:

      In January 2001, the Company hired a new senior management team, who reviewed the Company’s operations and developed a new strategic direction. This review identified short and long-term profitability goals and identified areas designed to improve productivity and reduce operating costs.

      The Company instituted a restructuring program in fiscal 2001 and incurred a charge of $4,000,000 in March 2001. In this regard, the Company closed all 10 of its Oxford Learning Centers of America and identified 19 under-performing centers to be closed in fiscal 2002. As of March 29, 2002, all but one of the under-performing centers have been closed. Approximately 200 employees were or will be involuntarily terminated in connection with the closures of Oxford Learning Centers of America and the 19 under-performing Childtime centers. These under-performing centers generated operating losses in fiscal 2001 of $526,000 on revenues of $6,132,000, while Oxford Learning Centers of America generated operating losses of $818,000 on revenues of $465,000.

      The total fiscal 2001 restructuring charge of $4,000,000 was comprised of $1,915,000 of estimated undiscounted lease termination costs, $1,539,000 of impairment of fixed and intangible assets and $546,000 of severance costs. Included as a current liability in the March 30, 2001 balance sheet is $2,410,000 of accrued restructuring expenses.

      A summary of the restructuring reserve is as follows (in thousands):

	2001 Restructuring Reserve Analysis

	Beginning			Ending
	Accrual	Accrual	Cash	Accrual
	March 30, 2001	Adjustments	Payments	March 29, 2002

Lease termination costs	$1,958	$223	$1,426	$755
Severance costs	452	(73)	379	0

Total	$2,410	$150	$1,805	$755

      During fiscal 2002, a higher than anticipated number of employees transferred to other centers within the Company when the identified centers were closed. As a result, the amount of severance paid to terminated employees was $73,000 less than originally estimated. Furthermore, the Company recorded additional costs of $223,000 associated with unanticipated required maintenance and future undiscounted lease termination costs associated with the closed centers. The Company expects to complete its plan within fiscal 2003.

      Also during fiscal 2002, the Company decided to restructure its senior management team. Severance costs of $428,000 were incurred in connection with the replacement of three individuals. $74,000 representing the remaining unpaid severance is currently included in accrued restructuring.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Supplemental Cash Flow Information:

	March 29,	March 30,	March 31,
	2002	2001	2000

	(in thousands)
Cash payments during the year for:
Interest	$438	$1,003	$371
Income taxes	$821	$2,265	$2,867

      In connection with the acquisition of certain assets, the Company incurred debt of $1,732,500, and $6,283,500 in 2001 and 2000, respectively.

14. Book Overdrafts:

      Book overdrafts represent unfunded checks drawn on zero balance accounts that have not been presented for funding to the Company’s banks. The overdrafts are funded, without bank finance charges, as soon as they are presented. The aggregate book overdrafts for the year ended March 29, 2002 was $4,041,000 as compared to $2,806,000 for March 30, 2001.

15. Quarterly Data (unaudited):

      The following table shows certain unaudited financial information for the Company for the interim periods indicated. As discussed in Note 2(k), the Company changed its method of revenue recognition related to registration and materials fees effective April 1, 2000. Accordingly, the following unaudited quarterly operating results for the first three quarters of the year ended March 30, 2001 have been restated to reflect the impact of the change in accounting method as if adopted on April 1, 2000. Additionally, quarterly results may vary from year to year depending on the timing and amount of revenues and costs associated with new center development and acquisitions, as well as certain other costs, including restructuring and impairment charges of $4,000,000 and $1,447,000, respectively, during the last quarter of fiscal 2001. In addition, during the second quarter of fiscal 2002, the Company recorded charges of $1,000,000 for bad debt expenses, $1,300,000 for mold remediation expenses and $950,000 for legal settlement expenses associated with certain properties that the Company decided not to develop. Finally, the Company recorded impairment charges of $1,916,000 and severance costs of $295,000 in the fourth quarter of 2002.

Quarterly Data

	Fiscal 2002

	12 Weeks Ended	12 Weeks Ended	12 Weeks Ended	16 Weeks Ended
	March 29, 2002	January 4, 2002	October 12, 2001	July 20, 2001

	(In thousands, except per share data)
Revenue	$32,740	$30,979	$31,950	$46,730
Gross profit	$2,361	$2,529	$2,488	$5,836
Net income	$(2,468)	$(544)	$(2,427)	$1,404
Earnings per share — Diluted	$(0.47)	$(0.10)	$(0.46)	$0.27

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Quarterly Data (unaudited) — (Continued)

	Quarterly Data — (Continued)

	Fiscal 2001

	12 Weeks Ended	12 Weeks Ended		12 Weeks Ended		16 Weeks Ended
	March 30, 2001	January 5, 2001		October 13, 2000		July 21, 2000

		As		As		As
	As	Previously	As	Previously	As	Previously	As
	Reported	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted

	(In thousands, except per share data)
Revenue	$35,147	$33,155	$33,191	$33,762	$33,353	$45,958	$46,152
Gross profit	$3,782	$3,732	$3,768	$3,433	$3,024	$5,806	$6,000
Cumulative effect of change in accounting principle (net of tax)	$—	$—	$—	$—	$—	$—	$(275)
Net income (loss)	$(2,741)	$669	$693	$603	$337	$1,251	$1,102
Earnings (loss) per share — Diluted	$(0.52)	$0.13	$0.13	$0.12	$0.07	$0.25	$0.22

16. Subsequent Events

      On June 18, 2002, the Company submitted a bid with the U.S. Bankruptcy Court of the Southern District of Florida to purchase substantially all of the assets of Tutor Time Learning Systems, Inc., for an aggregate purchase price of $22 million plus the assumption of specified liabilities. The Company’s bid together with any other bid that may be submitted, will be subject to a hearing, and possibly an auction, currently scheduled for June 27, 2002.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Additions Charged to

	Balance at				Balance at
	Beginning	Cost and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

	(in thousands)
Fiscal year ended March 31, 2000, reserve for doubtful accounts and claims	$255	$385	$0	$(345)	$295

Fiscal year ended March 30, 2001, reserve for doubtful accounts and claims	$295	$458	$0	$(393)	$360

Fiscal year ended March 29, 2002, reserve for doubtful accounts and claims	$360	$1,324	$0	$(991)	$693

S-1

INDEX TO EXHIBITS

Exhibit
Number

3(i)	—	Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 33-99596), are incorporated herein by reference.
3(ii)	—	Restated Bylaws of the Registrant, filed as Exhibit 3.4 to the Registrant’s Form S-1 Registration Statement (Registration No. 33-99596), are incorporated herein by reference.
4.1	—	Common Stock Purchase Warrant between Security Pacific Business Credit Inc. (“SPBC”) and KD Acquisition Corporation (“Acquisition”), filed as Exhibit 4.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 33-99596), is incorporated herein by reference.
4.2	—	First Amendment to Common Stock Purchase Warrant between SPBC and Acquisition dated as of December 28, 1995, filed as Exhibit 4.4 to the Registrant’s S-1 Registration Statement (Registration No. 33-99596), is incorporated herein by reference.
4.3	—	Amended and Restated Credit Agreement dated as of January 31, 2002, between Childtime Childcare, Inc. (“Childtime”) and Bank One, Michigan, filed as Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended January 4, 2002, is incorporated herein by reference.
4.4	—	First Amendment to Amended and Restated Credit Agreement dated as of April 1, 2002, between Childtime and Bank One, Michigan.
9	—	Letter agreement dated July 6, 2000, among Childcare Associates, KD Partners II and Jacobson Partners, filed as Exhibit 9 to the Registrant’s Form 10-K for the year ended March 30, 2001, is incorporated herein by reference.
10.1	—	Director Stock Option Plan, filed as Exhibit 10.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 33-99596), is incorporated herein by reference.
10.2	—	1995 Stock Incentive Plan for Key Employees, filed as Exhibit 10.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 33-99596), is incorporated herein by reference.
10.3	—	First Amendment to 1995 Stock Incentive Plan for Key Employees, filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended March 30, 2001, is incorporated herein by reference.
10.4	—	Letter agreement dated July 6, 2000, between Registrant and Jacobson Partners, regarding management and financial consulting services, filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended March 30, 2001, is incorporated herein by reference.
10.5	—	Consulting Agreement dated January 16, 2001, between the Registrant and James Morgan, filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended January 5, 2001, is incorporated herein by reference.
10.6	—	Consulting Agreement dated January 19, 2001, between the Registrant and Leonard C. Tylka, filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended January 5, 2001, is incorporated herein by reference.
10.7	—	Employment Separation Agreement and Mutual Release dated February 14, 2001, among the Registrant, Childtime and Harold A. Lewis, filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended March 30, 2001, is incorporated herein by reference.
10.8	—	Employment Separation Agreement and Mutual Release dated February 12, 2001, among the Registrant, Childtime and Michael M. Yeager, filed as Exhibit 10.8 to the Registrant’s Form 10-K for the year ended March 30, 2001, is incorporated herein by reference.
10.9	—	Option Agreement effective March 27, 2001, between the Registrant and Leonard Tylka.

E-1

Exhibit
Number

10.10	—	Letter agreement dated July 26, 2001, between Jacobson Partners, on behalf of the Registrant, and James J. Morgan, filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended October 12, 2001, is incorporated herein by reference.
10.11	—	Employment Agreement dated August 14, 2001, between the Registrant and Alfred R. Novas, filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended October 12, 2001, is incorporated herein by reference.
10.12	—	Option Agreement dated August 14, 2001, between the Registrant and Alfred R. Novas, filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended October 12, 2001, is incorporated herein by reference.
10.13	—	Option Agreement dated August 14, 2001, between the Registrant and Alfred R. Novas, filed as Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended October 12, 2001, is incorporated herein by reference.
10.14	—	Option Agreement dated August 14, 2001, between the Registrant and Alfred R. Novas, filed as Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended October 12, 2001, is incorporated herein by reference.
10.15	—	Option Agreement dated September 5, 2001, between the Registrant and Leonard C. Tylka.
10.16	—	Consulting Agreement dated as of February 20, 2002, between the Registrant and Leonard C. Tylka.
10.17	—	Employment Agreement dated March 13, 2002, between Childtime and Karen R. Danner.
10.18	—	Employment Severance Agreement dated March 27, 2002, between the Registrant and Alfred R. Novas.
10.19	—	Fee Agreement dated June 27, 2002 between the Registrant and Jacobson Partners.
21	—	List of Subsidiaries.
23	—	Consent of PricewaterhouseCoopers LLP, dated June 26, 2002.

E-2