Form 10-Q
period 2002-07-19
CHILDTIME LEARNING CENTERS INC
filed 2002-09-09
CIK 1003648

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended July 19, 2002

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 for the transition period from ______________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of August 20, 2002, there were 5,416,210 outstanding shares of Common Stock, no par value per share, of the registrant.

PART I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
A. Consolidated Balance Sheets July 19, 2002 and July 20, 2001
B. Consolidated Statements of Operations 16 weeks ended July 19, 2002 and July 20, 2001
C. Consolidated Statements of Cash Flows 16 weeks ended July 19, 2002 and July 20, 2001
D. Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EX-3.1 Amendment to Restated Bylaws
EX-10.1 Stock Option Agreement - William D. Davis
EX-10.2 Employment Agreement - Frank Jerneycic
EX-99.1 Certification of Chief Executive Officer
EX-99.2 Certification of Chief Financial Officer
EX-99.3 Press Release issued August 29, 2002
EX-99.4 Press Release issued September 9, 2002

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	A. Consolidated Balance Sheets July 19, 2002 and July 20, 2001	3
	B. Consolidated Statements of Operations 16 weeks ended July 19, 2002 and July 20, 2001	4
	C. Consolidated Statements of Cash Flows 16 weeks ended July 19, 2002 and July 20, 2001	5
	D. Notes to Consolidated Financial Statements	6-11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-14
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 6.	Exhibits, Reports on Form 8-K	16
SIGNATURES		16
CERTIFICATIONS		17-18

Part I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In thousands)	July 19,	March 29,
	2002	2002
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,219	$4,891
Accounts receivable, net	7,669	5,235
Prepaid expenses and other current assets	2,201	2,329
Income tax receivable	2,941	2,509
Deferred income taxes	2,940	3,764

Total current assets	17,970	18,728

LAND, BUILDINGS AND EQUIPMENT:
Land	9,362	9,503
Buildings	18,775	19,180
Leasehold improvements	11,143	10,010
Vehicles, furniture and equipment	17,390	14,820

	56,670	53,513
Less: accumulated depreciation and amortization	(17,244)	(16,531)

	39,426	36,982

OTHER NONCURRENT ASSETS:
Intangible assets, net	40,648	17,325
Refundable deposits and other	2,035	1,080

	42,683	18,405

TOTAL ASSETS	$100,079	$74,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts and drafts payable	$5,757	$6,271
Accrued wages and benefits	5,636	4,508
Revolving line of credit	10,962	2,500
Current portion of long-term debt	1,117	1,133
Restructuring accrual	1,101	829
Other current liabilities	9,945	8,094

Total current liabilities	34,518	23,335
LONG-TERM DEBT, NET OF CURRENT PORTION ($10,844 to related parties at July 19, 2002)	18,587	3,196
DEFERRED RENT LIABILITY	960	983
DEFERRED INCOME TAXES	2,458	3,119

Total liabilities	56,523	30,633

SHAREHOLDERS’ EQUITY:
Common stock, 10,000,000 shares authorized, no par value; 5,416,210 and 5,240,772 issued and outstanding at July 19, 2002 and March 29, 2002, respectively	31,665	31,183
Preferred stock, 1,000,000 shares authorized, no par value; no shares issued or outstanding
Retained earnings	11,891	12,299

Total shareholders’ equity	43,556	43,482

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$100,079	$74,115

The accompanying footnotes are an integral part of the consolidated financial statements

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share data)	16 weeks ended
	July 19,	July 20,
	2002	2001

Revenues, net	$44,883	$46,730

Operating expenses of Learning Centers	40,422	39,916
Provision for doubtful accounts	194	75
General and administrative expenses	3,528	2,964
Restructuring expense	512	—
Depreciation and amortization expense	768	1,384

OPERATING EARNINGS (LOSS)	(541)	2,391
Interest expense, net	111	173
Other income, net	(5)	(36)

EARNINGS (LOSS) BEFORE INCOME TAXES	(647)	2,254
Income tax provision (benefit)	(239)	850

NET EARNINGS (LOSS)	$(408)	$1,404

WEIGHTED AVERAGE SHARES OUTSTANDING	5,241	5,226
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.08)	$0.27

The accompanying footnotes are an integral part of the consolidated financial statements

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)	16 Weeks Ended
	July 19,	July 20,
	2002	2001

OPERATING ACTIVITIES:
Net earnings (loss)	$(408)	$1,404
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	917	1,378
Provision for doubtful accounts	194	75
Stock option compensation expense	0	24
Deferred rent liability	(23)	(108)
Deferred income taxes	163	489
(Gains) losses on sale of assets	(149)	18
Changes in operating assets and liabilities:
Accounts receivable	(428)	(833)
Prepaid expenses and other current assets	696	1,298
Restructuring accrual	272	(541)
Accounts payable	1,540	(687)
Accruals and other current liabilities	(1,601)	(729)

Net cash provided (used) by operating activities	1,173	1,788

INVESTING ACTIVITIES:
Acquisition of Tutor Time — net of cash acquired	(23,790)	—
Capital spending	(739)	(1,476)
Expenditures for reimbursable construction costs	—	(898)
Proceeds from sales of assets	555	—
Payments for refundable deposits and other assets	(5)	(3)

Net cash used in investing activities	(23,979)	(2,377)

FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	8,462	—
Repayments under long-term debt	(275)	(284)
Issuance of long-term debt	14,000	—
Changes in drafts payable	(2,053)	(399)
Repayments of reimbursable construction	—	229

Net cash provided (used) by financing activities	20,134	(454)

Net decrease in cash and cash equivalents	(2,672)	(1,043)
Cash and cash equivalents, beginning of year	4,891	3,379

Cash and cash equivalents, end of period	$2,219	$2,336

The accompanying footnotes are an integral part of the consolidated financial statements

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Note 1 – Description of Business

Childtime Learning Centers, Inc. and subsidiaries (“Childtime” or the “Company”) began operations in 1967, and operates for-profit childcare centers in 23 states and the District of Columbia. On July 19, 2002, the Company acquired substantially all of the assets of Tutor Time Learning Systems, Inc., a Florida corporation (“Tutor Time”), for an aggregate purchase price of approximately $22,400,000, excluding acquisition costs of approximately $2.4 million, plus the assumption of certain liabilities. The acquisition was consummated pursuant to an asset purchase agreement dated as of June 28, 2002, approved by the U.S. Bankruptcy Court, Southern District of Florida and closed on July 19, 2002. The assets acquired by the Company consisted of substantially all of the operating assets and contract rights used by Tutor Time in its child care operations, which were comprised of 198 company-owned and franchised child care centers operating in 23 states and internationally, and were purchased to improve its product offering and to enter the childcare franchise business. The Tutor Time centers are on average newer and larger than Childtime’s centers, and Tutor Time is the largest franchisor in the childcare industry. Additionally, the Company gained access to approximately 34 sites that are in the development pipeline and are expected to open as either franchise or corporate centers over the next 18 months. As of July 19, 2002, Childtime operated 343 Company owned centers and franchised an additional 129 centers with an aggregate licensed capacity for over 50,000 children.

Note 2 – Acquisition and Pro Forma Information

As previously mentioned, on July 19, 2002, the Company acquired substantially all of the assets of Tutor Time Learning Systems, Inc., a Florida corporation (“Tutor Time”), for an aggregate purchase price of approximately $22,400,000, excluding acquisition costs of approximately $2.4 million, plus the assumption of certain liabilities. In consideration for the provision of investment advisory services with respect to the acquisition (including related post-closing services), Jacobson Partners was paid an advisory fee consisting of a cash payment of $333,336 and the issuance of 175,438 shares. Jacobson Partners is the management and financial consultant to the Company of which Benjamin R. Jacobson, a director of the Company is the managing general partner, James J. Morgan, the Company’s Chairman of the Board, is a partner, and George A. Kellner, the Company’s Vice Chairman of the Board, is a special advisor.

The Tutor Time acquisition was financed, in part, by Bank One, NA through its secured credit facility with Childtime Childcare, Inc., a wholly-owned subsidiary of the Company, as amended by the Second Amendment to Amended and Restated Credit Agreement (“Second Amendment”) dated as of July 19, 2002.

Subordinated loans (the “Subordinated Notes”) in the aggregate amount of $14 million were provided by a group of lenders organized by Jacobson Partners to fund the balance of the Tutor Time acquisition purchase price and to provide related working capital. The Subordinated Notes are subject to a Subordination Agreement in favor of Bank One, NA, mature December 31, 2004 and bear interest at 15% of which 7% is payable in cash, with the balance payable in kind by the issuance of additional subordinated notes (the “Additional Subordinated Notes”) with interest and principal payable on the earlier of December 31, 2004 or such date on or after March 31, 2003, on which the Company is in compliance with the Senior Debt to EBITDA covenant of the Second Amendment, provided that the Company has consummated the Rights Offering (defined below) and received net cash proceeds (and/or cancelled Subordinated Notes) of at least $7,500,000 from the issuance of Common Stock in such Rights Offering (the “Minimum Equity Agreement”). If the Rights Offering is not consummated and the Minimum Equity Amount is not received on or before July 19, 2003, then until the earlier of December 31, 2004 or the date on which the Company consummates the Rights Offering and receives the Minimum Equity Amount, all interest on the Subordinated Notes will be payable by the issuance of Additional Subordinated Notes. Although Jacobson Partners received no consideration for arranging this financing, lenders included JP Acquisition Fund II, L.P. and JP Acquisition Fund III, L.P., entities controlled and managed by affiliates of Jacobson Partners (for an aggregate of $10,536,432), and three directors of the Company (Mr. Jacobson, Mr. Morgan and Mr. Kellner) and trusts for the benefit of their adult children (for an aggregate of $307,472).

In connection with the Tutor Time acquisition, JP Acquisition Fund II, L.P., JP Acquisition Fund III, L.P., and certain of their co-investors (collectively, the “Optionees”), including Messrs. Jacobson, Morgan and Kellner, agreed to arrange for the Company to obtain a standby purchase commitment in connection with the Company’s proposed rights offering contemplated for the purpose of refinancing the subordinated debt incurred by the Company in connection with the Tutor Time acquisition (the “Rights Offering”). As consideration for obtaining such commitment, a Special Committee of the Board of Directors approved, subject to shareholder approval, the grant to the Optionees of options to purchase, in the aggregate, up to 400,000 shares of Common Stock, until July 19, 2006, at an exercise price of $5.00 per share. All shares acquired by the Optionees would be subject to registration rights, pursuant to which, until July 6, 2007, the Optionees would have the right to cause the Company to register, at the Company’s expense, their shares of Common Stock, whenever the Company is otherwise registering shares (except in certain circumstances). This option grant was approved by shareholders at the Company’s 2002 Annual Meeting of Shareholders held August 15, 2002.

The Rights Offering is expected to take place prior to December 31, 2002 and will refinance the subordinated debt incurred by the Company in connection with the Tutor Time acquisition. As currently contemplated, each Rights Offering unit (“Unit”) will consist of 30 shares of common stock, valued at $3.50 per share, and a $35 subordinated debenture, giving an aggregate value to each Unit of $140. Subject to certain shareholder ownership requirements, all common shareholders as of the Rights Offering record date will be able to participate in the offering and will be allowed to acquire Units on a pro rata basis. The subordinated debentures will bear interest at 15%, have a five-year maturity, and be redeemable by the Company at any time at par, subject to restrictions under its senior lending agreements. As indicated above, JP Acquisition Fund II, L.P., JP Acquisition Fund III, L.P., and certain of their co-investors, including Messrs. Jacobson, Morgan and Kellner, have provided a commitment to purchase all Units not subscribed for in the Rights Offering.

The acquisition of Tutor Time is reflected in the consolidated balance sheet of the Company as of July 19, 2002 and has been accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No 141, Business Combinations. None of the results of operations of Tutor Time is included in the Company’s results of operation for any periods presented. The purchase price has been tentatively allocated as follows:

Current assets	$3,600
Property and notes	3,961
Intangible assets	23,336

Total assets	30,897
Liabilities assumed	(6,225)

Purchase price	$24,672

The purchase price allocation is preliminary and has not been finalized since the Company has not yet completed a valuation of Tutor Time. The Company is currently evaluating the extent of amortizable intangibles acquired and, for purposes of the pro forma results has estimated that approximately $12,000,000 of the purchase price will be amortizable intangibles (primarily trademarks, proprietary curriculum, franchise agreements and proprietary software). This amount will be finalized upon completion of the valuation. Such estimated amortizable intangibles are amortized over 10 years in the quarterly pro forma data shown below. As the amount of amortizable intangibles and the amortization periods are estimates, the final amounts may vary from the amounts presented below.

Pro forma information for the Company and Tutor Time follows:
(In thousands, except per share data)

	Quarter Ending

	July 19, 2002	July 20, 2001

Revenue	$61,431	$63,464
Earnings (loss) before income taxes	(568)	2,322
Net earnings (loss)	(358)	1,639
Earnings per share	(0.07)	0.30

In connection with the Tutor Time Learning Systems, Inc. bankruptcy proceedings, Tutor Time, at the request of the Company was able to reject numerous leases and franchise agreements. The accompanying pro forma information includes only the revenues and costs from those Tutor Time centers and franchises that were not rejected as part of the bankruptcy proceedings. No pro forma adjustments were made to the historical Tutor Time corporate overhead expenses ($2,030,000 and $3,559,000 for the quarters ended July 19, 2002 and July 20, 2001, respectively). Additional interest expense was included in the pro forma results based upon the additional debt incurred to finance the Tutor Time acquisition.

Note 3 – Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Childtime Learning Centers, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and, accordingly, include all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the periods represented to fairly state the Company’s financial condition, results of operations and its cash flows, for the interim periods presented.

These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the 52 weeks ended March 29, 2002. The results for the 16 weeks ended July 19, 2002, are not necessarily indicative of results for the entire year.

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

FISCAL YEAR

The Company utilizes a 52-53 week fiscal year ending on the Friday closest to March 31. For Fiscal years 2002 and 2003, the first quarter contained 16 weeks, and the fiscal years contain 52 weeks.

Note 4 – Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts. At July 19, 2002, and March 29, 2002, the allowance for doubtful accounts was $0.7 million and $0.7 million, respectively.

Note 5 – Reimbursable Construction Costs

In connection with certain build-to-suit centers to be leased, the Company enters into arrangements, whereby the Company accumulates costs during the construction process and is then reimbursed by the developer. The Company has various legal remedies available pursuant to the construction agreements to minimize the risk of nonreimbursement. For the 16 weeks ended July 19, 2002, and the year ended March 29, 2002, the Company financed construction costs of $0.0 million and $0.9 million, respectively, while related repayments received under reimbursement agreements were $0.0 million and $2.0 million, respectively.

Note 6 – Drafts Payable

Drafts payable represent unfunded checks drawn on zero balance accounts that have not been presented for funding to the Company’s banks. The drafts are funded, without finance charges, as soon as they are presented. At July 19, 2002, and March 29, 2002, the aggregate drafts payable are $2.0 million and $4.0 million, respectively.

Note 7 – Financing Arrangements

On January 31, 2002, the Company amended and restated its revolving line of credit agreement by entering into a new $17.5 million revolving line of credit agreement with its existing lender. The new credit agreement, as amended on July 19, 2002, will mature on September 30, 2004, and is secured by the Company’s receivables, equipment and certain real estate, with interest payable at a variable rate, at the Company’s option, based on either the prime rate or the Eurodollar rate. There were outstanding borrowings of $11.0 million at July 19, 2002, and outstanding borrowings of $2.5 million at March 29, 2002. Outstanding letters of credit reduced the availability under the line of credit in the amount of $2.3 million at July 19, 2002 and $2.5 million at March 29, 2002.

Note 8 – Contingencies

During fiscal 2002, the Company decided not to pursue opening three new build-to-suit centers after leases for these centers had been signed with the developer of the centers. The Company was subsequently sued by the developer for breach of contract. This case was settled at the end of fiscal 2002, and a current liability was recorded on the balance sheet as of March 29, 2002 in the amount of $800,000, which was paid during the quarter ended July 19, 2002. The Company remains contingently liable for approximately $1.0 million for subleases negotiated in connection with certain lease terminations (See Note 12).

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

Note 9 – Option Grants for Consulting Services and Related Party Transactions

In July 2000, the Company retained Jacobson Partners, of which Benjamin R. Jacobson, a director of the Company, is the managing general partner, to provide management and financial consulting services. As part of the consideration to be paid to, and to add further incentive for such services, Jacobson Partners was granted stock options to purchase 557,275 shares. As of March 29, 2002, Jacobson Partners has exercised options totaling 294,117 shares at a cost of $2,500,000. The remaining 263,158 shares expired in July 2002. Additionally, Jacobson Partners receives an annual consulting fee in the amount of $250,000, plus reimbursement of reasonable out-of-pocket expenses. In connection with the Tutor Time acquisition, Jacobson Partners was paid an advisory fee consisting of $333,336 and the issuance of 175,438 shares, and options were granted to certain related parties to acquire up to 400,000 shares of the Company’s common stock (see Note 2 “Acquisition and Pro Forma Information”). Total expenses incurred for Jacobson Partners (exclusive of the Tutor Time fee) were $77,000 and $77,000 for the quarters ended July 19, 2002 and July 20, 2001, respectively, and are included in General and

Administrative expense in the accompanying Consolidated Statement of Operations.

The Company’s current Chairman of the Board was granted 60,000 options in January 2001. As initially granted, the options have a $7.00 exercise price, vest at the rate of 10,000 per month and expire January 2003. After the executive was appointed Chairman of the Board in August 2001, these options were extended to expire in September 2006. At that time, he was also granted an additional 50,000 options. These additional options have an $11.00 exercise price, vest after one year and expire in September 2006.

Note 10 – Income Taxes

The Company provides for income taxes in accordance SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Note 11 – Earnings (Loss) Per Share

For the 16 weeks ended July 19, 2002, and July 20, 2001, basic earnings (loss) per share has been calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share has been calculated by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period and the assumed conversion of all potentially dilutive stock options. There were no dilutive stock options outstanding during the 16 weeks ended July 19, 2002 and 9 dilutive options outstanding on July 20, 2001. The calculation of basic and diluted shares is as follows (in thousands):

	Calculation of Incremental Shares
	Outstanding

	16 weeks ended

	July 19, 2002	July 20, 2001

Basic shares (based on weighted average)	5,241	5,226
Stock options	0	9

Diluted shares	5,241	5,235

Note 12 – Restructuring Charges

The Company instituted a restructuring program in fiscal 2001 and incurred a charge of $4,000,000 in March 2001. In this regard, the Company closed all 10 of its Oxford Learning Centers of America and identified 19 under-performing centers to be closed in fiscal 2002. As of July 19, 2002, all but one of the under-performing centers have been closed. Approximately 200 employees were involuntarily terminated in connection with the closures of Oxford Learning Centers of America and the 19 under-performing Childtime centers. The Company expects to complete its plan during fiscal 2003. For the quarter ended July 19, 2002, the Company recorded restructuring expenses of $512,000. Of this amount, $200,000 is related to the closure of one additional center, not included in the 2001 restructuring program. The remaining $312,000 is to increase reserves related to the 2001 restructuring program. This increase is necessary as a result of current real estate market conditions.

A summary of the restructuring reserve is as follows (in thousands):

		Restructuring Reserve Analysis

	Beginning			Ending
	accrual	Restructuring	Cash	accrual
	March 29, 2002	Charge	payments	July 19, 2002

Lease termination costs	$755	$512	$204	$1,063
Severance costs	74	0	36	38

Total	$829	$512	$240	$1,101

Note 13 – Intangible Assets

Intangible assets as of July 19, 2002 and March 29, 2002 are comprised of the following:
(In thousands, except per share data)

	July 19, 2002	March 29, 2002

Goodwill (including estimates for Tutor Time)	$34,737	$23,401
Amortizable intangible assets	1,131	1,131
Estimated intangible assets related to Tutor Time acquisition (See Note 2)	12,000	—
Less: accumulated amortization	(7,220)	(7,207)

Intangible assets, net	$40,648	$17,325

The above intangible assets are being amortized primarily over 15 years. Effective for fiscal year 2003, the Company implemented SFAS 142 and thus stopped amortizing goodwill. Total amortization expense during the quarters ending July 19, 2002 and July 20, 2001 was $19,583 and $583,285 respectively, of which $546,429 related to goodwill during the quarter ending July 20, 2001. The following pro forma data reflects the elimination of goodwill for the 2001 results:

(In thousands, except per share data)

July 20, 2001 (excluding
goodwill amortization)

Earnings before taxes	$2,800
Net income	1,950
Earnings per share	0.37

Amortization expense, including amortization of intangible assets related to the Tutor Time acquisition, is estimated to be $0.8 million for Fiscal 2003 and $1.2 million for the four years thereafter.

Note 14 – New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new standard, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company is currently reviewing the impact of SFAS 142 and as required by SFAS 142 will complete the first step of the impairment test during the second quarter of Fiscal 2003.

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

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was issued in July 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121 on the same topic and establishes an accounting model for the impairment of long-lived assets. The Company has adopted SFAS 144 which had no impact on reported earnings.

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, was issued in April 2002, and rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted this Statement during the first quarter of Fiscal 2003 which had no significant effect on the Company.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002, and addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company is anticipating the adoption of SFAS No. 146 in the third quarter of Fiscal 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto included herein.

General

The information presented herein refers to the sixteen weeks ended July 19, 2002 (“first quarter 2003”) and the sixteen weeks ended July 20, 2001 (“first quarter 2002”).

During the first quarter 2003, the Company closed 2 centers due to financial under-performance. This compares to the addition of 4 centers and 19 dispositions during the first quarter 2002. The 2002 closings were part of the senior management team’s restructuring program to close under-performing centers in order to improve productivity and reduce operating costs. As of July 19, 2002, after giving effect to the Tutor Time acquisition, Childtime operated 343 Company owned centers and franchised an additional 129 centers with an aggregate licensed capacity for over 50,000 children.

The results of centers opened, acquired or disposed of are included in the Company’s financial statements from the date of opening or acquisition and through the date of disposition, as applicable. The timing of such new openings, acquisitions or dispositions could influence comparisons of year over year results.

Because the Tutor Time acquisition was not effective until the close of business on July 19, 2002, the results of operations of Tutor Time and its subsidiaries are not reflected in the Company’s Consolidated Statement of Operations included elsewhere in this Report.

Results of Operations

First quarter 2003 revenues decreased to $44.9 million from $46.7 for the first quarter 2002, a 4.0% decrease. This decrease was attributable to decreased revenues of $1.3 million from centers closed after the first quarter of fiscal 2002. Comparable center revenues (centers operating during the last 18 months) decreased $1.4 million or 3.2% for the first quarter 2003. The decrease was primarily due to a decline in utilization percentage and an increase in tuition discounts. These decreases were offset by revenue increases of $0.9 million from centers open less than 18 months.

First quarter 2003 operating expenses of Learning Centers (“Operating Expenses”) increased $0.5 million from the first quarter 2002. Operating Expenses as a percentage of net revenues increased to 90.1% for the first quarter 2003, from 85.5% for the first quarter 2002. Included in the first quarter 2003 and 2002 were $0.1 million and $1.5 million of Operating Expenses associated with centers that were closed subsequent to the first quarter of 2003 and 2002, respectively. Adjusting for these closed centers, Operating Expenses would have increased by $1.9 million in the first quarter 2003 compared with the prior year quarter. This $1.9 million increase was due primarily to increases in labor ($0.8 million) and other operating expenses ($0.7 million), primarily center supplies, transportation, and repairs and maintenance. The Company implemented wage increases effective April 1, 2002 for all hourly employees, which had been granted previously on each hourly employee’s anniversary date.

The provision for doubtful accounts increased by $0.1 million to $0.2 million in the first quarter of 2003, compared to $0.1 million in the first quarter of 2002, due to the current recessionary environment.

General and administrative expenses increased $0.5 million to $3.5 million for the first quarter 2003 from $3.0 million for the first quarter 2002. This increase was due to the higher costs ($0.5 million) associated with the establishment of four new regional offices during the latter part of first quarter 2002, and increased salaries ($0.1 million) due to additional personnel, offset by lower costs ($0.1 million) associated with the installation of a new management reporting system in fiscal 2002.

The Company instituted a restructuring program in fiscal 2001 and incurred a charge of $4,000,000 in March 2001. In this regard, the Company closed all 10 of its Oxford Learning Centers of America and identified 19 under-performing centers to be closed in fiscal 2002. As of July 19, 2002, all but one of the under-performing centers have been closed. Approximately 200 employees were involuntarily terminated in connection with the closures of Oxford Learning Centers of America and the 19 under-performing Childtime centers. The Company expects to complete its plan during fiscal 2003. For the quarter ended July 19, 2002, the Company recorded restructuring expenses of $512,000. Of this amount, $200,000 is related to the closure of one additional center, not included in the 2001 restructuring program. The remaining $312,000 is to increase reserves related to the 2001 restructuring program. This increase is necessary as a result of current real estate market conditions. During the quarter ended July 19, 2002 the Company made cash payments of $204,000 related to lease termination costs and $36,000 related to severance costs.

In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, effective in fiscal 2003 goodwill is no longer amortized, which accounts for the decrease of $0.6 million in Depreciation and Amortization expenses.

As a result of the foregoing changes, operating losses of ($541) thousand for the first quarter 2003 compares to operating earnings of $2.4 million for the first quarter 2002.

Interest expense decreased to $0.1 million in the first quarter 2003 from $0.2 million for the first quarter 2002.

The income tax benefit was $239,000 in the first quarter 2003 compared to an income tax provision of $850,000 in the first quarter 2002.

As a result of the foregoing changes, net earnings (loss) decreased to a net loss of ($0.4) million for the first quarter 2003 from $1.4 million in net earnings for the first quarter 2002.

Liquidity and Capital Resources

The Company’s primary cash requirements currently consist of its repayment of debt, maintenance of existing Learning Centers, and funding lease termination costs in conjunction with its fourth quarter Fiscal 2001 restructuring program. The Company believes that cash flow from operations, together with amounts available under its $17.5 million secured revolving line of credit facility entered into on January 31, 2002, as amended (see Note 7 in the Company’s Notes to Consolidated Financial Statements), will be sufficient to satisfy the Company’s anticipated cash requirements on both a long-term and short-term basis. Outstanding letters of credit reduced the availability under the line of credit in the amount of $2.3 million at July 19, 2002 and $2.5 million at March 29, 2002. Under this agreement, the Company is required to maintain certain financial ratios and other financial conditions, the most restrictive of which requires the Company to maintain certain debt-to-EBITDA ratios and minimum consolidated EBITDA levels. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets and transactions with affiliates. At July 19, 2002 the Company had not maintained minimum consolidated EBITDA levels required by the Amended and Restated Credit Agreement. The Company's primary lender approved a waiver to the Amended and Restated Credit Agreement dated as of January 31, 2002. This waiver was effective August 30, 2002, and is limited to the financial results for the quarter ended July 19, 2002.

Net cash provided by operations decreased to $1.2 million for the first quarter 2003, from $1.8 million for first quarter 2002. First quarter 2003 cash provided by operations was negatively impacted by lower net earnings and an increase in accounts receivable. Significant financing and investing activities are discussed below.

On July 19, 2002, the Company acquired substantially all of the assets of Tutor Time Learning Systems, Inc., a Florida corporation (“Tutor Time”), for an aggregate purchase price of approximately $22,400,000, excluding acquisition costs of approximately $2.4 million, plus the assumption of certain liabilities. The assets acquired by the Company consisted of substantially all of the operating assets and contract rights used by Tutor Time in its child care operations, which were comprised of 198 company-owned and franchised child care centers operating in 23 states and internationally.

The Tutor Time acquisition was financed, in part, through the Company’s $17.5 million secured bank credit facility as well as the issuance of $14 million of subordinated loans (the “Subordinated Notes”).

The Subordinated Notes were provided by a group of lenders organized by Jacobson Partners, to fund the balance of the Tutor Time acquisition purchase price and to provide related working capital. The Subordinated Notes mature December 31, 2004 and bear interest at 15% of which 7% is payable in cash, with the balance payable in kind by the issuance of additional subordinated notes (the “Additional

Subordinated Notes”) with interest and principal payable on the earlier of December 31, 2004 or such date on or after March 31, 2003, on which the Company is in compliance with the Senior Debt to EBITDA covenant of the Second Amendment, provided that the Company has consummated the Rights Offering (defined below) and received net cash proceeds (and/or cancelled Subordinated Notes) of at least $7,500,000 from the issuance of Common Stock in such Rights Offering (the “Minimum Equity Agreement”). If the Rights Offering is not consummated and the Minimum Equity Amount is not received on or before July 19, 2003, then until the earlier of December 31, 2004 or the date on which the Company consummates the Rights Offering and receives the Minimum Equity Amount, all interest on the Subordinated Notes will be payable by the issuance of Additional Subordinated Notes.

The Rights Offering is expected to take place prior to December 31, 2002 and will refinance the subordinated debt incurred by the Company in connection with the Tutor Time acquisition. As currently contemplated, each Rights Offering unit (“Unit”) will consist of 30 shares of common stock, valued at $3.50 per share, and a $35 subordinated debenture, giving an aggregate value to each Unit of $140. Subject to certain shareholder ownership requirements, all common shareholders as of the Rights Offering record date will be able to participate in the offering and will be allowed to acquire Units on a pro rata basis. The subordinated debentures will bear interest at 15%, have a five-year maturity, and be redeemable by the Company at any time at par, subject to restrictions under its senior lending agreements.

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

PART 2: OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding this item is set forth in Note 8 to the Company’s Notes to Consolidated Financial Statements included in Part I, Item 1 of this Report.

Items 2 and 3 are not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on August 15, 2002. At the meeting, the shareholders voted upon the election of directors and a proposed grant to affiliates of Jacobson Partners of options to purchase in the aggregate 400,000 shares of the Company’s common stock. The following is a tabulation of the votes:

(a) Election of Directors

	For	Votes Withheld

Jason K. Feld	4,521,928	406,850
James J. Morgan	4,496,072	432,706

	For	Against	Abstained

(b) Approval of Option Grant	3,685,170	818,899	540

Other directors of the Company whose term of office as a director continued after the Annual Meeting of Shareholders were: Milton Dresner, George A. Kellner, Benjamin R. Jacobson and Leonard C. Tylka.

Item 5. Other Items

On August 29, 2002, the Company announced the appointment of Mr. Frank Jerneycic as its new Chief Financial Officer, effective August 30, 2002.

On September 9, 2002, the Company announced that it had received notice of the determination by the Nasdaq Listing Qualifications Department that, absent an appeal by the Company, the Company’s securities would be delisted from The Nasdaq National Market System on September 13, 2002, because of the failure to maintain market value of publicly held shares of $5,000,000, as required for continued inclusion by Marketplace Rule 4450(a)(2). The Company intends to appeal the Staff determination. During the pendency of the appeal process, the Company’s securities will remain listed on The Nasdaq National Market System. If the Company determines that its appeal will not be successful, it will apply to transfer the listing of its securities to The Nasdaq SmallCap Market. Although there are no assurances that a transfer application to The Nasdaq SmallCap Market, if necessary, would be approved, the Company believes that it meets the applicable standards for inclusion in that market.

Item 6. Exhibits and Reports on Form 8-K

(a) Index to Exhibits:

Exhibit
Number	Description

3.1	Amendment to Restated Bylaws adopted August 15, 2002 (together with Restated Bylaws, as amended)

10.1	Stock Option Agreement dated as of August 15, 2002, between Childtime Learning Centers, Inc. and William D. Davis

10.2	Employment Agreement dated August 26, 2002, between Childtime Learning Centers, Inc. and Frank Jerneycic

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.3	Press release issued August 29, 2002, announcing the appointment of a new Chief Financial Officer

99.4	Press release issued September 9, 2002, announcing the Company’s receipt of a determination from the Nasdaq Listing Qualifications Department that the Company’s securities will be delisted from The Nasdaq National Market System

(b) Reports on Form 8-K:

1.)	The Company filed a Current Report on Form 8-K on April 3, 2002, announcing changes in the organization of the Company.

2.)	The Company filed a Current Report on Form 8-K on July 2, 2002, announcing that it had been confirmed as a successful bidder for the assets of Tutor Time Learning Systems, Inc.

3.)	The Company filed a Current Report on Form 8-K on August 5, 2002, announcing the acquisition of substantially all of the assets of Tutor Time Learning Systems, Inc. by the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHILDTIME LEARNING CENTERS, INC
(REGISTRANT)

/s/ Frank M. Jerneycic 9/9/02
Frank M. Jerneycic
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

CERTIFICATIONS

I, William D. Davis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Childtime Learning Centers, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 9, 2002

/s/ William D. Davis

William D. Davis
Chief Executive Officer

CERTIFICATIONS (Cont’d)

I, Frank Jerneycic, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Childtime Learning Centers, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 9, 2002

/s/ Frank M. Jerneycic
Frank M. Jerneycic Chief Financial Officer

Exhibit Index

Exhibit
Number	Description

3.1	Amendment to Restated Bylaws adopted August 15, 2002 (together with Restated Bylaws, as amended)

10.1	Stock Option Agreement dated as of August 15, 2002, between Childtime Learning Centers, Inc. and William D. Davis

10.2	Employment Agreement dated August 26, 2002, between Childtime Learning Centers, Inc. and Frank Jerneycic

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.3	Press release issued August 29, 2002, announcing the appointment of a new Chief Financial Officer

99.4	Press release issued September 9, 2002, announcing the Company’s receipt of a determination from the Nasdaq Listing Qualifications Department that the Company’s securities will be delisted from The Nasdaq National Market System