Form 10-Q
period 2002-10-11
CHILDTIME LEARNING CENTERS INC
filed 2003-01-06
CIK 1003648

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 11, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes ☐ No ☒

The number of shares of Registrant’s Common Stock, no par value per share, outstanding at November 22, 2002, was 5,416,210.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
A. Consolidated Balance Sheets October 11, 2002 and March 29, 2002
B. Consolidated Statements of Operations 12 weeks ended October 11, 2002 and October 12, 2001 and 28 weeks ended October 11, 2002 and October 12, 2001
C. Consolidated Statements of Cash Flows 28 weeks ended October 11, 2002 and October 12, 2001
D. Notes to Consolidated Financial Statements
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures about Market Risks
ITEM 4. Controls and Procedures
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 2. Changes in Securities and Use of Proceeds
ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 5. Other Information
ITEM 6. Exhibits, Reports on Form 8-K
SIGNATURES
Option Agreement between Company & Paul L. Gavin
Option Agreement between Company & Kenneth Johnson
Option Agreement between Company & Brett D Shevack
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Press release issued January 2, 2003

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarterly Period Ended October 11, 2002

			Page Number

PART I.	FINANCIAL INFORMATION
	ITEM 1.	Consolidated Financial Statements
		A. Consolidated Balance Sheets	3
		October 11, 2002 and March 29, 2002
		B. Consolidated Statements of Operations	4
		12 weeks ended October 11, 2002 and October 12, 2001
		28 weeks ended October 11, 2002 and October 12, 2001
		C. Consolidated Statements of Cash Flows	5
		28 weeks ended October 11, 2002 and October 12, 2001
		D. Notes to Consolidated Financial Statements	6-15
	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-19
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risks	20
	ITEM 4.	Controls and Procedures	20
PART II.	OTHER INFORMATION
	ITEM 1.	Legal Proceedings	20
	ITEM 2.	Changes in Securities and Use of Proceeds	21-22
	ITEM 4.	Submission of Matters to a Vote of Security Holders	22
	ITEM 5.	Other Information	22
	ITEM 6.	Exhibits, Reports on Form 8-K	22
SIGNATURES

PART I: FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 11,	March 29,
	2002	2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,101	$4,891
Accounts receivable, net	9,722	5,235
Prepaid expenses and other current assets	3,120	2,329
Income tax receivable	2,500	2,509
Deferred income taxes	1,833	3,764

Total current assets	19,276	18,728

LAND, BUILDINGS AND EQUIPMENT:
Land	9,362	9,503
Buildings	19,156	19,180
Leasehold improvements	8,800	10,010
Vehicles, furniture and equipment	13,219	14,820

	50,538	53,513
Less: accumulated depreciation and amortization	(15,326)	(16,531)

	35,212	36,982

OTHER NONCURRENT ASSETS:
Intangible assets, net	28,101	17,325
Refundable deposits and other	2,246	1,080

	30,346	18,405

TOTAL ASSETS	$84,834	$74,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts and drafts payable	$5,209	$6,271
Accrued wages and benefits	5,574	4,508
Revolving line of credit	13,900	2,500
Current portion of long-term debt	1,168	1,133
Restructuring accrual	1,072	829
Other current liabilities	12,393	8,094

Total current liabilities	39,316	23,335
LONG-TERM DEBT, NET OF CURRENT PORTION	17,383	3,196
DEFERRED RENT LIABILITY	936	983
DEFERRED INCOME TAXES	—	3,119

Total liabilities	57,635	30,633

SHAREHOLDERS’ EQUITY:
Common stock, 10,000,000 shares authorized, no par value; 5,416,210 and 5,240,772 issued and outstanding at October 11, 2002 and March 29, 2002, respectively	31,665	31,183
Preferred stock, 1,000,000 shares authorized, no par value; no shares issued or outstanding
Retained earnings (deficit)	(4,466)	12,299

Total shareholders’ equity	(27,199)	43,482

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$84,834	$74,115

The accompanying footnotes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(In thousands, except per share data)

	12 Weeks Ended		28 Weeks Ended

	October 11,	October 12,	October 11,	October 12,
	2002	2001	2002	2001

Revenue from Learning Center Operations	$42,813	$31,950	$87,696	$78,680
Revenue from Franchise Operations	1,142	—	1,142	—

Revenue, net	43,955	31,950	88,838	78,680
Operating expenses of Learning Centers	41,302	28,830	81,725	68,807
Provision for doubtful accounts	288	699	482	771
General and administrative expenses	4,277	2,808	7,805	5,714
Depreciation and amortization expenses	988	1,116	1,756	2,499
Restructuring expenses	190	2,280	702	2,280
Intangible asset impairment charges	4,191	—	4,191	—
Long lived fixed asset impairment charges	3,464	—	3,464	—

OPERATING (LOSS)	$(10,745)	$(3,783)	$(11,287)	$(1,391)
Interest expense, net	696	113	807	250
Other income, net	(53)	—	(58)	—

(LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(11,388)	$(3,896)	$(12,036)	$(1,641)
Income tax provision (benefit)	—	(1,469)	(239)	(619)

(LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(11,388)	$(2,427)	$(11,797)	$(1,022)
Cumulative effect of change in accounting principle (net of tax of $910)	—	—	4,967	—

NET (LOSS)	$(11,388)	$(2,427)	$(16,764)	$(1,022)
NET (LOSS) PER SHARE:
Basic and diluted (loss) before cumulative effect of change in accounting principle	$(2.10)	$(0.46)	$(2.21)	$(0.20)
Cumulative effect of change in accounting principle	—	—	0.94	—
Basic and diluted (loss) per share	$(2.10)	$(0.46)	$(3.15)	$(0.20)
WEIGHTED AVERAGE SHARES OUTSTANDING	5,416	5,230	5,329	5,228

The accompanying footnotes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)

	28 Weeks Ended

	October 11, 2002	October 12, 2001

OPERATING ACTIVITIES:
Net loss	$(16,764)	$(1,022)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,889	2,499
Intangible and long lived fixed asset impairment charges	13,532	—
Provision for doubtful accounts	482	947
Stock option compensation expense	—	184
Deferred rent liability	8	(125)
Deferred income taxes	(1,188)	(663)
Gains (loss) on sale of assets	(131)	—
Changes in operating assets and liabilities:
Accounts receivable	(777)	(1,879)
Prepaid expenses and other current assets	(60)	1,006
Accounts payable	798	(648)
Income taxes payable	110	—
Restructuring accrual	242	(150)
Accruals and other current liabilities	(913)	633

Net cash provided (used) by operating activities	(2,772)	782

INVESTING ACTIVITIES:
Acquisition of Tutor Time — net of cash acquired of $682	(21,621)	—
Capital spending	(2,111)	(2,466)
Expenditures from reimbursable construction costs	—	(942)
Proceeds from sale of assets	555	514
Payments for refundable deposits and other assets	11	(2)

Net cash used in investing activities	(23,166)	(2,896)

FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	11,400	949
Repayments under long-term debt	(117)	(577)
Issuance of long-term debt	14,000	—
Changes in drafts payable	(2,135)	(20)
Repayments of reimbursable construction	—	229
Issuance of common shares	—	121

Net cash provided by financing activities	23,148	702

Net decrease in cash and cash equivalents	(2,790)	(1,412)
Cash and cash equivalents, beginning of year	4,891	3,379

Cash and cash equivalents, end of period	$2,101	$1,967

The accompanying footnotes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — DESCRIPTION OF BUSINESS

Childtime Learning Centers, Inc. and subsidiaries (“Childtime” or the “Company”) began operations in 1967, and operates for-profit childcare centers in 27 states, the District of Columbia and Canada. On July 19, 2002, the Company acquired substantially all of the assets of Tutor Time Learning Systems, Inc., a Florida corporation (“Tutor Time”), for an aggregate purchase price of approximately $22.8 million including acquisition costs plus the assumption of certain liabilities. The acquisition was consummated pursuant to an asset purchase agreement dated June 28, 2002, approved by the U.S. Bankruptcy Court, Southern District of Florida and closed on July 19, 2002. The assets acquired by the Company consisted of substantially all of the operating assets and contract rights used by Tutor Time in its child care operations, which were comprised of 198 company-owned and franchised child care centers operating in 23 states and internationally, and were purchased to improve its product offering and to enter the childcare franchise business. This total included one center that was not yet open whose lease had commenced and an additional two centers that were assigned to franchisees subsequent to the purchase. In addition, the Company purchased nine Tutor Time centers, whose leases were rejected, that were closed within 60 days of the purchase. The Tutor Time centers are on average newer and larger than Childtime’s centers, and the Company believes Tutor Time is the largest franchisor in the childcare industry. Additionally, the Company gained access to approximately 34 sites that are under development and are expected to open as either franchise or corporate centers over the next 18 months. As of October 11, 2002, Childtime operated 337 Company owned centers and franchised an additional 129 centers with an aggregate licensed capacity for over 50,000 children.

NOTE 2 — ACQUISITION AND PRO FORMA INFORMATION

As previously mentioned, on July 19, 2002, the Company acquired substantially all of the assets of Tutor Time Learning Systems, Inc., a Florida corporation (“Tutor Time”), for an aggregate purchase price of approximately $22.8 million, including acquisition costs plus the assumption of certain liabilities. In consideration for the provision of investment advisory services with respect to the acquisition, Jacobson Partners was paid an advisory fee consisting of a cash payment of $333,336 and the issuance of 175,438 shares of common stock. These costs have been capitalized as part of the acquisition costs. Jacobson Partners is the management and financial consultant to the Company of which Benjamin R. Jacobson, the Company’s Chairman of the Board is the managing general partner, James J. Morgan, the Company’s former Chairman of the Board, is a partner, and George A. Kellner, the Company’s Vice Chairman of the Board, is a special advisor.

The Tutor Time acquisition was financed, in part, by Bank One, NA through its secured credit facility with Childtime Childcare, Inc., a wholly-owned subsidiary of the Company, as amended by the Second Amendment to Amended and Restated Credit Agreement (“Second Amendment”) dated as of July 19, 2002.

Subordinated loans (the “Subordinated Notes”) in the aggregate amount of $14 million were provided by a group of lenders organized by Jacobson Partners to fund the balance of the Tutor Time acquisition purchase price and to provide related working capital. The Subordinated Notes are subject to a Subordination Agreement in favor of Bank One, NA, mature December 31, 2004 and bear interest at 15% of which 7% is payable in cash, with the balance payable in kind by the issuance of additional subordinated notes (the “Additional Subordinated Notes”) with interest and principal payable on the earlier of December 31, 2004 or such date on or after March 31, 2003, on which the Company is in compliance with the Senior Debt to EBITDA covenant of the Second Amendment, provided that the Company has consummated the Rights Offering (defined below) and received net cash proceeds (and/or cancelled Subordinated Notes) of at least $7.5 million from the issuance of common stock in such Rights Offering (the “Minimum Equity Agreement”). If the Rights Offering is not consummated and the Minimum Equity Amount is not received on or before July 19, 2003, then until the earlier of December 31, 2004 or the date on which the Company consummates the Rights Offering and receives the Minimum Equity Amount, all interest on the Subordinated Notes will be payable by the issuance of Additional Subordinated Notes. Although Jacobson Partners received no consideration for arranging this financing, lenders included JP Acquisition Fund II, L.P. and JP Acquisition Fund III, L.P., entities controlled and managed by affiliates of Jacobson Partners (for an aggregate of $10,536,432), and three directors of the Company (Mr. Jacobson, Mr. Morgan and Mr. Kellner) and trusts for the benefit of their adult children (for an aggregate of $307,472).

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 — ACQUISITION AND PRO FORMA INFORMATION (CONTINUED)

In connection with the Tutor Time acquisition, JP Acquisition Fund II, L.P., JP Acquisition Fund III, L.P., and certain of their co-investors (collectively, the “Optionees”), including Messrs. Jacobson, Morgan and Kellner, agreed to arrange for the Company to obtain a standby purchase commitment in connection with the Company’s proposed rights offering contemplated for the purpose of refinancing the subordinated debt incurred by the Company in connection with the Tutor Time acquisition (the “Rights Offering”). As consideration for obtaining such commitment, a Special Committee of the Board of Directors approved, subject to shareholder approval, the grant to the Optionees of options to purchase, in the aggregate, up to 400,000 shares of common stock, until July 19, 2006, at an exercise price of $5.00 per share. All shares acquired by the Optionees would be subject to registration rights, pursuant to which, until July 6, 2007, the Optionees would have the right to cause the Company to register, at the Company’s expense, their shares of common stock, whenever the Company is otherwise registering shares (except in certain circumstances). This option grant was approved by shareholders at the Company’s 2002 Annual Meeting of Shareholders held August 15, 2002, and, because the terms of the underlying rights offering have changed (see discussion below), reapproved by shareholders at a Special Meeting held December 17, 2002. Despite the change in terms of the Rights Offering, the terms of the options, are not being changed. In particular, the option price will remain at $5.00 per share.

The Rights Offering is expected to take place during the first calendar quarter of 2003 and will refinance the subordinated debt incurred by the Company in connection with the Tutor Time acquisition. As originally contemplated, each Rights Offering unit (“Unit”) would consist of 30 shares of common stock, valued at $3.50 per share, and a $35 subordinated debenture, giving an aggregate value to each Unit of $140. Due to the substantial decline in the trading price of the Company’s common stock, however, the pricing of the common stock portion of the rights offering has been revised. As currently contemplated, the offering price per share of the common stock under the rights offering would, except under limited circumstances, be the four-week average trading price of the common stock on The Nasdaq SmallCap Market, prior to the commencement date of the offering; provided, however, that if the one-week average closing price of the common stock, calculated during the one-week period immediately prior to the commencement date of the offering, was more than 10% less than such four-week average closing price, the offering price related to the common stock portion of the rights offering will equal 110% of such one-week average closing price. In no event, however, will the offering price related to the common stock portion of the rights offering be less than the last trading price of the common stock on The Nasdaq SmallCap Market on or prior to the day immediately preceding the commencement date of the offering. Subject to certain shareholder ownership requirements, all common shareholders as of the Rights Offering record date will be able to participate in the offering and will be allowed to acquire Units on a pro rata basis. The subordinated debentures will bear interest at 15%, have a five-year maturity, and be redeemable by the Company at any time at par, subject to restrictions under its senior lending agreements. As indicated above, JP Acquisition Fund II, L.P., JP Acquisition Fund III, L.P., and certain of their co-investors, including Messrs. Jacobson, Morgan and Kellner, have provided a commitment to purchase all Units not subscribed for in the Rights Offering.

The acquisition of Tutor Time is reflected in the consolidated balance sheet of the Company as of October 11, 2002 and has been accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No 141, Business Combinations. The results of operations of Tutor Time since July 19, 2002 are included in the Company’s results of operations. The purchase price has been tentatively allocated as follows and is subject to further change (in thousands):

Current assets	$5,594
Property and notes	2,869
Intangible assets:	—
Trade name and trademarks	3,905
Franchise agreements	9,090
Curriculum	460
Goodwill and unallocated purchase price	7,584

Total Intangible assets	21,039
Total assets	29,502
Liabilities assumed	(6,717)

Purchase price	$22,785

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 — ACQUISITION AND PRO FORMA INFORMATION (CONTINUED)

Pro forma information for the Company and Tutor Time follows (in thousands, except per share data):

	12 Weeks Ended	28 Weeks Ended

	October 12, 2001	October 11, 2002	October 12, 2001

Revenue, net	$43,130	$105,386	$106,594
Operating earnings (loss)	3,666	10,245	133
Loss before income taxes and cumulative effect of change in accounting principle	(4,387)	(11,804)	(1,534)
Cumulative effect of change in accounting principle	—	4,967	—
Net (loss)	$(2,687)	$(16,532)	$(376)
Loss per share	$(0.50)	$(3.10)	$(0.07)

Since Tutor Time was acquired at the end of the first quarter, the 12 weeks ended October 11, 2002, includes a full 12 weeks of Tutor Time operations.

In connection with the Tutor Time Learning Systems, Inc. bankruptcy proceedings, Tutor Time, at the request of the Company was able to reject numerous leases and franchise agreements. The accompanying pro forma information includes only the revenues and costs from those Tutor Time centers and franchises that were not rejected as part of the bankruptcy proceedings. No pro forma adjustments were made to the historical Tutor Time corporate overhead expenses ($2.2 million for the 12 weeks ended October 11, 2001 and $2.0 million and $5.8 million for the 28 weeks ended October 11, 2002 and October 12, 2001, respectively). Additional interest expense was included in the pro forma results based upon the additional debt incurred to finance the Tutor Time acquisition.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the 52 weeks ended March 29, 2002. The results for the 12 weeks and the 28 weeks ended October 11, 2002, are not necessarily indicative of results for the entire year.

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

FRANCHISE FEES AND ROYALTY INCOME

Franchise fees are recognized as revenue at the time the franchise center receives a certificate of occupancy. Royalty income related to franchise operations is recognized as revenue is earned by franchisees.

FISCAL YEAR

The Company utilizes a 52-53 week fiscal year ending on the Friday closest to March 31. For Fiscal years 2002 and 2003, the first quarter contained 16 weeks, and the fiscal year contained 52 weeks.

NOTE 4 — ACCOUNTS RECEIVABLE

Accounts receivable is presented net of an allowance for doubtful accounts. At October 11, 2002 and March 29, 2002, the allowance for doubtful accounts was $0.8 million and $1.3 million, respectively.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 — REIMBURSABLE CONSTRUCTION COSTS

In connection with certain build-to-suit centers to be leased, the Company enters into arrangements, whereby the Company accumulates costs during the construction process and is then reimbursed by the developer. The Company has various legal remedies available pursuant to the construction agreements to minimize the risk of nonreimbursement. For the 28 weeks ended October 11, 2002, and the year ended March 29, 2002, the Company financed construction costs of $0.0 million and $0.9 million, respectively, while related repayments received under reimbursement agreements were $0.0 million and $2.0 million, respectively.

NOTE 6 — DRAFTS PAYABLE

Drafts payable represent unfunded checks drawn on zero balance accounts that have not been presented for funding to the Company’s banks. The drafts are funded, without finance charges, as soon as they are presented. At October 11, 2002 and March 29, 2002, the aggregate drafts payable are $2.0 million and $4.0 million, respectively.

NOTE 7 — FINANCING ARRANGEMENTS

On January 31, 2002, the Company amended and restated its revolving line of credit agreement by entering into a new $17.5 million revolving line of credit agreement with its existing lender. The new credit agreement, as amended on July 19, 2002, will mature on September 30, 2004, and is secured by the Company’s receivables, equipment and certain real estate, with interest payable at a variable rate, at the Company’s option, based on either the prime rate or the Eurodollar rate. There were outstanding borrowings of $13.9 million at October 11, 2002, and outstanding borrowings of $2.5 million at March 29, 2002. Outstanding letters of credit reduced the availability under the line of credit in the amount of $2.5 million at October 11, 2002 and $1.8 million at March 29, 2002.

As previously discussed, subordinated loans in the aggregate amount of $14 million were provided by a group of lenders organized by Jacobson Partners to fund the balance of the Tutor Time acquisition purchase price and to provide related working capital. The Subordinated Notes are subject to a Subordination Agreement in favor of Bank One, NA, mature December 31, 2004 and bear interest at 15% of which 7% is payable in cash, with the balance payable in kind by the issuance of additional subordinated notes ($0.5 million accrued and included in subordinated notes), with interest and principal payable on the earlier of December 31, 2004 or such date on or after March 31, 2003, on which the Company is in compliance with the Senior Debt to EBITDA covenant of the Second Amendment, provided that the Company has consummated the Rights Offering (see Note 2) and received net cash proceeds (and/or cancelled Subordinated Notes) of at least $7.5 million from the issuance of common stock in such Rights Offering. If the Rights Offering is not consummated and the Minimum Equity Amount is not received on or before July 19, 2003, then until the earlier of December 31, 2004 or the date on which the Company consummates the Rights Offering and receives the Minimum Equity Amount, all interest on the Subordinated Notes will be payable by the issuance of Additional Subordinated Notes. Although Jacobson Partners received no consideration for arranging this financing, lenders included JP Acquisition Fund II, L.P. and JP Acquisition Fund III, L.P., entities controlled and managed by affiliates of Jacobson Partners (for an aggregate of $10,536,432), and three directors of the Company (Mr. Jacobson, Mr. Morgan and Mr. Kellner) and trusts for the benefit of their adult children (for an aggregate of $307,472).

At July 19, 2002 and at October 11, 2002, the Company had not maintained minimum consolidated EBITDA levels and had not provided timely reporting as required by the Amended and Restated Credit Agreement. The Company’s lender has approved waivers to the Amended and Restated Credit Agreement dated as of January 31, 2002. The latest waiver is effective through December 27, 2002, and is limited to the financial results for the quarter ended October 11, 2002. The Company anticipates that it will not be able to maintain minimum consolidated EBITDA levels in third quarter 2003, and is in the process of negotiating an amendment to the Amended and Restated Credit Agreement. No assurance can be given that the Company will be successful in amending this agreement.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 — CONTINGENCIES

During fiscal 2002, the Company decided not to pursue opening three new build-to-suit centers after leases for these centers had been signed with the developer of the centers. The Company was subsequently sued by the developer for breach of contract. This case was settled at the end of fiscal 2002, and a current liability was recorded on the balance sheet as of March 29, 2002 in the amount of $0.8 million, which was paid during first quarter 2003.

The Company is primarily liable on approximately $1.0 million for lease assignments already negotiated in connection with certain lease terminations resulting from the fiscal 2001 restructuring program (see Note 12). A subsidiary of the Company is primarily or contingently liable for many of the leases of Tutor Time’s franchisees. In an effort to build its franchisee network, Tutor Time either leased the prospective site for a franchisee, with a subsequent sublease of the site to the franchisee, or provided a lease guarantee to the landlord for the benefit of the franchisee in exchange for a monthly lease guarantee fee payable by the franchisee that is based upon the monthly rent expense of the guaranteed lease. The liability related to these leases and guarantees is approximately $177.0 million. The Company has not been notified that it will be required to make payments under any of these leases or guarantees, and does not believe that any payments are probable and therefore no liability has been recorded.

In addition, various legal actions and other claims are pending or could be asserted against the Company. Litigation is subject to many uncertainties; the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company.

NOTE 9 — OPTION GRANTS AND PAYMENTS FOR CONSULTING SERVICES

In July 2000, the Company retained Jacobson Partners, of which Benjamin R. Jacobson, the Company’s Chairman of the Board, is the managing general partner, to provide management and financial consulting services. As part of the consideration to be paid to, and to add further incentive for such services, Jacobson Partners was granted stock options to purchase 557,275 shares. Jacobson Partners has exercised options totaling 294,117 shares at a cost of $2,500,000. The remaining 263,158 shares expired in July 2002. Additionally, Jacobson Partners receives an annual consulting fee in the amount of $250,000, plus reimbursement of reasonable out-of-pocket expenses. In connection with the Tutor Time acquisition, Jacobson Partners was paid an advisory fee consisting of $333,336 and the issuance of 175,438 shares, and options were granted to certain related parties to acquire up to 400,000 shares of the Company’s common stock (see Note 2 “Acquisition and Pro Forma Information”). Total expenses incurred for Jacobson Partners (exclusive of the Tutor Time fee) were $135,000 and $135,000 for the 28 weeks ended October 11, 2002 and October 12, 2001, respectively, and are included in General and Administrative expense in the accompanying Consolidated Statement of Operations.

The Company’s former Chairman of the Board and Interim Chief Executive Officer was granted 60,000 options in January 2001. As initially granted, the options have a $7.00 exercise price, vest at the rate of 10,000 per month and expire January 2003. After the executive was appointed Chairman of the Board in August 2001, these options were extended to expire in September 2006. At that time, he was also granted an additional 50,000 options. These additional options have an $11.00 exercise price, vest after one year and expire in September 2006.

The former interim Chief Financial Officer was granted 10,000 options in March 2001. The options have a $7.97 exercise price, vest evenly over 3 years and expire in March 2007. In September 2001, the executive was granted an additional 20,000 options. These additional options have an $11.00 exercise price, vest after one year and expire in September 2006. As a result of these stock option grants, the Company recorded additional compensation expense of $18,004 at fiscal year end 2002.

NOTE 10 — INCOME TAXES

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

Due to continued losses and uncertainties, the Company has determined that it is more likely than not that the deferred tax assets will not be recovered through future taxable income. As a result, a valuation reserve has been provided reducing deferred tax assets to an amount recoverable through the reversal of deferred tax liabilities or through carryback to prior tax years. The tax provision is as follows (in thousands):

Deferred tax assets	$5,917
Valuation allowance	(4,084)

Net deferred taxes	$1,833

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 — (LOSS) PER SHARE

For the 12 and 28 weeks ended October 11, 2002 and October 12, 2001, basic loss per share has been calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. The potential effect of stock options has been excluded in computing the loss per share as the effect would be antidilutive. The calculation of basic and diluted shares is as follows (in thousands):

	Calculation of Incremental Shares
	Outstanding
	12 weeks ended		28 weeks ended

	October 11, 2002	October 12, 2001	October 11, 2002	October 12, 2001

Basic shares (based on weighted average)	5,416	5,230	5,329	5,228
Stock options	—	—	—	—

Diluted shares	5,416	5,230	5,329	5,228

NOTE 12 — RESTRUCTURING CHARGES

The Company instituted a restructuring program in fiscal 2001 and incurred a charge of $4,000,000 in March 2001. In this regard, the Company closed all 10 of its Oxford Learning Centers of America and identified 19 under-performing centers to be closed in fiscal 2002. As of October 11, 2002, all but one of the under-performing centers have been closed. Approximately 200 employees were involuntarily terminated in connection with the closures of Oxford Learning Centers of America and the 19 under-performing Childtime centers. The Company expects to complete its plan during fiscal 2003. For the 28 weeks ended October 11, 2002, the Company recorded restructuring expenses of $702,000. Of this amount, $346,000 is related to the closure of two additional centers, not included in the 2001 restructuring program. The remaining $356,000 is to increase reserves related to the 2001 restructuring program. This increase is necessary as a result of current real estate market conditions.

A summary of the restructuring reserve is as follows (in thousands):

	Restructuring Reserve Analysis
	Beginning			Ending
	Accrual	Restructuring	Cash	accrual
	March 29, 2002	Charge	payments	October 11, 2002

Lease termination costs	$755	$702	$405	$1,052
Severance costs	74	—	54	20

Total	$829	$702	$459	$1,072

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 — INTANGIBLE ASSETS AND LONG LIVED ASSET IMPAIRMENT

During the second quarter of 2003, the Company completed the implementation of SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is no longer amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment in accordance with the provisions of SFAS 142. In accordance with its impairment policy, the Company employed a discounted cash flow analysis in conducting its impairment tests for the year ended March 29, 2002. The Company completed its impairment test and recorded an impairment loss of $5.0 million (net of a tax benefit of $0.9 million) as a cumulative effect of a change in accounting principle. In addition, as a result of continuing weakening economic conditions, the Company tested for goodwill impairment as of October 11, 2002, and recorded an impairment loss during the second quarter of $4.2 million.

In accordance with the provisions of SFAS 142, the Company did not amortize goodwill for the quarter and 28 weeks ended October 11, 2002. If goodwill amortization had not been recorded for the quarter and six months ended October 12, 2001, net loss would have decreased $0.4 and $1.0 million to an adjusted net loss of ($2.0) and ($0.0) million, respectively.

The changes in the carrying amounts of goodwill and other intangible assets for the six months ended October 11, 2002 were as follows (in thousands):

			Pre-Tax
	Balance		Impairment		Balance
	3/29/02	Additions (1)	Loss	Amortization	10/11/02	Useful life

Childtime:
Covenants	$52	$—	$—	$25	$27	2
Goodwill	17,273	—	10,068	—	7,205	Indefinite
Tutor Time:
Trade Name and trademarks	—	3,905	—	45	3,860	20
Franchise Agreements	—	9,090	—	105	8,985	20
Curriculum	—	460	—	21	439	5
Goodwill and unallocated purchase price	—	7,584	—	—	7,584	Indefinite

(1)	Additions relate to the July 19, 2002 acquisition of Tutor Time Learning Systems, Inc.

Due to the continuing weakening economic conditions, the Company tested for long-lived asset impairment, which consists primarily of equipment, leasehold improvements and other assets, as of October 11, 2002 in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company employed a cash flow analysis in conducting its impairment test. The Company completed its impairment test and recorded an impairment loss of $3.5 million, which impacted the Childtime reporting segment.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14 — SEGMENT INFORMATION

The Company has three reportable segments: Childtime, Tutor Time and Franchise Operations. Childtime operates childcare centers primarily under the Childtime Learning Centers brand name, Tutor Time operates childcare centers under the Tutor Time brand name and Franchise Operations licenses and provides developmental and administrative support to franchises operating under the Tutor Time brand name. The accounting polices of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are reported separately because the Company’s chief operating decision maker uses the segment information in determining the allocation of resources among segments and appraising the performance of the segments.

Information about the Company’s operating segments are presented below:

	12 Weeks Ended October 11, 2002

	Childtime	Tutor Time	Franchise Operations	Total

External revenues	$32,326	$10,487	$1,142	$43,955
Intersegment revenues	—	—	—	—
Depreciation and amortization	725	158	105	988
Operating income (loss)	(9,494)	(2,302)	1,051	(10,745)
Goodwill(1)	7,205	6,839	745	14,789
All other assets	47,927	10,418	11,700	70,045

	12 Weeks Ended October 12, 2001

	Childtime	Tutor Time	Franchise Operations	Total

External revenues	$31,950	$—	$—	$31,950
Intersegment revenues	—	—	—	—
Depreciation and amortization	1,116	—	—	1,116
Operating income (loss)	(3,783)	—	—	(3,783)
Goodwill	19,961	—	—	19,961
All other assets	53,244	—	—	53,244

	28 Weeks Ended October 11, 2002

	Childtime	Tutor Time	Franchise Operations	Total

External revenues	$77,209	$10,487	$1,142	$88,838
Intersegment revenues	—	—	—	—
Depreciation and amortization	1,493	158	105	1,756
Operating income (loss)	(10,036)	(2,302)	1,051	(11,287)
Goodwill(1)	7,205	6,839	745	14,789
All other assets	47,927	10,418	11,700	70,045

	28 Weeks Ended October 12, 2001

	Childtime	Tutor Time	Franchise Operations	Total

External revenues	$78,680	$—	$—	$78,680
Intersegment revenues	—	—	—	—
Depreciation and amortization	2,499	—	—	2,499
Operating income (loss)	(1,391)	—	—	(1,391)
Goodwill	19,961	—	—	19,961
All other assets	53,244	—	—	53,244

(1)    Tutor Time and Franchise Operations goodwill includes amounts associated with the unallocated purchase price.

NOTE 15 — OPERATIONAL IMPROVEMENTS

The Company has continued to experience operating losses for the past five quarters. As described in Note 7, the Company has not maintained minimum consolidated EBITDA levels required by the Amended and Restated Credit Agreement and anticipates that it will not be able to maintain minimum consolidated EBITDA levels in third quarter 2003. The Company has taken steps to improve the profitability of its operations through pricing, more effective labor management and expense control and efforts aimed at boosting enrollment. During the first two periods of the third quarter, these measures have begun to show improvements in operating results.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 16 — NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new standard, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company completed its impairment test and recorded an impairment loss of $4.3 million, or $0.81 per average basic and diluted share as a cumulative effect of a change in accounting principle. In addition, as a result of continuing weakening economic conditions, the Company tested for goodwill impairment as of October 11, 2002, and recorded an impairment loss during the second quarter of $6.5 million, or $1.19 per average basic and diluted share.

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

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was issued in July 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121 on the same topic and establishes an accounting model for the impairment of long-lived assets. The Company employed a cash flow analysis in conducting its impairment test. The Company completed its impairment test and recorded an impairment loss of $2.9 million, or $0.54 per average basic and diluted share which impacted the Childtime reporting segment.

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

SFAS No. 147, Acquisitions of Certain Financial Institutions—an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, was issued in October 2002, and addresses FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The Company adopted this Statement during the second quarter of Fiscal 2003 which had no significant effect on the Company.

ITEM 2. Management’s Discussion and Analysis

GENERAL

The information presented herein refers to the 12 weeks (second quarter 2003) and the 28 weeks (year to date 2003) ended October 11, 2002, compared to the 12 weeks (second quarter 2002) and the 28 weeks (year to date 2002) ended October 12, 2001.

The results of Learning Centers opened, acquired or disposed of are included in the Company’s consolidated financial statements from the date of opening or acquisition and through the date of disposition, as applicable. The timing of such new openings, acquisitions or dispositions could influence comparisons of year over year results. These comparisons were particularly influenced by the Company’s acquisition of substantially all of the assets of Tutor Time Learning Systems, Inc., a Florida Corporation (Tutor Time), on July 19, 2002.

During the second quarter 2003, the Company opened two, closed five and transferred two Learning Centers to franchisees. The Company did not add or close any Learning Center during the second quarter 2002. During year to date 2003, the Company added 60 Learning Centers, which included the 59 Tutor Time Learning Centers acquired at the end of the first quarter of 2003, closed seven and transferred two Learning Centers to franchisees. The Company also closed nine centers, whose leases were rejected, as part of the Tutor Time purchase transaction.

RESULTS OF OPERATIONS

Revenues, net. Net revenues for second quarter 2003 increased $12.0 million, or 37.6%, from the same period last year to $44.0 million. The increase was primarily a result of additional revenues of $10.5 million contributed by Tutor Time locations and $1.1 million contributed by Franchise Operations, both of which were acquired at the end of first quarter 2003. Comparable center revenues (centers operating for 18 months or longer) increased $0.7 million during the quarter. Net revenues for year to date 2003 increased $10.2 million, or 12.9%, from the same period last year to $88.8 million. The increase was primarily a result of additional revenues of $10.5 million contributed by Tutor Time and $1.1 million contributed by Franchise Operations, offset by a comparable center revenue decrease of $0.4 million for the period and a reduction in revenue due to closed centers.

Operating expenses of Learning Centers. Operating expenses in second quarter 2003 increased $12.5 million, or 43.5%, from the same period last year to $41.3 million. Operating expenses year to date 2003 increased $13.0 million, or 19.0%, from the same period last year to $81.7 million. These increases were primarily a result of additional operating expenses of $11.3 million for the Tutor Time centers, increased personnel expenses of $.7 million for the Childtime centers, and, for year to date 2003, increases in other operating expenses, primarily center supplies, transportation and maintenance for the Childtime centers. Operating expenses increased as a percentage of revenues to 94.0% in second quarter 2003, from 90.1% in the same period last year. Year to date 2003 operating expenses increased as a percentage of revenues to 92.0%, from 87.3% in the same period last year. These increases were a result of higher operating costs in the acquired Tutor Time centers, costs incurred in center openings and closings, and higher labor costs.

Provision for doubtful accounts. Provision for doubtful accounts decreased from $0.7 million to $0.3 million in second quarter 2003 and decreased from $0.8 million to $0.5 million year to date 2003, as collection experience improved.

General and administrative expenses. General and administrative expenses in second quarter 2003 increased $1.5 million, or 52.0%, from the same period last year to $4.3 million. This increase was a result of $1.3 million of general and administrative costs incurred by Tutor Time operations and $0.2 million for higher costs associated with the establishment of regional offices in the latter part of first quarter 2002. Year to date 2003 expenses increased $2.1 million, or 36.0%, from the same period last year to $7.8 million. This increase was a result of $1.3 million of general and administrative costs incurred by Tutor Time operations and $0.6 million for higher costs associated with the establishment of regional offices in the latter part of first quarter 2002.

Depreciation and amortization expense. Depreciation and amortization expense in second quarter 2003 decreased by $0.1 million from the same period last year to $1.0 million. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, effective in fiscal 2003, goodwill is no longer amortized. This resulted in a reduction of amortization expense of $0.4 million for the current quarter, which was offset by depreciation and amortization of $0.3 million attributable to the Tutor Time centers. Year to date 2003 expenses decreased $0.7 million from the same period last year to $1.8 million. This was a result of a reduction of amortization expense of $1.0 million for year to date 2003, which was offset by depreciation and amortization of $0.3 million attributable to the Tutor Time centers.

Restructuring charges. The Company instituted a restructuring program in fiscal 2001 and incurred a charge of $4.0 million in March 2001. In this regard, the Company closed all 10 of its Oxford Learning Centers of America and identified 19 under-performing centers to be closed in fiscal 2002. As of October 11, 2002, all but one of the under-performing centers have been closed. Approximately 200 employees were involuntarily terminated in connection with the closures of Oxford Learning Centers of America and the 19 under-performing Childtime centers. For second quarter 2003, the Company recorded restructuring expenses of $0.2 million. This amount is related to the closure of one additional center, not included in the 2001 restructuring program. For year to date 2003, the Company recorded restructuring expenses of $0.7 million. Of this amount, $0.4 million is related to the closure of two additional centers not included in the 2001 restructuring program. The remaining $0.3 million is to increase reserves related to the 2001 restructuring program, as a result of current real estate market conditions. During second quarter 2003, the Company made cash payments of $201,000 related to lease termination costs and $18,000 related to severance costs. During year to date 2003, the Company made cash payments of $405,000 related to lease termination costs and $54,000 related to severance costs.

Intangible asset impairment charges. In the second quarter and year to date 2003, the Company incurred an expense of $4.2 million as a result of an evaluation done under SFAS 142 Goodwill and Other Intangible Assets. There were no charges for these items in the same periods last year.

Long lived fixed asset impairment charges. In the second quarter and year to date 2003, the Company incurred an expense of $3.5 million as a result of an evaluation done under SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets. There were no charges for these items in the same periods last year.

Operating (loss). As a result of the foregoing changes, the Company incurred operating losses of ($10.7) million for second quarter 2003 compared to operating losses of ($3.8) million for the same period last year. The Company incurred operating losses of ($11.2) million for year to date 2003 compared to operating losses of ($1.4) million for the same period last year.

Interest expense. Interest expense for second quarter 2003 was $0.7 million compared to $0.1 million for the same period last year. Interest expense for year to date 2003 was $0.8 million compared to $0.3 million for the same period last year. These increases were a result of indebtedness incurred in connection with the acquisition of Tutor Time, partially offset by the reduction of interest rates on variable rate indebtedness.

Income tax benefit. Income tax benefit for second quarter 2003 was $0.0 million compared to $1.5 million for the same period last year. Income tax benefit for year to date 2003 was $0.2 million compared to $0.6 million for the same period last year. The effective tax rate was 0.0% for second quarter 2003 compared to 37.7% for the same period last year and 1.8% for year to date 2003 compared to 37.7% for the same period last year. The tax benefits and rates for both 2003 periods were reduced by valuation reserves.

Cumulative effect of change in accounting principle. Year to date 2003 includes an adjustment of $5.0 million as the cumulative effect of goodwill impairment under SFAS 142 Goodwill and Other Intangibles. This amount is reduced by a tax benefit of $0.9 million, which has been reduced by a valuation reserve. There was no charge for this item in the same period last year.

Net (loss). As a result of the foregoing changes, net (loss) decreased to a net loss of ($11.4) million for second quarter 2003 from ($2.4) million in net losses for the second quarter 2002. For year to date 2003, net losses were ($16.8) million, compared to net losses of ($1.0) million for year to date 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary cash requirements currently consist of its funding of losses from operations, expenses associated with planned center openings, repayment of debt, maintenance of existing Learning Centers, and funding lease termination costs in conjunction with its restructuring program. The Company expects to fund cash needs through the revolving credit facility, described below, and cash generated from operations, although alternative forms of funding continue to be evaluated and new arrangements may be entered into in the future. The Company experienced decreased liquidity during the recent calendar year-end holidays due to decreased attendance. While new enrollments are generally highest during the traditional fall “back to school” period and after the calendar year-end holidays, enrollment generally decreases during the summer months and calendar year-end holidays. Should cash flow generated from operations and borrowings available under the revolving credit facility not be adequate to provide for our working capital and debt service needs, the Company will attempt to make other arrangements to provide needed liquidity. While the Company is pursuing other arrangements, no assurance can be given that such sources of capital will be sufficient.

The Company maintains a $17.5 million secured revolving line of credit facility entered into on January 31, 2002, as amended (see Note 7 of the Company’s Notes to Consolidated Financial Statements — unaudited). Outstanding letters of credit reduced the availability under the line of credit in the amount of $2.1 million at October 11, 2002 and $2.5 million at March 29, 2002. Under this agreement, the Company is required to maintain certain financial ratios and other financial conditions, the most restrictive of which requires the Company to maintain certain debt-to-EBITDA ratios and minimum consolidated EBITDA levels. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets and transactions with affiliates. At July 19, 2002 and at October 11,

2002, the Company had not maintained minimum consolidated EBITDA levels and had not provided timely reporting as required by the Amended and Restated Credit Agreement. The Company’s lender has approved waivers to the Amended and Restated Credit Agreement dated as of January 31, 2002. The latest waiver is effective through December 27, 2002, and is limited to the financial results for the quarter ended October 11, 2002. The Company anticipates that it will not be able to maintain minimum consolidated EBITDA levels in third quarter 2003, and is in the process of negotiating an amendment to the Amended and Restated Credit Agreement. No assurance can be given that the Company will be successful in amending this agreement.

Net cash provided (used) by operating activities was ($2.8) million for year to date 2003, compared to $.8 million for the same period last year. During year to date 2003, financing activities totaled $23.1 million and consisted primarily of net borrowings on the revolving line of credit of $11.4 million, and the issuance of long-term debt of $14.0 million, offset by $2.1 million reduction in drafts payable. This compared to financing activities of $0.7 million for the same period last year. Investing activities were $23.2 million for year to date 2003, of which $21.6 million was associated with the purchase of Tutor Time, with $2.1 million for capital spending partially offset by $0.6 million of proceeds from asset sales. Investing activities were $2.9 million for the same period last year, and consisted primarily of $2.5 million of capital spending and $0.9 million for reimbursable construction costs, offset by $0.5 million from proceeds from the sale of assets.

On July 19, 2002, the Company acquired substantially all of the assets of Tutor Time, for an aggregate purchase price of approximately $22.8 million, including acquisition costs plus the assumption of certain liabilities. The assets acquired by the Company consisted of substantially all of the operating assets and contract rights used by Tutor Time in its child care operations, which were comprised of 198 company-owned and franchised child care centers operating in 23 states and internationally, and were purchased to improve its product offering and to enter the childcare franchise business. This total included one center that was not yet open whose lease had commenced and an additional two centers that were assigned to franchisees subsequent to the purchase. In addition, the Company purchased nine Tutor Time centers, whose leases were rejected, that were closed within 60 days of the purchase. The Tutor Time acquisition was financed, in part, through the Company’s $17.5 million secured bank credit facility as well as the issuance of $14 million of subordinated loans (the “Subordinated Notes”). The Subordinated Notes were provided by a group of lenders organized by Jacobson Partners, to fund the balance of the Tutor Time acquisition purchase price and to provide related working capital. The Subordinated Notes mature December 31, 2004 and bear interest at 15%, of which 7% is payable in cash, with the balance payable in kind by the issuance of additional subordinated notes (the “Additional Subordinated Notes”), with interest and principal payable on the earlier of December 31, 2004 or such date on or after March 31, 2003, on which the Company is in compliance with the Senior Debt to EBITDA covenant of the Amended and Restated Credit Agreement, provided that the Company has consummated the Rights Offering (described below) and received net cash proceeds (and/or cancelled Subordinated Notes) of at least $7.5 million from the issuance of common stock in such Rights Offering (the “Minimum Equity Agreement”). If the Rights Offering is not consummated and the Minimum Equity Amount is not received on or before July 19, 2003, then until the earlier of December 31, 2004 or the date on which the Company consummates the Rights Offering and receives the Minimum Equity Amount, all interest on the Subordinated Notes will be payable by the issuance of Additional Subordinated Notes.

The Subordinated Notes are to be refinanced through a Rights Offering contemplated by the Company. The Rights Offering is expected to take place during the first calendar quarter of 2003 and will refinance the subordinated debt incurred by the Company in connection with the Tutor Time acquisition. As originally contemplated, each Rights Offering unit (“Unit”) would consist of 30 shares of common stock, valued at $3.50 per share, and a $35 subordinated debenture, giving an aggregate value to each Unit of $140. Due to the substantial decline in the trading price of the Company’s common stock, however, the pricing of the common stock portion of the rights offering has been revised. As currently contemplated, the offering price per share of the common stock under the rights offering would, except under limited circumstances, be the four-week average trading price of the common stock on The Nasdaq SmallCap Market, prior to the commencement date of the offering; provided, however, that if the one-week average closing price of the common stock, calculated during the one-week period immediately prior to the commencement date of the offering, was more than 10% less than such four-week average closing price, the offering price related to the common stock portion of the rights offering will equal 110% of such one-week average closing price. In no event, however, will the offering price related to the common stock portion of the rights offering be less than the last trading price of the common stock on The Nasdaq SmallCap Market on or prior to the day immediately preceding the commencement date of the offering. Subject to certain shareholder ownership requirements, all common shareholders as of the Rights Offering record date will be able to participate in the offering and will be allowed to acquire Units on a pro rata basis. The subordinated debentures will bear interest at 15%, have a five-year maturity, and be redeemable by the Company at any time at par, subject to restrictions under its senior lending agreements. JP Acquisition Fund II, L.P., JP Acquisition Fund III, L.P., funds controlled by Jacobson Partners and certain of their co-investors, including Messrs. Jacobson, Morgan and Kellner (directors of the Company), have provided a commitment to purchase all Units not subscribed for in the Rights Offering (see “Related Party Transactions” below).

Outlook for the Third Quarter

The Company has taken steps to improve the profitability of its operations through pricing, more effective labor management and expense control and efforts aimed at boosting enrollment. During the first two periods of the third quarter, these measures have begun to show improvements in operating results.

Related Party Transactions

In addition to the related party transactions described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2002 (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions”), involving Jacobson Partners, see Note 2 “Acquisition and Pro Forma Information” of the Company’s Notes to Consolidated Financial Statements (unaudited), included in this Report under Item 1, for additional transactions entered into and proposed to be entered into with Jacobson Partners in connection with the Company’s proposed rights offering. Jacobson Partners is a private equity firm whose managing partner is Benjamin R. Jacobson, the Company’s Chairman of the Board. James J. Morgan, a director of the Company and former Interim Chief Executive Officer, is also a partner of Jacobson Partners, and George A. Kellner, the Company’s Vice Chairman of the Board, serves as a special advisor to Jacobson Partners.

Contingencies

During fiscal 2002, the Company decided not to pursue opening three new build-to-suit centers after leases for these centers had been signed with the developer of the centers. The Company was subsequently sued by the developer for breach of contract. This case was settled at the end of fiscal 2002, and a current liability was recorded on the balance sheet as of March 29, 2002 in the amount of $0.8 million, which was paid during first quarter 2003.

The Company is primarily liable on approximately $1.0 million for lease assignments already negotiated in connection with certain lease terminations resulting from the fiscal 2001 restructuring program (see Note 12 of the Company’s Notes to Consolidated Financial Statements — unaudited). A subsidiary of the Company is primarily or contingently liable for many of the leases of Tutor Time’s franchisees. In an effort to build its franchisee network, Tutor Time either leased the prospective site for a franchisee, with a subsequent sublease of the site to the franchisee, or provided a lease guarantee to the landlord for the benefit of the franchisee in exchange for a monthly lease guarantee fee payable by the franchisee that is based upon the monthly rent expense of the guaranteed lease. The liability related to these leases and guarantees is approximately $177.0 million. The Company has not been notified that it will be required to make payments under any of these leases or guarantees, and does not believe that any payments are probable and therefore no liability has been recorded.

In addition, various legal actions and other claims are pending or could be asserted against the Company. Litigation is subject to many uncertainties; the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements.

For a description of the Company’s significant accounting policies, see Note 3 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements (unaudited), included in this report under Item 1. For a more complete description, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2002.

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, ability to hire, train and retain qualified personnel, continuation of federal and state assistance programs, projected restructuring and unusual charges, pricing, competition, insurability, demand for childcare and general economic conditions. Accordingly, actual results could differ materially from those projected in such forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. The Company is exposed to market risk in the areas of interest rates and foreign currency exchange rates.

Interest Rates

The Company has exposure to market risk for changes in interest rates related to its debt obligations. The Company does not have cash flow exposure due to rate changes on our 15% Subordinated Notes in the amount of $14 million at October 11, 2002. The Company has cash flow exposure on the revolving line of credit, with an outstanding balance of $13.9 million, including $3.0 million associated with an interest rate swap, which the Company entered into on November 21, 2002 and its notes payable, with an outstanding balance of $4.1 million as of October 11, 2002. Accordingly, a 2% (100 basis points) change in the LIBOR rate or the prime rate would have resulted in interest expense changing by approximately $0.1 and $0.2 million in the second quarter and year to date 2003, respectively.

Foreign Currency Exchange Rates

The Company’s exposure to foreign currency exchange rates is limited to revenues for one company owned center and franchise royalties for 11 franchised centers. Based upon the relative size of our foreign operations, the Company does not believe that the reasonably possible near-term change in the related exchange rate would have a material effect on its financial position, results of operations and cash flows.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding this item is set forth in Note 8 to the Company’s Notes to Consolidated Financial Statements included in Part I, Item 1 of this Report.

Item 2. Changes in Securities and Use of Proceeds

The following securities were sold by us during or immediately prior to the period covered by this Report without being registered under the Securities Act of 1933 (the “Act”):

     1. On June 26, 2002, in connection with the Company’s acquisition of substantially all of the assets of Tutor Time Learning Systems, Inc., the Company entered into an investment advisory agreement with Jacobson Partners. Upon consummation of the acquisition, Jacobson Partners was paid an advisory fee consisting of a cash payment of $333,336 and the issuance of 175,438 shares of common stock (based on a value of $3.80 per share). None of the shares issued to Jacobson Partners were registered, but were issued in reliance of the exemptions from registration contained in Section 4(2) of the Act.

     2. On August 15, 2002, at the Company’s Annual Meeting of Shareholders, the Company’s shareholders approved a grant of options in favor of JP Acquisition Fund II, L.P., JP Acquisition Fund III, L.P., and certain of their co-investors (collectively, the “Optionees”) to acquire, in the aggregate, up to 400,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The options were granted as consideration for the Optionees agreement to arrange for the Company to obtain a standby purchase commitment in connection with the Company’s proposed rights offering. The options will become exercisable upon the consummation of the rights offering. The options expire on July 19, 2006. If the rights offering is not consummated by July 19, 2003, the options will be forfeited. Such options were not registered, but were granted in reliance upon the exemptions from registration contained in Section 4(2) of the Act.

     3. On August 15, 2002, pursuant to a Stock Option Agreement, Childtime granted to William D. Davis, its newly-appointed President and Chief Executive Officer, an option to purchase 150,000 shares of Childtime’s common stock, at an exercise price of $3.50. The option will vest annually in 20% increments (30,000 shares each) on August 15, 2003, and on each subsequent anniversary of the grant date. The option granted to Mr. Davis will expire on August 15, 2009. None of the options were registered, but were granted in reliance upon the exemptions from registration contained in Section 4(2) of the Act.

     4. On October 16, 2002, as an inducement to their acceptance of their appointment to the Company’s Board of Directors, each of Paula L. Gavin, Kenneth Johnsson and Brett D. Shevack were granted options to purchase 2,500 shares of the Company’s common stock at $1.50 per share. The options vest on the first anniversary of the grant date and expire in October 2007. None of the options were registered, but were granted in reliance upon the exemptions from registration contained in Section 4(2) of the Act.

Item 3.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The information required by this Item has been previously reported in the Company’s periodic report on Form 10-Q for the period ending July 19, 2002.

Item 5. Other Information

On or about November 26, 2002, a Notice of Special Meeting of Shareholders, together with a proxy statement and proxy card, were mailed to the Company’s shareholders of record as of the close of business on November 22, 2002. The Special Meeting was held on December 17, 2002, at the offices of Jacobson Partners, 595 Madison Avenue, Suite 3100, New York, New York 10022. At the meeting, shareholders voted (i) to approve an amendment to Article III of the Company’s Restated Articles of Incorporation to increase the number of authorized shares of common stock, no par value per share, from 10,000,000 to 20,000,000, and (ii) to re-approve the grant of options in favor of JP Acquisition Fund II, L.P., JP Acquisition Fund III, L.P. and certain of their designees, to acquire, in the aggregate, up to 400,000 shares of common stock (the “Option Grant”). The Option Grant was previously approved by the Company’s shareholders at the Company’s Annual Meeting on August 15, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Option Agreement, dated as of October 16, 2002, between the Company and Paula L. Gavin

10.2	Option Agreement, dated as of October 16, 2002, between the Company and Kenneth Johnsson

10.3	Option Agreement, dated as of October 16, 2002, between the Company and Brett D. Shevack

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.3	Press release issued January 2, 2003, announcing the Company’s notification from the Nasdaq Listing Qualifications Department of an additional delinquency, for failure to timely file a Form 8-K/A containing audited financial statements in connection with its acquisition of the assets of Tutor Time Learning Systems, Inc., as required by Nasdaq Marketplace Rule 4310(c)(14).

(b)	Reports on Form 8-K

1)	The Company filed a Current Report on Form 8-K on October 11, 2002, announcing the transfer of the listing of its securities from The Nasdaq National Market System to The Nasdaq SmallCap Market.

2)	The Company filed a Current Report on Form 8-K on December 4, 2002, announcing a Nasdaq Staff Determination that the Company’s securities are subject to delisting, absent appeal, from The Nasdaq SmallCap Market.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHILDTIME LEARNING CENTERS, INC. (REGISTRANT)

Date:	January 6, 2003	By:

/s/ Frank M. Jerneycic Frank M. Jerneycic Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 6, 2003

/s/ William D. Davis William D. Davis, President and Chief Executive Officer

CERTIFICATIONS

I, Frank M. Jerneycic, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 6, 2003

/s/ Frank M. Jerneycic Frank M. Jerneycic, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit	Description

10.1	Option Agreement, dated as of October 16, 2002, between the Company and Paula L. Gavin

10.2	Option Agreement, dated as of October 16, 2002, between the Company and Kenneth Johnsson

10.3	Option Agreement, dated as of October 16, 2002, between the Company and Brett D. Shevack

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.3	Press release issued January 2, 2003, announcing the Company’s notification from the Nasdaq Listing Qualifications Department of an additional delinquency, for failure to timely file a Form 8-K/A containing audited financial statements in connection with its acquisition of the assets of Tutor Time Learning Systems, Inc., as required by Nasdaq Marketplace Rule 4310(c)(14).