Form 10-Q/A
period 2002-10-11
CHILDTIME LEARNING CENTERS INC
filed 2003-01-07
CIK 1003648

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
to

Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarter ended October 11, 2002

Commission File Number 0-27656

CHILDTIME LEARNING CENTERS, INC.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3261854 (I.R.S. Employer Identification No.)

38345 West 10 Mile Road, Suite 100, Farmington Hills, Michigan (Address of principal executive offices)	48335 (Zip Code)

Registrant’s telephone number, including area code: (248) 476-3200

The undersigned registrant hereby amends the Consolidated Financial Statements of its Quarterly Report for the period ended October 11, 2002 as set forth herein. This amendment is being filed to correct the “Total shareholders’ equity” as of October 11, 2002, as set forth in the Consolidated Balance Sheets included in Part I, Item 1 of the Quarterly Report.

PART I: FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 11,	March 29,
	2002	2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,101	$4,891
Accounts receivable, net	9,722	5,235
Prepaid expenses and other current assets	3,120	2,329
Income tax receivable	2,500	2,509
Deferred income taxes	1,833	3,764

Total current assets	19,276	18,728

LAND, BUILDINGS AND EQUIPMENT:
Land	9,362	9,503
Buildings	19,156	19,180
Leasehold improvements	8,800	10,010
Vehicles, furniture and equipment	13,219	14,820

	50,538	53,513
Less: accumulated depreciation and amortization	(15,326)	(16,531)

	35,212	36,982

OTHER NONCURRENT ASSETS:
Intangible assets, net	28,101	17,325
Refundable deposits and other	2,246	1,080

	30,346	18,405

TOTAL ASSETS	$84,834	$74,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts and drafts payable	$5,209	$6,271
Accrued wages and benefits	5,574	4,508
Revolving line of credit	13,900	2,500
Current portion of long-term debt	1,168	1,133
Restructuring accrual	1,072	829
Other current liabilities	12,393	8,094

Total current liabilities	39,316	23,335
LONG-TERM DEBT, NET OF CURRENT PORTION	17,383	3,196
DEFERRED RENT LIABILITY	936	983
DEFERRED INCOME TAXES	—	3,119

Total liabilities	57,635	30,633

SHAREHOLDERS’ EQUITY:
Common stock, 10,000,000 shares authorized, no par value; 5,416,210 and 5,240,772 issued and outstanding at October 11, 2002 and March 29, 2002, respectively	31,665	31,183
Preferred stock, 1,000,000 shares authorized, no par value; no shares issued or outstanding
Retained earnings (deficit)	(4,466)	12,299

Total shareholders’ equity	27,199	43,482

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$84,834	$74,115

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned hereunto duly authorized.

CHILDTIME LEARNING CENTERS, INC.

Date: January 7, 2003	By: /s/ Frank Jerneycic Frank M. Jerneycic Its: Chief Financial Officer and Treasurer

CERTIFICATIONS

I, William D. Davis, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Childtime Learning Centers, Inc.;

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

Date: January 7, 2003

/s/ William D. Davis William D. Davis, President and Chief Executive Officer

CERTIFICATIONS

I, Frank M. Jerneycic, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Childtime Learning Centers, Inc.;

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

Date: January 7, 2003

/s/ Frank M. Jerneycic Frank M. Jerneycic, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act