Form 10-Q
period 2003-01-03
CHILDTIME LEARNING CENTERS INC
filed 2003-02-18
CIK 1003648

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 3, 2003

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Registrant’s Common Stock, no par value per share, outstanding at February 14, 2003, was 5,416,210.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
A. Consolidated Balance Sheets January 3, 2003 and March 29, 2002
B. Consolidated Statements of Operations, 12 weeks ended January 3, 2003 and January 4, 2002, 40 weeks ended January 3, 2003 and January 4, 2002
C. Consolidated Statements of Cash Flows 40 weeks ended January 3, 2003 and January 4, 2002
D. Notes to Consolidated Financial Statements
ITEM 2. Management’s Discussion and Analysis
ITEM 3. Quantitative and Qualitative Disclosures about Market Risks
ITEM 4. Controls and Procedures
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 6. Exhibits, Reports on Form 8-K
SIGNATURES
Amended & Restated Credit Agreement
Sec. 906 Certification of Chief Executive Officer
Sec. 906 Certification of Chief Financial Officer

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarterly Period Ended January 3, 2003

			Page
			Number

PART I	FINANCIAL INFORMATION

	ITEM 1.	Consolidated Financial Statements
		A. Consolidated Balance Sheets	3
		January 3, 2003 and March 29, 2002
		B. Consolidated Statements of Operations	4
		12 weeks ended January 3, 2003 and January 4, 2002
		40 weeks ended January 3, 2003 and January 4, 2002
		C. Consolidated Statements of Cash Flows	5
		40 weeks ended January 3, 2003 and January 4, 2002
		D. Notes to Consolidated Financial Statements	6-17
	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-22
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risks	22
	ITEM 4.	Controls and Procedures	22

PART II	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	23
	ITEM 6.	Exhibits, Reports on Form 8-K	24

SIGNATURES

PART I: FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 3,	March 29,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,808	$4,891
Accounts receivable, net	10,738	5,235
Prepaid expenses and other current assets	3,408	2,329
Income tax receivable	185	2,509
Deferred income taxes	1,833	3,764

Total current assets	18,972	18,728

LAND, BUILDINGS AND EQUIPMENT:
Land	9,362	9,503
Buildings	19,700	19,180
Leasehold improvements	9,444	10,010
Vehicles, furniture and equipment	13,258	14,820

	51,764	53,513
Less: accumulated depreciation and amortization	(16,127)	(16,531)

	35,637	36,982
OTHER NONCURRENT ASSETS:
Intangible assets, net	27,924	17,325
Refundable deposits and other	2,265	1,080

	30,189	18,405

TOTAL ASSETS	$84,798	$74,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts and drafts payable	$7,833	$6,271
Accrued wages and benefits	5,213	4,508
Revolving line of credit	12,633	2,500
Current portion of long-term debt	1,031	1,133
Exit and closure expense accrual	1,206	829
Other current liabilities	12,591	8,094

Total current liabilities	40,507	23,335
LONG-TERM DEBT, NET OF CURRENT PORTION	17,249	3,196
DEFERRED RENT LIABILITY	909	983
DEFERRED INCOME TAXES	—	3,119

Total Liabilities	58,665	30,633

SHAREHOLDERS’ EQUITY
Common Stock	31,665	31,183
Preferred Stock	—	—
Retained earnings (accumulated deficit)	(5,532)	12,299

Total shareholders’ equity	26,133	43,482

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$84,798	$74,115

The accompanying footnotes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(In thousands, except per share data)

	12 Weeks Ended		40 Weeks Ended

	January 3,	January 4,	January 3,	January 4,
	2003	2002	2003	2002

Revenue from Learning Center Operations	$42,029	$30,860	$129,521	$109,202
Revenue from Franchise Operations	1,258	—	2,400	—

Revenue, net	43,287	30,860	131,921	109,202
Operating expenses of Learning Centers	37,133	27,616	118,540	95,933

Gross profit	6,154	3,244	13,381	13,269
Provision for doubtful accounts	429	207	908	977
General and administrative expenses	4,593	2,574	12,398	8,399
Depreciation and amortization expenses	1,033	1,047	2,786	3,532
Exit and closure expenses	377	169	725	2,449
Intangible asset impairment charges	—	—	4,181	—
Fixed asset impairment charges	—	—	3,401	—

OPERATING (LOSS)	(278)	(753)	(11,018)	(2,088)
Interest expense, net	760	95	1,567	345
Other (income) expense, net	(14)	—	(72)	1

(LOSS) BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,024)	(848)	(12,513)	(2,434)
Income tax provision (benefit)	—	(326)	(227)	(923)

(LOSS) BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,024)	(522)	(12,286)	(1,511)
Discontinued operations, net of taxes	(42)	(22)	(578)	(56)

(LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,066)	(544)	(12,864)	(1,567)
Cumulative effect of change in accounting principle	—	—	(4,967)	—

NET (LOSS)	$(1,066)	$(544)	$(17,831)	$(1,567)

BASIC AND DILUTED NET (LOSS) PER SHARE:
(Loss) before discontinued operations and cumulative effect of change in accounting principle	$(0.19)	$(0.10)	$(2.30)	$(0.29)
Discontinued operations, net	(0.01)	—	(0.11)	(0.01)

(Loss) before cumulative effect of change in accounting principle	(0.20)	(0.10)	(2.41)	(0.30)
Cumulative effect of change in accounting principle	—	—	(0.93)	—

Basic and diluted net (loss) per share	$(0.20)	$(0.10)	$(3.34)	$(0.30)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,416	5,241	5,346	5,232

The accompanying footnotes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)

	40 Weeks Ended

	January 3, 2003	January 4, 2002

OPERATING ACTIVITIES:
Net (loss)	$(17,831)	$(1,567)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	2,892	3,555
Intangible and fixed asset impairment charges (includes $5,877 classified as cumulative effect of change in accounting principle)	13,532	—
Provision for doubtful accounts	958	978
Stock option compensation expense	—	185
Deferred rent liability	(19)	(137)
Deferred income taxes	(1,188)	(1,927)
Gains (loss) on sale of assets	(114)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,272)	(2,229)
Prepaid expenses and other current assets	1,973	732
Accounts payable	22	(497)
Exit and closure expense accrual	377	(500)
Accruals and other current liabilities	(956)	1,649

Net cash provided (used) by operating activities	(2,626)	242
INVESTING ACTIVITIES:
Acquisition of Tutor Time — (net of cash of $682)	(21,621)	—
Capital spending	(3,387)	(3,377)
Expenditures from reimbursable construction costs	—	(1,005)
Proceeds from sale of assets	555	514
Payments for refundable deposits and other assets	(9)	(10)

Net cash used in investing activities	(24,462)	(3,878)
FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	10,133	3,919
Repayments under long-term debt	(389)	(877)
Issuance of long-term debt	14,000	—
Changes in drafts payable	1,261	74
Repayments of reimbursable construction costs	—	229
Issuance of common shares	—	121

Net cash provided by financing activities	25,005	3,466
Net decrease in cash and cash equivalents	(2,083)	(170)
Cash and cash equivalents, beginning of year	4,891	3,379

Cash and cash equivalents, end of period	$2,808	$3,209

The accompanying footnotes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — DESCRIPTION OF BUSINESS

Childtime Learning Centers, Inc. and subsidiaries (“Childtime” or the “Company”) began operations in 1967, and operates for-profit childcare centers in 27 states, the District of Columbia and Canada. On July 19, 2002, the Company acquired the assets of Tutor Time Learning Systems, Inc., a Florida corporation (“Tutor Time”), for an aggregate purchase price of approximately $22.8 million, including acquisition costs, plus the assumption of certain liabilities. The acquisition was consummated pursuant to an asset purchase agreement dated June 28, 2002, approved by the U.S. Bankruptcy Court, Southern District of Florida and closed on July 19, 2002. The Company purchased substantially all of the operating assets and contract rights used by Tutor Time in its child care operations, which were comprised of 198 company-owned and franchised child care centers operating in 23 states and internationally, and were purchased to improve the range of the Company’s product offering and to enter the child care franchise business. The Tutor Time centers are on average newer and larger than Childtime’s centers, and Tutor Time is one of the largest franchisors in the child care industry. Additionally, the Company gained access to approximately 34 sites that were under development, which have opened or are expected to open as either franchise or corporate centers over the next 18 months. As of January 3, 2003, Childtime operated 336 Company owned centers and franchised an additional 131 centers with an aggregate licensed capacity for over 50,000 children.

NOTE 2 — ACQUISITION AND PRO FORMA INFORMATION

As previously mentioned, on July 19, 2002, the Company acquired substantially all of the assets of Tutor Time Learning Systems, Inc., a Florida corporation (“Tutor Time”), for an aggregate purchase price of approximately $22.8 million, including acquisition costs, plus the assumption of certain liabilities. In consideration for providing investment advisory services with respect to the acquisition, Jacobson Partners was paid an advisory fee consisting of a cash payment of $333,336 and the issuance of 175,438 shares of common stock. These costs have been capitalized as part of the acquisition costs. Jacobson Partners is the management and financial consultant to the Company of which Benjamin R. Jacobson, the Company’s Chairman of the Board is the managing general partner, James J. Morgan, the Company’s former Chairman of the Board and interim Chief Executive Officer, is a partner, and George A. Kellner, the Company’s Vice Chairman of the Board, is a special advisor.

The Tutor Time acquisition was financed, in part, by Bank One, NA through its secured credit facility with Childtime Childcare, Inc., a wholly-owned subsidiary of the Company, as amended by the Second Amendment to Amended and Restated Credit Agreement (“Second Amendment”) dated as of July 19, 2002.

Subordinated loans (the “Subordinated Notes”) in the aggregate amount of $14 million were provided by a group of lenders organized by Jacobson Partners to fund the balance of the Tutor Time acquisition purchase price and to provide related working capital. The Subordinated Notes are subject to a Subordination Agreement in favor of Bank One, NA, mature December 31, 2004 and bear interest at 15% of which 7% is payable in cash, with the balance payable in kind by the issuance of additional subordinated notes (the “Additional Subordinated Notes”) with interest and principal payable on the earlier of December 31, 2004 or such date on which the Company has consummated the Rights Offering (defined below), provided that interest on the Subordinated Notes (including the Additional Subordinated Notes and interest thereon) may be paid only to the extent the aggregate proceeds of the Rights Offering exceeds $14 million. If the Rights Offering is not consummated, and the Company has not received net cash proceeds (and/or cancelled Subordinated Notes) of at least $7.5 million from the issuance of common stock in such Rights Offering (the “Minimum Equity Amount”), on or before July 19, 2003, then until the earlier of December 31, 2004 or the date on which the Company consummates the Rights Offering and receives the Minimum Equity Amount, all interest on the Subordinated Notes will be payable by the issuance of Additional Subordinated Notes. Although Jacobson Partners received no consideration for arranging this financing, lenders included JP Acquisition Fund II, L.P. and JP Acquisition Fund III, L.P., entities controlled and managed by affiliates of Jacobson Partners (for an aggregate of $10,497,154), and three directors of the Company (Mr. Jacobson, Mr. Morgan and Mr. Kellner) and trusts for the benefit of their children (for an aggregate of $545,132).

NOTE 2 — ACQUISITION AND PRO FORMA INFORMATION (CONTINUED)

In connection with the Tutor Time acquisition, JP Acquisition Fund II, L.P., JP Acquisition Fund III, L.P., and certain of their co-investors (collectively, the “Optionees”), including Messrs. Jacobson, Morgan and Kellner, agreed to arrange for the Company to obtain a standby purchase commitment in connection with the Company’s proposed rights offering contemplated for the purpose of refinancing the subordinated debt incurred by the Company in connection with the Tutor Time acquisition (the “Rights Offering”). As consideration for obtaining such commitment, a Special Committee of the Board of Directors approved the grant to the Optionees of options to purchase, in the aggregate, up to 400,000 shares of common stock, until July 19, 2006, at an exercise price of $5.00 per share. All shares acquired by the Optionees upon the exercise of their options would be subject to registration rights, pursuant to which, until July 6, 2007, the Optionees would have the right to cause the Company to register, at the Company’s expense, their shares of common stock, whenever the Company is otherwise registering shares (except in certain circumstances). The option grant has been approved by the Company’s shareholders.

The Rights Offering is expected to take place during the first half of calendar 2003 and will refinance the subordinated debt incurred by the Company in connection with the Tutor Time acquisition. As currently contemplated, 100,000 Rights Offering units (“Units”) will be offered, consisting in the aggregate of $3.5 million in principal amount of subordinated debentures and a number of shares of common stock that, based on the formula described below, with the issuance of the new subordinated debentures, would allow payment in full of the Subordinated Notes (including the Additional Subordinated Notes) and all accrued and unpaid interest thereon. The offering price per share of the common stock under the Rights Offering would be the four-week volume-weighted average price of the common stock on The Nasdaq SmallCap Market, prior to the commencement date of the offering; provided, however, that if the one-week volume-weighted average price of the common stock, calculated during the one-week period immediately prior to the commencement date of the offering, was more than 10% less than such four-week volume-weighted average price, the offering price related to the common stock portion of the Rights Offering will equal 110% of such one-week volume-weighted average price. Subject to certain shareholder ownership requirements, all common shareholders as of the Rights Offering record date will be able to participate in the offering and will be allowed to acquire Units on a pro rata basis. The subordinated debentures will bear interest at 15%, have a five-year maturity, and be redeemable by the Company at any time at par, subject to restrictions under its senior lending agreements. As indicated above, JP Acquisition Fund II, L.P., JP Acquisition Fund III, L.P., and certain of their co-investors, including Messrs. Jacobson, Morgan and Kellner, have provided a commitment to purchase all Units not subscribed for in the Rights Offering up to an aggregate amount equal to the aggregate principal amount of the Subordinated Notes (including the Additional Subordinated Notes) plus all accrued and unpaid interest thereon.

The acquisition of Tutor Time is reflected in the consolidated balance sheet of the Company as of January 3, 2003 and has been accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No 141, Business Combinations. The results of operations of Tutor Time since July 19, 2002 are included in the Company’s results of operations. The purchase price (in thousands) has been tentatively allocated as follows and is subject to further change upon audit.

Current assets	$5,594
Property and notes	2,869
Intangible assets:
Trade name and trademarks	3,905
Franchise agreements	9,090
Curriculum	460
Goodwill and unallocated purchase price	7,584

Total Intangible assets	21,039

Total assets	29,502
Liabilities assumed	(6,717)

Purchase price	$22,785

NOTE 2 — ACQUISITION AND PRO FORMA INFORMATION (CONTINUED)

Pro forma information for the Company and Tutor Time follows (in thousands, except per share data):

	12 Weeks Ended	40 Weeks Ended

	January 4, 2002	January 3, 2003	January 4, 2002

Revenue, net	$42,065	$148,469	$148,322
Operating (loss)	(647)	(9,976)	(458)
(Loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	$(1,350)	$(12,281)	$(2,828)
(Loss) before cumulative effect of change in accounting principle	$(814)	$(12,632)	$(1,192)
Net (loss)	$(814)	$(17,599)	$(1,192)
Net (loss) per share	$(0.16)	$(3.30)	$(0.23)

Since Tutor Time was acquired at the end of the first quarter, the 12 weeks ended January 3, 2003, includes a full 12 weeks of Tutor Time operations.

In connection with the Tutor Time Learning Systems, Inc. bankruptcy proceedings, Tutor Time, at the request of the Company was able to reject numerous leases and franchise agreements. The accompanying pro forma information includes only the revenues and costs from those Tutor Time centers and franchises that were not rejected as part of the bankruptcy proceedings. No pro forma adjustments were made to the historical Tutor Time corporate overhead expenses ($2.3 million for the 12 weeks ended January 4, 2002 and $2.0 million and $8.1 million for the 40 weeks ended January 3, 2003 and January 4, 2002, respectively). Additional interest expense was included in the pro forma results based upon the additional debt incurred to finance the Tutor Time acquisition.

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

These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the 52 weeks ended March 29, 2002. The results for the 12 weeks and the 40 weeks ended January 3, 2003, are not necessarily indicative of results for the entire year.

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

NOTE 4 — ACCOUNTS RECEIVABLE

Accounts receivable is presented net of an allowance for doubtful accounts. At January 3, 2003 and March 29, 2002, the allowance for doubtful accounts was $1.1 million and $0.7 million, respectively.

NOTE 5 — REIMBURSABLE CONSTRUCTION COSTS

In connection with certain build-to-suit centers to be leased, the Company enters into arrangements, whereby the Company accumulates costs during the construction process and is then reimbursed by the developer. The Company has various legal remedies available pursuant to the construction agreements to minimize the risk of nonreimbursement. For the 40 weeks ended January 3, 2003, and the year ended March 29, 2002, the Company financed construction costs of $0.0 million and $0.9 million, respectively, while related repayments received under reimbursement agreements were $0.0 million and $2.0 million, respectively.

NOTE 6 — DRAFTS PAYABLE

Drafts payable represent unfunded checks drawn on zero balance accounts that have not been presented for funding to the Company’s banks. The drafts are funded, without finance charges, as soon as they are presented. At January 3, 2003 and March 29, 2002, the aggregate drafts payable were $5.4 million and $4.0 million, respectively.

NOTE 7 — FINANCING ARRANGEMENTS

On January 31, 2002, the Company amended and restated its revolving line of credit agreement by entering into a new $17.5 million revolving line of credit agreement with its existing lender. This credit agreement, as amended, will mature on July 31, 2003, and is secured by the Company’s receivables, equipment and real estate, with interest payable at a variable rate, at the Company’s option, based on either the prime rate or the Eurodollar rate. There were outstanding borrowings of $12.6 million at January 3, 2003, and outstanding borrowings of $2.5 million at March 29, 2002. Outstanding letters of credit reduced the availability under the line of credit in the amount of $2.6 million at January 3, 2003 and $1.8 million at March 29, 2002.

Under this agreement, the Company is required to maintain certain financial ratios and other financial conditions. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets and transactions with affiliates. At July 19, 2002 and at October 11, 2002, the Company had not maintained minimum consolidated EBITDA levels and had not provided timely reporting as required by the Amended and Restated Credit Agreement. The Company’s lender approved waivers to the Amended and Restated Credit Agreement for financial results for the quarter ended October 11, 2002. The Company’s noncompliance with the required consolidated EBITDA levels continued as of January 3, 2003. In February 2003, the Amended and Restated Credit Agreement was further amended, among other things, to revise the financial covenants (including measuring them on a monthly basis) and to shorten the maturity of the line of credit to July 31, 2003. The Company is in compliance with the agreement, as amended. The Company intends to extend and further amend this agreement prior to its maturity date, but no assurance can be given that the Company will be successful in doing so.

As previously discussed, subordinated loans in the aggregate amount of $14 million were provided by a group of lenders organized by Jacobson Partners to fund the balance of the Tutor Time acquisition purchase price and to provide related working capital. The Subordinated Notes are subject to a Subordination Agreement in favor of Bank One, NA, mature December 31, 2004 and bear interest at 15% of which 7% is payable in cash, with the balance payable in kind by the issuance of Additional Subordinated Notes ($0.5 million accrued and included in Subordinated Notes), with interest and principal payable on the earlier of December 31, 2004 or such date on which the Company consummated the Rights Offering (see Note 2), provided that interest on the Subordinated Notes (including the Additional Subordinated Notes and interest thereon) may be paid only to the extent the aggregate proceeds of the Rights Offering exceeds $14 million. If the Rights Offering is not consummated, and the Company has not received net cash proceeds (and/or cancelled Subordinated Notes) of at least $7.5 million from the issuance of common stock in such Rights Offering (the “Minimum Equity Amount”), on or before July 19, 2003, then until the earlier of December 31, 2004 or the date on which the Company consummates the Rights Offering and receives the Minimum Equity Amount, all interest on the Subordinated Notes will be payable by the issuance of Additional Subordinated Notes. Although Jacobson Partners received no consideration for arranging this financing, lenders included JP Acquisition Fund II, L.P. and JP Acquisition Fund III, L.P., entities controlled and managed by affiliates of Jacobson Partners (for an aggregate of $10,479,154), and three directors of the Company (Mr. Jacobson, Mr. Morgan and Mr. Kellner) and trusts for the benefit of their children (for an aggregate of $545,132).

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

The Company is primarily liable on approximately $1.0 million for lease assignments already negotiated in connection with certain lease terminations resulting from the fiscal 2001 restructuring program (see Note 12). The Company has recorded a liability for estimates of future liabilities under these leases. A subsidiary of the Company is primarily or contingently liable for many of the leases of Tutor Time’s franchisees. In an effort to build its franchisee network, Tutor Time either leased the prospective site for a franchisee, with a subsequent sublease of the site to the franchisee, or provided a lease guarantee to the landlord for the benefit of the franchisee in exchange for a monthly lease guarantee fee payable by the franchisee that is based upon the monthly rent expense of the guaranteed lease. The liability is approximately $99.0 million related to leases and $15.7 million related to guarantees. The leases have durations from 1-20 years. The Company would be required to pay the related lease obligations in the case of default by the franchisee. Should the Company be required to make payments under these leases, it may assume obligations for operating the center. Should the center not be economically viable, the Company will make provision for the lease termination at that time. The Company has taken over operations for a center previously operated by a franchisee as a result of a default under the franchisee’s lease and intends to continue to operate this center. Other than with respect to the foregoing center, the Company has not been notified that it will be required to make payments under any of these leases or guarantees, does not believe that any payments are likely and has not recorded any related liability.

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

NOTE 9 — OPTION GRANTS AND PAYMENTS FOR CONSULTING SERVICES

In July 2000, the Company retained Jacobson Partners, of which Benjamin R. Jacobson, the Company’s Chairman of the Board, is the managing general partner, to provide management and financial consulting services. As part of the consideration to be paid to, and to add further incentive for such services, Jacobson Partners was granted stock options to purchase 557,275 shares. Jacobson Partners has exercised options totaling 294,117 shares at a cost of $2,500,000. The remaining 263,158 shares expired in July 2002. Additionally, Jacobson Partners receives an annual consulting fee in the amount of $250,000, plus reimbursement of reasonable out-of-pocket expenses. In connection with the Tutor Time acquisition, Jacobson Partners was paid an advisory fee consisting of $333,336 and the issuance of 175,438 shares, and options were granted to certain related parties to acquire up to 400,000 shares of the Company’s common stock (see Note 2 “Acquisition and Pro Forma Information”). Total expenses incurred for Jacobson Partners (exclusive of the Tutor Time fee) were $192,500 and $192,500 for the 40 weeks ended January 3, 2003 and January 4, 2002, respectively, and are included in General and administrative expense in the accompanying Consolidated Statement of Operations.

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

Due to continued losses and uncertainties, the Company has determined that it is more likely than not that the deferred tax assets will not be recovered through future taxable income. As a result, a valuation reserve has been provided reducing deferred tax assets to an amount recoverable through the reversal of deferred tax liabilities or through carryback to prior tax years. Deferred taxes are as follows (in thousands):

Deferred tax assets	$5,984
Valuation allowance	(4,151)

Net deferred taxes	$1,833

NOTE 11 — LOSS PER SHARE

For the 12 and 40 weeks ended January 3, 2003 and January 4, 2002, basic loss per share has been calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. The potential effect of stock options has been excluded in computing the loss per share as the effect would be antidilutive. The calculation of basic and diluted shares is as follows (in thousands):

	Calculation of Incremental Shares
		Outstanding
	12 weeks ended		40 weeks ended

	January 3, 2003	January 4, 2002	January 3, 2003	January 4, 2002

Basic shares (based on weighted average)	5,416	5,241	5,346	5,232
Stock options	—	—	—	—

Diluted shares	5,416	5,241	5,346	5,232

NOTE 12 — EXIT AND CLOSURE EXPENSES AND DISCONTINUED OPERATIONS

The Company instituted a restructuring program in fiscal 2001 and incurred a charge of $4,000,000 in March 2001. In this regard, the Company closed all 10 of its Oxford Learning Centers of America and identified 19 under-performing centers to be closed in fiscal 2002. During the 40 weeks ended January 3, 2003, 8 centers were closed, of which 2 related to centers classified as discontinued operations. As of January 3, 2003, all but one of the under-performing centers have been closed.

A summary of the accrual is as follows (in thousands):

	Exit and closure expenses and Discontinued operations Accrual Analysis

	Beginning			Ending
	Accrual		Cash	Accrual
	March 29, 2002	Expenses	Payments	January 3, 2003

Continuing operations:
Lease costs	$755	$725	$600	$880
Severance costs	74	—	54	20

Continuing operations total	829	725	654	900
Discontinued operations — lease costs	—	354	48	306

Total	$829	$1,079	$702	$1,206

The lease liability for the centers closed during the 40 weeks ended January 3, 2003 has been recorded at management’s estimate of fair value.

A summary of discontinued operations was as follows, with dollars in thousands:

	12 Weeks Ended		40 Weeks Ended

	January 3,	January 4,	January 3,	January 4,
	2003	2002	2003	2002

Revenues, net	$19	$119	$222	$456
Operating expenses	59	145	377	523
Provision for doubtful accounts	1	1	4	1
Depreciation and amortization	1	8	4	23
Exit and closure expenses	—	—	354	—
Intangible asset impairment charges	—	—	10	—
Long lived fixed asset impairment charges	—	—	63	—

Discontinued operations before income tax	(42)	(35)	(590)	(91)
Income tax (benefit)	—	(13)	(12)	(35)

Discontinued operations, net of tax	$(42)	$(22)	$(578)	$(56)

NOTE 13 — INTANGIBLE ASSETS AND LONG LIVED ASSET IMPAIRMENT

During the second quarter of 2003, the Company completed the implementation of SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is no longer amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment in accordance with the provisions of SFAS 142. In accordance with its impairment policy, the Company employed a discounted cash flow analysis in conducting its impairment tests as of the beginning of fiscal 2003. The Company completed its impairment test and recorded an impairment loss of $5.0 million (net of a tax benefit of $0.9 million) as a cumulative effect of a change in accounting principle. In addition, as a result of continuing weakening economic conditions, the Company tested for goodwill impairment as of October 11, 2002, and recorded an impairment loss during the second quarter of $4.2 million.

In accordance with the provisions of SFAS 142, the Company did not amortize goodwill for the quarter and 40 weeks ended January 3, 2003. If goodwill amortization had not been recorded for the quarter and 40 weeks ended January 4, 2002, net loss would have decreased $0.4 and $1.4 million to an adjusted net loss of ($0.1) and ($0.2) million, respectively.

The changes in the carrying amounts of goodwill and other intangible assets for the 40 weeks ended January 3, 2003 were as follows (in thousands):

			Pre-Tax
	Balance		Impairment		Balance
	3/29/02	Additions(1)	Loss	Amortization	1/3/03	Useful life

Childtime:
Covenants	$52	$—	$—	$30	$22	2
Goodwill	17,273	—	10,068	—	7,205	Indefinite
Tutor Time:
Trade Name and trademarks	—	3,905	—	90	3,815	20
Franchise Agreements	—	9,090	—	210	8,880	20
Curriculum	—	460	—	42	418	5
Goodwill and unallocated purchase price	—	7,584	—	—	7,584	Indefinite

(1)  Additions relate to the July 19, 2002 acquisition of Tutor Time Learning Systems, Inc.

Estimated amortization of intangible assets is expected to be $0.5 million for fiscal 2003 and approximately $0.7 million for each of the next four years.

Due to the continuing weakening economic conditions, the Company tested for long-lived asset impairment, which consists primarily of equipment, leasehold improvements and other assets, as of October 11, 2002, in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company employed a cash flow analysis in conducting its impairment test. The Company completed its impairment test and recorded an impairment loss of $3.5 million, which impacted the Childtime reporting segment.

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

Information about the Company’s operating segments are presented below in thousands:

	12 Weeks Ended January 3, 2003

			Franchise
	Childtime	Tutor Time	Operations	Total
External revenues	$31,600	$10,429	$1,258	$43,287
Intersegment revenues	—	—	—	—
Depreciation and amortization	717	211	105	1,033
Operating income (loss)	(112)	(1,054)	888	(278)
Goodwill (1)	7,205	2,511	5,073	14,789
All other assets	46,957	11,199	11,853	70,009

	12 Weeks Ended January 4, 2002

			Franchise
	Childtime	Tutor Time	Operations	Total
External revenues	$30,860	$—	$—	$30,860
Intersegment revenues	—	—	—	—
Depreciation and amortization	1,047	—	—	1,047
Operating income (loss)	(753)	—	—	(753)
Goodwill	19,566	—	—	19,566
All other assets	56,617	—	—	56,617

	40 Weeks Ended January 3, 2003

			Franchise
	Childtime	Tutor Time	Operations	Total
External revenues	$108,605	$20,916	$2,400	$131,921
Intersegment revenues	—	—	—	—
Depreciation and amortization	2,207	369	210	2,786
Operating income (loss)	(9,601)	(3,356)	1,939	(11,018)
Goodwill (1)	7,205	2,511	5,073	14,789
All other assets	46,957	11,199	11,853	70,009

	40 Weeks Ended January 4, 2002

			Franchise
	Childtime	Tutor Time	Operations	Total
External revenues	$109,202	$—	$—	$109,202
Intersegment revenues	—	—	—	—
Depreciation and amortization	3,532	—	—	3,532
Operating income (loss)	(2,088)	—	—	(2,088)
Goodwill	19,566	—	—	19,566
All other assets	56,617	—	—	56,617

(1)  Tutor Time and Franchise Operations goodwill includes amounts associated with the unallocated purchase price.

NOTE 15 — OPERATIONAL IMPROVEMENTS

The Company has continued to experience operating losses for the past six quarters. As described in Note 7, the Company has not maintained minimum consolidated EBITDA levels required by the Amended and Restated Credit Agreement. The Company continues steps to improve the profitability of its operations through pricing, more effective labor management and expense control and efforts aimed at boosting enrollment. These measures resulted in improvements in operating results for the third quarter, and have resulted in additional improvements in operating results in the first period of the fourth quarter.

NOTE 16 — FINANCIAL INSTRUMENT

During third quarter 2003, the Company entered into an interest rate swap contract to manage its exposure to fluctuations in interest rates relating to the revolving line of credit. Swap contracts fix the interest payments of floating rate debt instruments. As of January 3, 2003, a contract representing $3.0 million of notional amount was outstanding with a maturity date of November, 2005. This contract provides for the Company to pay interest at a fixed rate of 3.02% in return for receiving interest at a floating rate of 3 month LIBOR, which is reset in three month intervals. The fair value of interest rate swap agreements is subject to changes in value due to changes in interest rates. During the 12 weeks ended January 3, 2003, the Company recognized a loss of $46,000 as a result of a decline in the market value of the outstanding interest rate contract.

NOTE 17 — NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new standard, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company completed its impairment test during the second quarter of 2003 and recorded an impairment loss of $5.0 million as a cumulative effect of a change in accounting principle. In addition, as a result of continuing weakening economic conditions, the Company tested for goodwill impairment as of October 11, 2002, and recorded an impairment loss during the second quarter of $4.2 million.

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

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was issued in July 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121 on the same topic and establishes an accounting model for the impairment of long-lived assets. The Company employed a cash flow analysis in conducting its impairment test. The Company completed its impairment test and recorded an impairment loss of $3.5 million during the second quarter of 2003.

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

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002, and addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of SFAS No. 146 did not have a material impact on the Company.

SFAS No. 147, Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, was issued in October 2002, and addresses FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The Company adopted this Statement during the second quarter of Fiscal 2003 which had no significant effect on the Company.

SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (Issued 12/02), was issued in December 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported. SFAS No. 148 is not expected to have a material effect on the Company’s condensed financial statements.

In November 2002, the FASB released FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial statement periods ending after December 15, 2002. The Company has adopted the disclosure provisions, and management expects the full adoption of FIN 45 will impact the way in which subleases and lease guarantees related to franchise agreements entered into after December 31, 2002 will be accounted for.

ITEM 2. Management’s Discussion and Analysis

GENERAL

The information presented herein refers to the 12 weeks (third quarter 2003) and the 40 weeks (year to date 2003) ended January 3, 2003, compared to the 12 weeks (third quarter 2002) and the 40 weeks (year to date 2002) ended January 4, 2002.

The results of Learning Centers opened, acquired or disposed of are included in the Company’s consolidated financial statements from the date of opening or acquisition and through the date of disposition, except for those centers treated as discontinued operations in accordance with SFAS 144. The timing of such new openings, acquisitions or dispositions could influence comparisons of year over year results. These comparisons were particularly influenced by the Company’s acquisition of substantially all of the assets of Tutor Time Learning Systems, Inc., a Florida Corporation (Tutor Time), on July 19, 2002.

During the third quarter 2003, the Company closed one Learning Center. The Company closed two Learning Centers during the third quarter 2002. During year to date 2003, the Company added 60 Learning Centers, which included the 58 Tutor Time Learning Centers acquired at the end of the first quarter of 2003, closed eight and transferred two Learning Centers to franchisees. The Company also closed nine centers, whose leases were rejected, as part of the Tutor Time purchase transaction.

RESULTS OF OPERATIONS

Revenues, net. Net revenues for third quarter 2003 increased $12.4 million, or 40.3%, from the same period last year to $43.3 million. The increase was primarily a result of additional revenues of $10.4 million contributed by Tutor Time centers and $1.3 million contributed by Franchise Operations, both of which were acquired at the end of first quarter 2003. Childtime center revenues increased $0.7 million, with continuing center revenue increases of $1.3 million partially offset by the loss of revenues from closed centers of $0.6 million. Comparable Childtime center revenues, defined as centers opened 18 months or longer, increased $1.3 million or 4.2%. Net revenues for year to date 2003 increased $22.7 million, or 20.8%, from the same period last year to $131.9 million. The increase was the result of additional revenues of $20.9 million contributed by Tutor Time centers and $2.4 million contributed by Franchise Operations. Childtime center revenues decreased $0.6 million, with continuing center revenue increases of $1.9 million offset by the loss of revenues from closed centers of $2.5 million. Comparable Childtime center revenues increased $0.7 million or 0.7%.

Revenues from closed centers relate to centers closed in fiscal 2002 or fiscal 2003 that are not considered discontinued operations under SFAS 144.

Operating expenses of Learning Centers. Operating expenses in third quarter 2003 increased $9.5 million, or 34.5%, from the same period last year to $37.1 million. The increase was a result of additional operating expenses of $10.0 million for Tutor Time centers, offset by a decrease of operating expenses of $0.5 million for closed Childtime centers. Operating expenses for continuing Childtime centers were unchanged for third quarter 2003, with increases in personnel and occupancy costs offset by decreases in other center operating expenses. Operating expenses as a percentage of Revenue from Learning Center Operations decreased to 88.4% for third quarter 2003 from 89.5% from the same period last year. The decrease was primarily attributable to the closing in fiscal 2002 of unprofitable centers which were not included in discontinued operations since they would not be considered under the scope of SFAS 144. Operating expenses year to date 2003 increased $22.6 million, or 23.6%, from the same period last year to $118.5 million. The increase was a result of additional operating expenses of $21.2 million for Tutor Time centers and an increase of operating expenses of $1.4 million for Childtime centers (a $3.7 million increase in continuing Childtime centers offset by a decrease from closed centers of $2.3 million). The operating expenses increase for Childtime centers was primarily in personnel, as pay increases were implemented prior to tuition price increases, and occupancy costs that rose with inflation on comparable revenues. Year to date 2003 operating expenses as a percentage of Revenue from Learning Center Operations increased to 91.5%, from 87.8% in the same period last year. This increase was a result of higher operating costs in second quarter 2003, primarily in the acquired Tutor Time centers, costs incurred in center openings and closings, and higher personnel costs.

Gross profit. Gross profit in the third quarter 2003 increased $2.9 million, or 89.7%, from the same period last year to $6.2 million. The increase was attributable to $0.4 million contributed by Tutor Time centers, $1.3 million contributed by Franchise Operations and $1.2 million contributed by Childtime centers. Gross profit percentages for the third quarter 2003 by segment were 14.1% for Childtime centers (as compared to 10.5% for 2002), 16.4% for Tutor Time centers and 100.0% for Franchise Operations. The increase in Childtime centers gross profit is attributable to increased continuing center revenue of $1.3 million and the decrease of operating expenses of $0.5 million for closed centers, partially offset by the loss of revenues from closed centers of $0.6 million. Gross profit for year to date 2003 increased $0.1 million, or 0.8%, from the same period last year to $13.4 million. The increase was attributable to $2.4 million contributed by Franchise Operations offset by ($0.3) contributed by Tutor Time centers and ($2.0) contributed by Childtime centers. Gross profit percentages for year to date 2003 by segment were 10.3% for Childtime centers (as compared to 12.2% for 2002), 9.9% for Tutor Time centers and 100.0% for Franchise Operations. The decrease in the Childtime centers gross profit is attributable to decreased Childtime center revenues and increased operating expenses primarily in personnel, as pay increases were implemented prior to tuition price increases, and occupancy costs that rose with inflation on comparable revenues.

Provision for doubtful accounts. Provision for doubtful accounts increased from $0.2 million to $0.4 million in third quarter 2003 and decreased from $1.0 million to $0.9 million year to date 2003.

General and administrative expenses. General and administrative expenses in third quarter 2003 increased $2.0 million, or 78.4%, from the same period last year to $4.6 million. This increase was a result of $1.5 million of general and administrative costs incurred by Tutor Time operations, $0.2 million for higher costs associated with the establishment of regional offices, and compensation arrangements associated with executive leadership. Year to date 2003 expenses increased $4.0 million, or 47.6%, from the same period last year to $12.4 million. This increase was a result of $2.7 million of general and administrative costs incurred by Tutor Time operations, $0.8 million for higher costs associated with the establishment of regional offices, and compensation arrangements associated with executive leadership.

Depreciation and amortization expense. Depreciation and amortization expense in third quarter 2003 was $1.0 million, unchanged from the same period last year. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, effective in fiscal 2003, goodwill is no longer amortized. This resulted in a reduction of amortization expense of $0.4 million for the current quarter, which was offset by depreciation and amortization of $0.3 million attributable to the Tutor Time centers. Year to date 2003 expenses decreased $0.7 million from the same period last year to $2.8 million. This was a result of a reduction of amortization expense of $1.4 million for year to date 2003, which was offset by depreciation and amortization of $0.7 million attributable to the Tutor Time centers.

Exit and closure expenses. The Company instituted a restructuring program in fiscal 2001 and incurred a charge of $4.0 million in March 2001. In this regard, the Company closed all 10 of its Oxford Learning Centers of America and identified 19 under-performing centers to be closed in fiscal 2002. As of January 3, 2003, all but one of the under-performing centers have been closed. Approximately 200 employees were involuntarily terminated in connection with the closures of Oxford Learning Centers of America and the 19 under-performing Childtime centers. For third quarter 2003, the Company recorded exit and closure expenses of $0.4 million. This amount related to the closure of one additional center, not included in the previous restructuring program. For year to date 2003, the Company recorded exit and closure expenses of $1.1 million. Of this amount, $0.7 million related to the closure of three additional centers not included in the 2001 restructuring program. The remaining $0.4 million was to increase reserves related to the 2001 restructuring program, as a result of current real estate market conditions. During third quarter 2003, the Company made cash payments of $243,000 related to lease termination costs and none related to severance costs. During year to date 2003, the Company made cash payments of $648,000 related to lease termination costs and $54,000 related to severance costs.

Impairment charges. During year to date 2003, the Company incurred an expense of $4.2 million as a result of an evaluation done under SFAS 142, Goodwill and Other Intangible Assets. During year to date 2003, the Company incurred an expense of $3.5 million, including $0.1 million in discontinued operations as a result of an evaluation done under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There were no charges for these items in the same period last year.

Operating (loss). As a result of the foregoing changes, the Company incurred operating losses of ($0.3) million for third quarter 2003 compared to operating losses of ($0.8) million for the same period last year. The Company incurred operating losses of ($11.0) million for year to date 2003 compared to operating losses of ($2.1) million for the same period last year.

Interest expense. Interest expense for third quarter 2003 was $0.8 million compared to $0.1 million for the same period last year. Interest expense for year to date 2003 was $1.6 million compared to $0.3 million for the same period last year. These increases were a result of indebtedness incurred in connection with the acquisition of Tutor Time, partially offset by the reduction of interest rates on variable rate indebtedness.

Income tax benefit. Income tax benefit for third quarter 2003 was $0.0 million compared to $0.3 million for the same period last year. Income tax benefit for year to date 2003 was $0.2 million compared to $0.9 million for the same period last year. The effective tax rate was 0.0% for second quarter 2003 compared to 38.3% for the same period last year and 1.8% for year to date 2003 compared to 37.9% for the same period last year. The tax benefits and rates for both 2003 periods were reduced by valuation reserves.

Discontinued operations, net of taxes. Discontinued operations, net of taxes for the third quarter 2003 was a loss of ($42,000) compared to a loss of ($22,000) for the same period last year. Discontinued operations, net for year to date 2003 was ($578,000) compared to ($56,000) for the same period last year. The additional losses for the quarter and year to date 2003 were a result of lease termination costs and SFAS 142 and SFAS 144 impairments.

Cumulative effect of change in accounting principle. Year to date 2003 includes an adjustment of $5.0 million as the cumulative effect of goodwill impairment under SFAS 142, Goodwill and Other Intangibles. This amount was reduced by a tax benefit of $0.9 million, which has been reduced by a valuation reserve. There was no charge for this item in the same period last year.

Net loss. As a result of the foregoing changes, net loss increased to a net loss of ($1.1) million for third quarter 2003 compared to a net loss of ($0.5) million for the third quarter 2002. For year to date 2003, net loss was ($17.8) million, compared to net a loss of ($1.6) million for year to date 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary cash requirements currently consist of its funding of losses from operations, expenses associated with planned center openings, repayment of debt, maintenance and capital improvement of existing Learning Centers, and funding lease termination costs in conjunction with its restructuring program. The Company expects to fund cash needs through the revolving credit facility, described below, and cash generated from operations, although alternative forms of funding continue to be evaluated and new arrangements may be entered into in the future. The Company experienced decreased liquidity during the recent calendar year-end holidays due to decreased attendance. While new enrollments are generally highest during the traditional fall “back to school” period and after the calendar year-end holidays, enrollment generally decreases during the summer months and calendar year-end holidays. Should cash flow generated from operations and borrowings available under the revolving credit facility not be adequate to provide for its working capital and debt service needs, the Company will attempt to make other arrangements to provide needed liquidity. While the Company is pursuing other arrangements, no assurance can be given that such sources of capital will be sufficient.

The Company maintains a $17.5 million secured revolving line of credit facility entered into on January 31, 2002, as amended (see Note 7 of the Company’s Notes to Consolidated Financial Statements — unaudited). Outstanding letters of credit reduced the availability under the line of credit in the amount of $2.6 million at January 3, 2003 and $1.8 million at March 29, 2002. Under this agreement, the Company is required to maintain certain financial ratios and other financial conditions. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets and transactions with affiliates. At July 19, 2002 and at

October 11, 2002, the Company had not maintained minimum consolidated EBITDA levels and had not provided timely reporting as required by the Amended and Restated Credit Agreement. The Company’s lender approved waivers to the Amended and Restated Credit Agreement for financial results for the quarter ended October 11, 2002. The Company’s noncompliance with the required consolidated EBITDA levels continued as of January 3, 2003. In February 2003, the Amended and Restated Credit Agreement was further amended, among other things, to revise the financial covenants for the quarters ended January 3 and March 28, 2003 and to shorten the maturity of the line of credit to July 31, 2003. The Company is in compliance with the agreement, as amended.

The Company intends to extend and further amend this agreement prior to the maturity date, but no assurance can be given that the Company will be successful in doing so. Should the Company be unsuccessful in amending this agreement, the Company would be in default of the agreement, unless alternative financing could be obtained, and would not have sufficient funds to meet operating obligations.

Net cash provided (used) by operating activities was ($2.6) million for year to date 2003, compared to $0.2 million for the same period last year. During year to date 2003, financing activities totaled $25.0 million and consisted primarily of net borrowings on the revolving line of credit of $10.1 million, the issuance of long-term debt of $14.0 million, and a $1.3 million increase in drafts payable. This compared to financing activities of $3.5 million for the same period last year, consisting primarily of net borrowings on the revolving line of credit of $3.9 million offset by repayments under long term debt of $0.9 million. Investing activities were ($24.5) million for year to date 2003, of which ($21.6) million was associated with the purchase of Tutor Time, and ($3.4) million was used for capital spending which was partially offset by $0.6 million of proceeds from asset sales. Investing activities were ($3.9) million for the same period last year, and consisted primarily of ($3.4) million of capital spending and ($1.0) million for reimbursable construction costs, offset by $0.5 million from proceeds from the sale of assets. Net accounts receivable increased to $10.7 for year to date 2003 from $5.2 million at March 29, 2002. This increase was primarily due to the inclusion of Tutor Time Learning Centers and Franchise Operations receivables.

On July 19, 2002, the Company acquired the assets of Tutor Time, for an aggregate purchase price of approximately $22.8 million, including acquisition costs, plus the assumption of certain liabilities. The assets acquired by the Company consisted of substantially all of the operating assets and contract rights used by Tutor Time in its child care operations, which were comprised of 198 company-owned and franchised child care centers operating in 23 states and internationally, and were purchased to improve the range of the Company’s product offering and to enter the child care franchise business. The Tutor Time acquisition was financed, in part, through the Company’s $17.5 million secured bank credit facility as well as the issuance of $14 million of subordinated loans (the “Subordinated Notes”). The Subordinated Notes were provided by a group of lenders organized by Jacobson Partners, to fund the balance of the Tutor Time acquisition purchase price and to provide related working capital. The Subordinated Notes mature December 31, 2004 and bear interest at 15%, of which 7% is payable in cash, with the balance payable in kind by the issuance of additional subordinated notes (the “Additional Subordinated Notes”), with interest and principal payable on the earlier of December 31, 2004 or such date on which the Company has consummated the Rights Offering (described below) and received net cash proceeds (and/or cancelled Subordinated Notes) of at least $7.5 million from the issuance of common stock in such Rights Offering (the “Minimum Equity Amount”). If the Rights Offering is not consummated, and the Minimum Equity Amount is not received, on or before July 19, 2003, then until the earlier of December 31, 2004 or the date on which the Company consummates the Rights Offering and receives the Minimum Equity Amount, all interest on the Subordinated Notes will be payable by the issuance of Additional Subordinated Notes.

The Subordinated Notes are to be refinanced through a Rights Offering expected to take place during the first half of calendar 2003. As currently contemplated, 100,000 Rights Offering units (“Units”) will be offered, consisting in the aggregate of $3.5 million in principal amount of subordinated debentures and a number of shares of common stock that, based on the formula described below, with the issuance of the new subordinated debentures, would allow payment in full of the Subordinated Notes (including the Additional Subordinated Notes) and all accrued and unpaid interest thereon. The offering price per share of the common stock under the Rights Offering would be the four-week volume-weighted average price of the common stock on The Nasdaq SmallCap Market, prior to the commencement date of the offering; provided, however, that if the one-week volume-weighted average price of the common stock, calculated during the one-week period immediately prior to the commencement date of the offering, was more than 10% less than such four-week volume-weighted average price, the offering price related to the common stock portion of the Rights Offering will equal 110% of such one-week average closing price. Subject to certain shareholder ownership requirements, all common shareholders as of the Rights Offering record date will be able to participate in the offering and will be allowed to acquire Units on a pro rata basis. The subordinated debentures will bear interest at 15%, have a five-year maturity, and be redeemable by the Company at any time at par, subject to restrictions under its senior lending agreements. JP Acquisition Fund II, L.P., JP Acquisition Fund III, L.P., funds controlled by Jacobson Partners and certain of their co-investors, including Messrs. Jacobson, Morgan and Kellner (directors of the Company), have provided a commitment to purchase all Units not subscribed for in the Rights Offering up to an aggregate amount equal to the aggregate principal amount of the Subordinated Notes (including the Additional Subordinated Notes) plus all accrued and unpaid interest thereon (see “Related Party Transactions” below).

During third quarter 2003, the Company entered into an interest rate swap contract to manage its exposure to fluctuations in interest rates relating to the revolving line of credit. Swap contracts fix the interest payments of floating rate debt instruments. As of January 3, 2003, a contract representing $3.0 million of notional amount was outstanding with a maturity date of November, 2005. This contract provides for the Company to pay interest at a fixed rate of 3.02% in return for receiving interest at a floating rate of 3 month LIBOR, which is reset in three month intervals. The fair value of interest rate swap agreements is subject to changes in value due to changes in interest rates. During the 12 weeks ended January 3, 2003, the Company recognized a loss of $46,000 as a result of a decline in the market value of the outstanding interest rate contract.

Related Party Transactions

In addition to the related party transactions described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2002 (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions”), involving Jacobson Partners, see Note 2 “Acquisition and Pro Forma Information” of the Company’s Notes to Consolidated Financial Statements (unaudited), included in this Report under Item 1, for additional transactions entered into and proposed to be entered into with Jacobson Partners in connection with the Company’s proposed Rights Offering. Jacobson Partners is a private equity firm whose managing partner is Benjamin R. Jacobson, the Company’s Chairman of the Board. James J. Morgan, a director of the Company and former Interim Chairman of the Board and interim Chief Executive Officer, is also a partner of Jacobson Partners, and George A. Kellner, the Company’s Vice Chairman of the Board, serves as a special advisor to Jacobson Partners.

Operational Improvements

The Company continues steps to improve the profitability of its operations through pricing, more effective labor management and expense control and efforts aimed at boosting enrollment. These measures resulted in improvements in operating results for the third quarter, and have resulted in additional improvements in operating results in the first period of the fourth quarter.

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

The Company is primarily liable on approximately $1.0 million for lease assignments already negotiated in connection with certain lease terminations resulting from the fiscal 2001 restructuring program (see Note 12 of the Company’s Notes to Consolidated Financial Statements — unaudited). A subsidiary of the Company is primarily or contingently liable for many of the leases of Tutor Time’s franchisees. In an effort to build its franchisee network, Tutor Time either leased the prospective site for a franchisee, with a subsequent sublease of the site to the franchisee, or provided a lease guarantee to the landlord for the benefit of the franchisee in exchange for a monthly lease guarantee fee payable by the franchisee that is based upon the monthly rent expense of the guaranteed lease. The liability is approximately $99.0 million related to leases and $15.7 million related to guarantees. The leases have durations from 1-20 years. The Company would be required to pay the related lease obligations in the case of default by the franchisee. Should the Company be required to make payments under these leases, it may assume obligations for operating the center. Should the center not be economically viable, the Company will make provision for the lease termination at that time. The Company has taken over operations for a center previously operated by a franchisee as a result of a default under the franchisee’s lease and intends to continue to operate this center.

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

For a description of the Company’s significant accounting policies, see Note 3 — “Summary of Significant Accounting Policies” to the Consolidated Financial Statements (unaudited), included in this report under Item 1. For a more complete description, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2002.

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, ability to hire, train and retain qualified personnel, continuation of federal and state assistance programs, projected exit and closure expenses, pricing, competition, insurability, demand for childcare and general economic conditions. Accordingly, actual results could differ materially from those projected in such forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. The Company is exposed to market risk in the areas of interest rates and foreign currency exchange rates.

Interest Rates

The Company has exposure to market risk for changes in interest rates related to its debt obligations. The Company does not have cash flow exposure due to rate changes on our 15% Subordinated Notes in the amount of $14 million at January 3, 2003. The Company has cash flow exposure on the revolving line of credit, with an outstanding balance of $12.6 million and its notes payable, with an outstanding balance of $3.8 million as of January 3, 2003. Accordingly, a 2% (200 basis points) change in the LIBOR rate or the prime rate would have resulted in interest expense changing by approximately $0.1 and $0.3 million in the third quarter and year to date 2003, respectively.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding this item is set forth in Note 8 to the Company’s Notes to Consolidated Financial Statements included in Part I, Item 1 of this Report.

Items 2-5.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

4.1	Third Amendment to Amended and Restated Credit Agreement dated as of February 14, 2003, between Childtime Childcare, Inc. and Bank One, N.A.
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(b)  Reports on Form 8-K

1)	The Company filed a Current Report on Form 8-K on January 7, 2003, announcing the results of its Special Meeting of Shareholders, held December 17, 2002, and related events.
2)	The Company filed a Current Report on Form 8-K on February 10, 2003, announcing the notification from Nasdaq of Nasdaq’s determination to continue listing of the Company’s securities on The Nasdaq SmallCap Market.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHILDTIME LEARNING CENTERS, INC.
(REGISTRANT)

Date: February 17, 2003	By:	/s/ Frank M. Jerneycic
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

Date: February 17, 2003

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

Date: February 17, 2003

/s/ Frank M. Jerneycic

Frank M. Jerneycic, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit	Description

4.1	Third Amendment to Amended and Restated Credit Agreement dated as of February 14, 2003, between Childtime Childcare, Inc. and Bank One, N.A.
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act