Form 10-K
period 2003-03-28
CHILDTIME LEARNING CENTERS INC
filed 2003-06-26
CIK 1003648

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 28, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 0-27656

CHILDTIME LEARNING CENTERS, INC.

(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3261854 (I.R.S. Employer Identification No.)

21333 Haggerty Road, Suite 300, Novi, Michigan 48375 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 1 (248) 697-9000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, No Par Value

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     The aggregate market value of voting Common Stock held by non-affiliates of the registrant as of October 11, 2002, computed by reference to the last sale price for such stock on that date as reported on The Nasdaq SmallCap Market, was approximately $1,294,700.

     At June 15, 2003, the number of shares outstanding of the registrant’s Common Stock, without par value, was 19,516,210.

     Portions of the registrant’s Proxy Statement for its 2003 Annual Meeting of Shareholders have been incorporated by reference in Part III of this Annual Report on Form 10-K.

PART II
PART III
PART IV
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Report of Independent Accountants
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX
4th Amendment to Amended/Restated Credit Agreement
Separation Agreement and Release, dated 4/14/03
Consent of PricewaterhouseCoopers, LLP
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

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

Item 1. Business

General

      Childtime Learning Centers, Inc. is one of the largest publicly traded for-profit providers of early childhood care and educational services in the United States. Childtime Learning Centers, Inc. conducts business through its wholly-owned subsidiary Childtime Childcare, Inc. and its other wholly-owned subsidiaries (collectively, the “Company”). The Company and its predecessors began operations in 1967. The Company operates in three business segments: Childtime Learning Centers, Tutor Time Learning Centers and Franchise Operations.

      The Company provides center-based educational services and child care to children between the ages of six weeks and 12 years under two distinct brand identities: Childtime Learning Centers (“Childtime”) and Tutor Time Childcare Learning Centers (“Tutor Time”).

      As of March 28, 2003, the Company operated or franchised a total of 474 centers system-wide under three major lines of business and had system-wide licensed capacity capable of serving over 50,000 children. The Company’s three lines of business are:

•	Childtime Learning Centers: 276 centers operated by the Company, consisting of:

—	264 Childtime centers and

—	12 Childtime-branded centers operated for third parties;

•	Tutor Time Learning Centers: 63 Tutor Time centers operated by the Company; and

•	Tutor Time Franchise Operations: 135 franchised Tutor Time centers.

      The Childtime and Tutor Time brands operate in largely distinct market segments. Tutor Time attracts a more affluent customer base with higher average incomes than the typical Childtime center. Childtime centers are, on average, smaller, less standardized in construction and appeal to parents who value a “homey” feel and more intimate experience for their child. Tutor Time centers are larger, more standardized in layout, and designed to appeal to parents who value a more structured educational and developmental experience. Both brands place emphasis on educational quality and content, with the Company’s Curriculum Department developing proprietary content distinct to each brand. Because Tutor Time centers are typically larger than Childtime centers, they generally deliver the potential for higher economic returns per center. However, Tutor Time centers also require higher investment and are typically fitted with more expensive equipment and supplies (e.g., telephones, intercoms and security cameras in each room, and children’s computers).

      Childtime and Tutor Time corporate centers are located in the United States (in 27 states), with the exception of one Tutor Time center located in Canada. The vast majority of these centers are operated on leased premises, with typical lease terms ranging from 1 to 25 years; 51 of the Childtime centers are operated on Company-owned premises.

      The 12 Childtime centers the Company operates under management contracts are all located in the U.S., serving hospitals, corporations and the federal government. Under these contracts, the Company receives an annual operating fee and, in some cases, is eligible to receive incentives for improving revenues and/or managing costs. These contracts are typically up for renewal on an annual basis.

      Tutor Time franchise centers are also predominantly located in the U.S., with 123 centers operating in 12 states. An additional 12 centers are operated in Canada, Hong Kong, Indonesia, and the Philippines, for the most part under master franchise agreements. The Company currently guarantees leases for 66 of its franchise centers, including sites under development. The Company believes that Tutor Time is currently one of the largest franchisors of child care services based in the United States.

      The Company acquired the assets of Tutor Time Learning Systems, Inc. on July 19, 2002, for an aggregate purchase price of approximately $22.8 million, including acquisition costs, plus the assumption of certain liabilities. The Company purchased substantially all of the operating assets and contract rights used by Tutor Time in its child care operations and, as a result, significantly increased its revenue base and the number of centers under its management. The strategic rationale for the acquisition was to improve the range of the Company’s product offering and to enable the Company to enter the child care franchise business. Specifically, through the acquisition of Tutor Time, the Company acquired the ability to serve a different segment of the child care market and to broaden its prospective customer base. By catering to a more premium-priced clientele, the Company can operate and market its Tutor Time centers as a different and distinct brand. Furthermore, by operating Tutor Time as a separate brand, the Company will be able to franchise and operate this unique model, both domestically and internationally.

      The Company’s primary objective is to maximize the development and preparation of children for school. In an effort to ensure achievement of this goal, the Company provides its children with high quality child care and a proprietary curriculum based on developmentally appropriate practices aligned with nationally recognized early childhood educational standards. With over 7,500 employees, the quality, skills, and motivation of our center staff is of paramount importance. The Company places a great deal of emphasis on the recruitment, selection and ongoing training of its child care center directors and area managers.

      Management seeks to improve both the revenue and profit performance of the Company’s existing centers by placing strong emphasis on actions to increase enrollment and to manage costs. This is particularly important given the fixed-cost and labor-intensive nature of the business and its sensitivity to overall economic conditions. The Company’s current initiatives include development of targeted marketing programs, cost (particularly labor cost) management tools, high-quality training for pivotal operating roles (e.g., center directors and area managers), and multi-unit business management techniques. The Company also maintains an incentive plan that ties center director and area manager compensation directly to center performance.

      The Company will continue to seek opportunities to drive profitable growth. Management continues to see attractive growth opportunities in the development of new centers in the Company’s core domestic corporate and franchise markets. In addition, we continue to receive strong interest from qualified parties in potentially attractive international markets. Going forward, we will consider acquisitions where there is a strong fit with the Company’s existing operations, where management has confidence in the organization’s ability to effectively manage the integration, and where the price can be justified on conservative expectations of future returns.

      The Company utilizes a 52 to 53 week fiscal year (generally comprised of 13 four-week periods), ending on the Friday closest to March 31. The fiscal years ended March 28, 2003, March 29, 2002 and March 30, 2001 all contained 52 weeks. The first quarter for each of fiscal 2003, 2002 and 2001 contained 16 weeks, while the remaining quarters for fiscal 2003, 2002 and 2001 each contained 12 weeks. All significant inter-company transactions have been eliminated.

Recent Developments

      On May 16, 2003, the Company completed a rights offering to existing shareholders of 100,000 Units, each Unit consisting of $35 principal amount of 15% Subordinated Notes due 2008 and 141 shares of Common Stock (the “Rights Offering”). Each Unit was sold at a price of $158.52. As a result of the Rights Offering and the related purchase of Units pursuant to a standby commitment from affiliates of Jacobson Partners, a private equity firm whose managing partner is the Company’s Chairman of the Board, the Company issued 14.1 million shares of Common Stock and $3.5 million of 15% subordinated notes due 2008. Substantially all of the proceeds from the Rights Offering were used to refinance $14.0 million in principal amount of subordinated debt, plus related accrued and unpaid interest, that Childtime incurred in July 2002 to finance its acquisition of substantially all of the assets of Tutor Time Learning Systems, Inc. and related working capital needs.

      As a result of the rights offering, the Company retired $12.3 million of subordinated notes and related accrued and unpaid interest (net of $3.5 million of the new subordinated notes issued as part of the Rights Offering) and reduced annual interest expense by more than $1.8 million.

Business Strategy

      The Company’s business strategy is to:

(1)	focus on excellent operational execution and profitability for our corporate centers;

(2)	develop a culture of dedication to customer service and performance;

(3)	reinforce our value proposition to Tutor Time franchisees;

(4)	capitalize on the integration of Childtime’s and Tutor Time’s operations; and

(5)	improve the Company’s organizational leadership, institutional skills and capabilities.

      Management believes that focus on these factors will help create value in the near-term, and re-position the Company for profitable growth in the medium to long-term.

     Excellent Operational Execution and Profitability for Corporate Centers

      Excellent operational execution for corporate centers is critical to the success of the Company. Market research shows that parents’ decision to enroll their child in a Childtime or Tutor Time center is based on a number of factors and typically involves an intense, focused “buy” decision. Parents make tradeoffs between price and perceived value, especially value in relation to our major national and local competitors, and a wide range of other options that can include nannies, home care, and frequently lower-cost locally-sponsored child care options.

      Happy children, satisfied parents, and positive word-of-mouth are the most critical tests of how well the Company is managing the business and its ability to capture a price premium. They are a reflection of the many factors that determine the overall quality of the program in any given center. Based on experience, the most important of these factors include: the skills and (often) the longevity of center directors and staff; the differentiation and quality of the educational offering; the condition of facilities; and the degree to which the Company is perceived as service-oriented and values-driven.

      The most notable areas that management is focused on to improve corporate operations are as follows:

•	Tightened oversight of center operations by corporate and field staff with a combination of both child care and multi-unit management experience, supported by more timely, accurate and relevant data and analysis to manage the business

•	Development of a number of modules to improve training for center directors, staff and field support personnel, not just in the areas of center management and curriculum, but also in financial management, marketing, customer service, and the technologies that can improve center and business management

•	Development of new tools and approaches to focus center directors and area managers on the major value drivers of the business, primarily

•	Improved marketing tools and techniques to drive enrollment, critical in a largely fixed/semi-fixed cost business

•	New scheduling and labor management tools to optimize labor hours, by far the largest cost item (often greater than 50% of total revenues)

•	Revised capital expenditure processes to improve oversight and effectiveness of facilities maintenance costs

•	New performance management approaches to drive stronger “ownership” incentives for center directors and area managers

•	Standardization and communication of “best practice” operating policies and procedures

•	Revised recruitment practices to hire staff who have a higher likelihood of success and length of service (reduced staff turnover has the potential to save the Company millions of dollars in largely hidden costs)

•	Ongoing focus on under-performing centers to determine the reasons for poor performance with appropriate action plans to turn around each center or remove it from the portfolio

•	Improving the quality and differentiation of curriculum for both brands by improving content development and follow-through on curriculum delivery

     Improved Customer Service and Performance Culture

      The Company is taking steps to refocus all employees on providing timely and responsive customer service and on delivering a top-quality product to each employee’s customer at all times whether that customer be children, parents, center staff, center directors, area managers, the corporate or franchise operations team, etc. This is being accomplished through dedicated customer-service training initiatives and through re-design of job descriptions, performance evaluation systems, and incentive plans.

     Improved Franchisee Relations and Value Proposition

      Franchising represents an important component of the Company’s current Tutor Time business and an attractive growth option for the Company going forward. Relations with existing Tutor Time franchisees were severely strained as a result of Tutor Time Learning Systems, Inc.’s financial distress and the Chapter 11 process. Major initiatives have been established by senior management which has begun to repair franchise relationships and re-earn the trust and cooperation of the franchisee community. The Company is focused on further strengthening franchise relations by providing superior support to franchisees through its franchise district management team, with additional support from key roles in the regional management structure, including regional training and human resource managers, and marketing support. In addition, the Education, Technology and Marketing Departments have improved their value delivery and support infrastructures, and continue to bolster their respective contributions to the Company’s franchisees. The Franchise Operations group is expanding its role to include business advisory and performance benchmarking.

     Ongoing Benefits from the Integration of Operations

      With the acquisition of Tutor Time, management focused on consolidating several “back-office” functions to its Michigan headquarters. This included the corporate operations, finance and accounting, technology, marketing, and real estate functions. Management used the integration process to pick the best of both companies in terms of technology and accounting systems, operating policies and procedures, and management talent. Going forward, the Company will maintain an office in Florida focused mainly on franchise operations and curriculum. This consolidation of operations has resulted in reduced costs while providing consistent information and services to the entire organization. While the integration of Childtime and Tutor Time operations is now largely completed, a number of opportunities remain to further improve the Company’s operating efficiency and effectiveness.

     Improved Organizational Leadership, Skills and Capabilities

      The Company has made a concerted effort to upgrade the overall level of management talent to capitalize on the growth opportunity presented with the acquisition of the Tutor Time brand. New hires include the CEO, CFO, Vice President of Human Resources, Vice President of Marketing, as well as a reorganization of and internal hires into key positions in the regional management teams. The Company currently has an interim Chief Operating Officer with significant post-merger, turnaround and project management skills, and plans to hire a permanent Chief Operating Officer.

      The new management team is focused on developing institutional skills and capabilities in critical areas to focus the organization on key value drivers including: high-impact marketing techniques to drive enrollment, labor and controllable cost management, training, curriculum development, capital expenditure management, action plans for management of under-performing centers, and overall business planning and strategy.

Growth Strategy

      The following table sets forth the number of centers acquired or otherwise opened, as well as closed, during the periods indicated. Figures include Tutor Time franchise centers.

	Fiscal Year Ended

	March 28,	March 29,	March 30,
	2003	2002	2001

Number of centers in operation:
Beginning of period	286	304	293
Additions during period:
Acquisitions and other	182	1	10
New center openings	21	3	8

Total additions	203	4	18
Closings/ Terminations during period	(15)	(22)	(7)

End of period	474	286	304

      In the years prior to the acquisition of Tutor Time, the Company had focused on expanding its Childtime brand through a number of smaller acquisitions and build-to-suit centers at the rate of approximately 30 to 40 centers per year. During fiscal 2001 and 2002, the Company shifted strategy to focus on improving the profitability of current operations, and significantly reduced the number of these smaller acquisitions. As a result, the Company closed 22 centers during fiscal 2002 (18 of which were included in its restructuring plan initiated at the end of fiscal 2001). Ten additional centers were closed in fiscal 2003, and five Tutor Time franchise centers that had reached the end of their contracted franchise terms were allowed to exit the system.

      With the acquisition of Tutor Time in July 2002, the Company acquired and accepted the contracts on 58 operating corporate centers, 124 operating franchise centers, and additional Tutor Time centers that were at various stages of development.

      In addition to the current development pipeline, the Company is actively researching new sites to add to the Tutor Time portfolio. Current plans are for a mix of franchise and corporate sites to be opened within existing franchise and corporate geographies. The Company will prioritize adding units in its existing markets in order to increase market concentration and to leverage administrative and advertising expenses. The Company continues to experience a large number of inquiries from qualified candidates interested in franchise opportunities, as well as ongoing demand from its existing base of franchisees. The majority of inquiries are for U.S.-based opportunities. The Company has also received inquiries for international opportunities, presenting an attractive long-term growth option for the Company.

      In choosing locations for new centers, the Company considers a number of factors, emphasizing suburban neighborhoods with growing populations of young families. Management looks for sites in proximity to newly developed or developing residential areas on heavily traveled local streets. The Company performs a detailed analysis of the demographics of the area surrounding the proposed site and focuses on several site selection criteria including: the percentage of children under age six; the population density within a three-mile radius surrounding a proposed site; and average household income. The Company also analyzes the percentage of the population consisting of college-educated, dual-income families, as well as the average home value in the target area.

      In addition to acquiring or building centers in residential areas, the Company had obtained contracts in the past with employers and office complex managers to operate centers in at-work locations. Historically, public agencies and hospitals have been the principal employers providing or otherwise arranging for child care services for their employees. A number of private sector employers also offer this benefit, as they recognize that reduction of employee absenteeism due to a lack of reliable and available child care can significantly offset the cost to employers in offering such benefits.

      The Company’s expansion activity is limited to child care centers in market areas showing strong growth potential and to sites which the Company believes it can conform to its standard facility and educational format. The Company utilizes prototype building designs in its build-to-suit centers.

      The Company continuously reviews its existing center portfolio in an effort to ensure all centers meet minimum performance standards. Centers become candidates for closure when they fail to meet certain demographic or financial criteria.

      Going forward, there are no assurances that the Company will be able to continue to develop or acquire new sites in a manner that will meet its requirements.

Educational Programs

      The Company’s educational programs stress the process of learning and discovery. The staff is trained to support children in their active explorations and to help them to become self-confident, independent and inquisitive learners. The Company believes in fostering all aspects of a child’s development: social, emotional, physical and intellectual. The two primary means of meeting this goal are the use in each center of a proprietary educational curriculum modeled on national standards for early childhood development and the center’s ongoing dialogue with parents in providing a learning environment for their children that meets or exceeds their expectations as customers.

      In each Childtime center, the Company has historically utilized The Creative Curriculum® For Early Childhood, a nationally recognized educational curriculum development guide published by Teaching Strategies, Inc. and written by Diane Trister Dodge (a member of the Governing Board of the National Association for the Education of Young Children from 1990 to 1994) and Laura J. Colker. The Creative Curriculum® provides a philosophy and a framework for development of appropriate curriculum, but it does not provide detailed daily lesson plans. Tutor Time centers in contrast have used an in-house proprietary curriculum developed by Dr. Victoria Folds, Tutor Time’s Vice President of Education. Dr. Folds’ curriculum emphasizes developmentally appropriate activities, drawing on best practices from traditional, progressive and Montessori teaching approaches. As the two brands have been integrated into one Company, Dr. Folds’ education team continues to develop proprietary curriculum for Tutor Time, and is using the principles laid out in The Creative Curriculum® as a philosophical guide to develop more detailed lesson plans and support materials for Childtime centers. Emphasis will be placed on keeping the materials for Childtime and Tutor Time distinct from each other and from competitor’s offerings in the market.

      Children enrolled at a center are placed into groups according to their age. Each group has specific learning goals that enable the staff to develop planning activities and daily programs and to assess each child’s growth and development. At designated times during the year, an informal developmental assessment is prepared for each child and reviewed with the child’s parents.

      Generally speaking, the Company’s classrooms under both brands are organized in seven levels following the sequential process of growth and development, from infancy through school-age:

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

     Young Toddler (1 – 2 years)

Classroom space and materials are organized to support the young toddler’s need to physically explore, discover and be independent. Caregivers provide comforting words and lap time to help toddlers deal with separation from parents. Toddlers are encouraged to participate in daily routines to develop self-help skills and self-esteem. Play activities with sensory experiences provide opportunities to help in the development of thinking skills, large and small muscles and assist in promoting communication skills. Stories, pictures and books are introduced to help toddlers experience reading as a pleasurable activity. Caregivers reinforce positive behaviors, set limits and are consistently available as a “home base” to support the toddler’s conflicting need for independence and comfort.

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

     Preschool 2 (4 – 5 years)

Classroom organization and the daily schedule provide increased opportunities for independent and small group play in interest centers. Such group play supports older preschoolers’ developing ability to organize their own play, assign roles and tasks and work towards a common goal. Activities provide hands-on experiences. Caregiver interaction focuses on helping preschoolers organize the information they gather, develop an understanding of number concepts, reasoning and problem solving skills (matching, classifying and sequencing), while expanding listening and language skills. Independent and group activities with books and stories promote reading readiness. Caregivers create a print rich environment (signs, labels and charts) and provide opportunities for children to draw, paint and engage in writing activities. Children are increasingly involved in helping to set limits for positive and caring behaviors. Caregivers focus special attention in order to promote kindergarten readiness.

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

     School-ages (6 – 12 years)

Classroom space, equipment and materials are organized to support school-agers’ sense of industry and competence and to accommodate the wide range of interests and abilities of six to twelve year-olds. The program provides opportunities for school-agers to pursue their interests, perfect coordination of large and small muscles and to learn to work with others. The environment is designed to engage children in activities (arts and crafts, cooking, dramatic play, music, dance, games and sports) they can pursue independently, with a friend, or as a group project. Caregiver integration focuses on helping children set reasonable goals and manageable tasks, guiding them to think about the consequences of their words and actions so as to foster a sense of community. Special time is allotted for children to complete their homework assignments.

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

      The Company continues to focus its efforts on obtaining accreditation for many of its centers by the National Association for the Education of Young Children (“NAEYC”) or the National Early Childhood Program Accreditation (“NECPA”). NAEYC and NECPA are national organizations that have established comprehensive criteria for providing quality child care. Both organizations have developed and implemented a voluntary and rigorous accreditation process through which child care providers have their programs formally evaluated by trained NAEYC or NECPA verifiers and the families served by the providers. Centers which earn such national accreditation status demonstrate a commitment to excellence by operating centers of the highest quality for the children they serve. The Company believes that the process of earning accreditation assists in the Company’s efforts to continually improve its programs, training and facilities. The Company shares NAEYC’s and NECPA’s commitment to provide the highest quality child care and, thus, continues to pursue an aggressive accreditation schedule.

Products and Services

      General. During fiscal 2003, the Company reorganized its corporate operations into one division with the Childtime learning center and Tutor Time learning center operations headed by a Director of Corporate Operations. The Director oversees regional teams, with each team comprised of a regional operations manager, finance manager and training manager. Reporting to the regional operations manager are area managers, with each area manager responsible for multiple learning centers. Each individual center has a dedicated center director and a staff generally ranging from 15 to 30 persons. The centers operate year-round, five days per week, generally opening at 6:30 a.m. and remaining open until 6:30 p.m. A child may be enrolled in any of a variety of program schedules, from a full-time, five-day-per-week plan to as little as two or three half-days a week. A child attending full-time typically spends approximately 9 hours a day, five days per week, at a center.

      The Company’s current weekly tuition for full-day service typically ranges from approximately $100 to $300 depending on the location of the center, the age of the child, and whether it is a Childtime or Tutor Time center. Tuition is generally paid in advance on a weekly basis. The Company also charges additional registration and materials fees which vary by brand and location. The Company generally reviews its tuition rates at least once each year to determine whether rates at a particular center should be changed in light of that center’s competitive environment and financial results.

      The Company’s franchise operations are headed by Tutor Time’s Vice President of Franchise Operations. The Vice President oversees District Franchise Managers, who in turn are the main point of contact between franchisees and the Company. The District Franchise Managers provide support and training to franchisees and their center staff, and also ensure that franchisee operations are in compliance with Company standards.

      Both the regional corporate operations teams and the franchise district managers can draw on additional resources within the Company to bring in expert advice on specific topics including marketing, curriculum, human resources, training, finance and business management, licensing, new center openings, state and federal grants, government relations, real estate and facilities management.

      Center Operations. Each center is managed by a director who is supervised by an area manager. The Company places a great deal of emphasis on the recruitment, selection and ongoing training of center directors. Center directors are hired by their respective area manager from a pool of candidates who have undergone an initial psychological profile screen, reference check, and criminal background check. All center directors are required by state regulations to have some minimum level of training, which is typically in the form of credit hours from a state approved training agency or an accredited educational institution. The Company prefers that potential directors have a bachelor’s degree in early childhood education, child development or a health-related field plus a minimum of two years experience in licensed child care. Many directors are recruited from within the Company and have served as caregivers or assistant directors in one of the Company’s centers. A center director has overall responsibility for the operations of a center including: ensuring that the center is operated in accordance with Company and state licensing standards and operating procedures; providing an educational, caring and safe environment for children and their parents; marketing the Company to parents and otherwise promoting the positive image of the Company in the community. The center directors receive a salary and bonus tied to the financial and operating performance of their center. Each center director is also responsible for hiring his or her staff, including caregivers.

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

      Area Supervision. An area manager hires the director of each of his or her centers and is supervised by a regional manager. Area managers also work very closely with other corporate staff members, such as the Vice President — Human Resources, Director of Real Estate, Vice President — Marketing, Corporate Controller or General Counsel, on such issues as center acquisition and marketing, personnel actions and financial planning. Additional duties of area managers are to facilitate communications between center directors and the corporate office, as well as among center directors, and to monitor cost control and revenue generation efforts and licensing compliance. Area managers typically spend 80% of their work time in the centers they supervise. Area managers receive a salary and bonus tied to the financial and operating performance of the centers under their supervision.

      Training. The Company believes that the skills and expertise of the director and staff at each center are among the most significant factors for parents selecting center-based child care programs. In order to enhance the quality of the staff at each center, the Company provides both externally and internally developed training programs for its personnel. It has developed training materials and manuals for its staff and conducts seminars for its area managers and directors on such subjects as interpersonal and business skills, curriculum, health and safety, basic financial concepts and marketing. All management personnel (including area managers, center directors and assistant directors) participate in periodic training programs or meetings and must comply with applicable state and local licensing regulations. Center staff is required to participate in orientation and training sessions. The Company is organized for its operations into regions, each of which has an on-site regional training manager to assist in the development and implementation of its training programs. These training programs are designed to prepare and enhance the skills of its caregivers to meet the Company’s internal standards and applicable state licensing requirements. All new center directors are required to attend a one-week training course held at their respective region office within four weeks of their hire date.

      Safety. The Company is committed to the health and safety of the children in its care. To prevent unauthorized persons from entering the center, substantially all centers are equipped with front door security systems requiring card keys, security codes, or other forms of access control. In addition, most centers use a double door entrance and have a centrally monitored security system to protect the center after hours. Each day, children must be signed in and out by parents, legal guardians or an authorized designee of the parent or guardian. All centers have at least one staff member trained in first aid and CPR.

      Center staff members are trained to detect child neglect and abuse, and are required by law and company policy to immediately report all suspected instances. In the rare event that an employee is accused of child neglect or abuse, it is the Company’s policy to place the employee on administrative leave pending the results of an independent state agency investigation, in which the Company cooperates fully. No assurances can be made that allegations of child neglect or abuse will not be made in the future. However, allegations of child neglect or abuse against an employee are rare, and in most cases, covered by the Company’s general liability insurance. Since these incidents fall within the insurance policy limits, it is the Company’s position that such occurrences will not materially affect the financial position, results of operations, or cash flow of the Company. The Company maintains general liability insurance and appropriate umbrella policies in adequate amounts, as described under “Insurance”.

      Financial Planning, Budgeting and Cost Control. The Company has implemented a program of financial planning and cost control which seeks to maximize operational profit without sacrificing quality child care. This goal is accomplished by actively engaging the area manager and center director in the formulation and implementation of the budget for each center. The Company’s operations are organized into regions, each of which includes an on-site regional finance manager. The regional finance manager is responsible for assisting the director and area manager in the budgeting process along with other financial functions. Directors are then responsible for implementing the approved budget and become primarily responsible for the financial performance of the center. In order to encourage profitable performance, the Company has implemented a financial incentive program for meeting or exceeding pre-approved budget goals.

      Facilities. Most of the Company’s centers are freestanding structures leased or owned by the Company. The Company utilizes prototype buildings designed specifically for each state emphasizing energy efficiencies, lower maintenance costs and enhanced appearance. Depending on the state, these prototype designs for Childtime centers generally contain between 7,900 to 9,000 square feet in a one story, air-conditioned building; Tutor Time centers are typically larger with prototype centers averaging over 10,000 square feet.

      The interiors primarily consist of closed classrooms bordering a central hallway. Such a design accommodates the desire to allow children the freedom to explore their environment as well as the staff’s need to be able to monitor activities in the classroom. The Company’s centers contain classrooms, recreational areas, a kitchen and bathroom facilities and are designed to accommodate the grouping of children by age or development level. Two unique features of Tutor Time centers are the Tutor Towne Village® and self-contained classrooms. The Tutor Towne Village® is a common room outfitted with a post office, firehouse, and other facades that create a play and learning environment imitating a small town. Use of the room is purposefully integrated into the Tutor Time curriculum in a way that enables staff to teach children through guided socio-dramatic play. Classrooms are self-contained in that each classroom is designed to have its own areas for play, learning, eating, crafts and diaper changing so that teachers and children do not need to leave the room, except for other special activities such as use of playgrounds or the Tutor Towne Village®. Childtime centers do not have the same level of standardization of features due to the varying age of centers and the fact that many were acquired. However, most centers have unique and appealing features in line with the educational and developmental philosophy of the Company.

      Room materials are chosen for their educational value, quality and versatility. The infant/young toddler room features separate, sanitary diaper changing areas. Each facility has a playground designed to accommodate the full range of children attending the center, including an area specifically for toddlers. The playground is fenced in for security and organized to provide adequate supervision for every age group. Each center is equipped with a variety of audio-visual aids, educational supplies, games, toys, indoor and outdoor play equipment. In addition, most Tutor Time centers and some Childtime centers are equipped with personal computers and software designed for preschool and school age children. Tutor Time centers typically are equipped with security cameras and phones in each classroom. Virtually all of the centers are also equipped with vehicles for the transportation of children to and from elementary schools and for field trips. Van drivers carry cellular telephones in the event of a break down while on the road.

      As of March 28, 2003, the Company operated 327 Company-owned centers and franchised 135 centers. Aggregate licensed capacity for these centers was over 50,000 children. The capacity of centers differs from state to state because of various licensing requirements.

      Management Contracts. As of March 28, 2003, the Company also had contracts to manage 12 child care centers. Many of these centers are located on or near the premises of a specific employer and involve varying degrees of involvement from the employer, such as ownership of the premises, minimum enrollment guarantees, the assumption of financial responsibility for the ongoing operations of the center, other management arrangements, or any combination of the above. Historically, public agencies and hospitals have been the principal employers providing or otherwise arranging for child care services for their employees.

Marketing

      The Company believes that the quality of a center’s director, staff and center location, supported by consistent national and localized marketing and sales efforts, are the key components to a successful, profitable center. With the acquisition of Tutor Time, the Marketing Department now develops two separate marketing strategies to support the individual development of the Childtime and Tutor Time brands as well as provides training and support for both corporate and franchise center-level marketing and sales.

      The core marketing strategy for the Company is to focus on developing cost-efficient programs targeted to those areas which will have the greatest impact on corporate growth. The first area is to boost leads and enrollment, particularly focusing on: 1) under-performing and new centers, where increased enrollments have the greatest impact on revenue growth; 2) increasing customer retention and driving customer referrals, the leading source of new enrollments for existing centers; 3) providing the foundation and training for corporate and franchise center-level marketing and sales; and 4) creating national marketing programs and efforts targeted to peak enrollment periods, such as Back to School, Summer Camp and Winter Enrollment. These programs include national and regional advertising; regional direct mail, Val-paks, and Advos; national and regional media relations activities; regional events; collateral material development; and Internet marketing.

      Since a large number of new enrollments come from existing parents, the Company has developed special programs and incentives to encourage parent referrals. The Company also advertises in Yellow Pages, another key source of new enrollments.

Seasonality

      Generally, the Company’s accounting periods are organized into 13 four-week periods, with 4 four-week periods comprising the first fiscal quarter and 3 four-week periods comprising each of the second, third and fourth fiscal quarters. Consequently, the Company’s revenues, gross profit and operating results for the first quarter are favorably impacted by the additional four weeks included in that quarter. Periodically, due to the Company’s closing the fiscal year on the Friday closest to March 31, the Company will have five weeks in the thirteenth period of its fiscal year.

      Due to the impact of summer vacation, in July and August of each year (the last month of the Company’s first fiscal quarter and the first month of the Company’s second fiscal quarter), the Company has historically experienced an enrollment decline. In addition, the Company typically experiences revenue declines in the months of November and December due to the impact of several major holidays. To partially offset these declines, the Company has successfully implemented and marketed both a summer camp program with a new theme and focus each year, as well as a December holiday camp.

      New enrollments are generally highest in September and January; accordingly, August and December are traditionally the best months to open new centers. Total enrollments (and, accordingly, the Company’s results) are typically the strongest in the fourth quarter (which include the months of January, February and March).

Competition

      The child care and preschool education industry is highly fragmented and competitive and has historically been dominated by small, local nursery schools and child care centers. The Company’s competition consists principally of local nursery schools and child care centers (some of which are non-profit, including church-affiliated centers), providers of services that operate out of homes, and other proprietary multi-unit child care center providers, some of which are larger and may have substantially greater financial resources than the Company. Among the larger providers of for-profit child care and preschool education are KinderCare Learning Centers, Inc., La Petite Academy, Inc., and Knowledge Learning Corporation. Bright Horizons Family Solutions, Inc. is the largest competitor in the at-work/management contract segment. Major competitors in the franchise segment include Goddard Schools, Primrose Schools, and Kiddie Academy.

      The Company believes it is able to compete favorably with these providers by offering a high quality level of child care services. This is especially true in competing against local nursery schools, child care centers and in-home providers where the Company is often at a price disadvantage, because these providers generally charge less for their services than the Company charges. Many church-affiliated and other non-profit child care centers have lower occupancy costs than the Company and may receive donations or other funding to cover operating expenses. Consequently, operators of such centers may charge tuition rates that are less than the Company’s rates. In addition, fees for home-based and not-for-profit care are normally lower than fees for center-based care, because these providers are often not regulated and, thus, not required to satisfy the same health, safety, insurance or state regulations as the Company’s centers.

      The Company competes by hiring and training quality center directors and by offering professionally-planned educational and recreational programs, well-equipped facilities, and trained staff and supervisory personnel. In addition, the Company provides a range of enrichment programs, including foreign language, dance, music and karate. The Company also provides drop in service, and the transportation between the Company’s child care centers and schools of children enrolled in the Company’s before and after school program.

Personnel

      As of March 28, 2003, the Company employed approximately 7,500 persons (including part-time and substitute caregivers), of which 92 are employed at corporate headquarters in Michigan and in Florida, 18 are employed at regional offices and 37 are employed as area managers or franchise district managers. The remainder are employed at the Company’s child care centers. Center employees include center directors, assistant directors, full-time and part-time teachers, caregivers, substitute caregivers, aides and other staff, including cooks and van drivers. All center directors, regional managers, area managers and most corporate supervisory personnel are salaried; all other employees are paid on an hourly basis. The Company does not have an agreement with any labor union and believes that its relations with its employees are favorable.

Regulation

      Child care centers are subject to numerous state and local regulations and detailed state licensing requirements. Although these regulations vary from jurisdiction to jurisdiction, government agencies generally review, among other things, the adequacy of buildings and equipment, licensed capacity, the ratio of staff to children, staff training, record keeping, the dietary program, the daily curriculum and health and safety standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of centers, and licenses must be renewed periodically. In a few jurisdictions, new legislation or regulations have been enacted or are being considered which establish requirements for employee background checks or other clearance procedures for new employees of child care centers. Repeated failures by a center to comply with applicable regulations can subject it to state sanctions, which might include fines, corrective orders, being placed on probation or, in more serious cases, suspension or revocation of the center’s license to operate. Management believes the Company is in substantial compliance with all material regulations applicable to its business.

      For the fiscal year ended March 28, 2003, approximately 24% of the Company’s revenues were generated from federal and state child care assistance programs, primarily the Child Care and Development Block Grant and At-Risk Programs. These programs are typically designed to assist low-income families with child care expenses and are administered through various state agencies. Although no federal license is required at this time, there are minimum standards that must be met to qualify for participation in certain federal programs. There is no assurance that funding for such federal and state programs will continue at current levels and a significant reduction in such funding may have an adverse impact on the Company.

      There are certain tax incentives for parents utilizing child care programs. Section 21 of the Internal Revenue Code provides a federal income tax credit ranging from 20% to 30% of certain child care expenses for “qualifying individuals” (as defined therein). The fees paid to the Company for child care services by eligible taxpayers qualify for the tax credit, subject to the limitations of Section 21. For 2002 and 2003, the tax credit ranges from 20% to 35% of qualifying child care expenses and is limited to $3,000 for one child and $6,000 for two or more children. Therefore, the maximum credits ranges from $600 to $1,050 for one child and $1,200 to $2,100 for two or more children. Tax incentives provided under the Internal Revenue Code are subject to change.

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

Insurance

      The Company’s insurance program currently includes the following types of policies: workers’ compensation, commercial general and automobile liability, commercial property, director and officer liability, flood coverage in applicable locations, excess “umbrella” liability, and a medical payment program for accidents which provides secondary coverage for each child enrolled in a Company center. The policies provide for a variety of coverages and are subject to various limits and deductibles. For fiscal 2003 and 2002, the Company’s policies for workers’ compensation have a deductible of $250,000 per occurrence. The commercial general liability policy has a $1,000,000 limit per occurrence, with a $3,000,000 general aggregate limit per location. There is a separate limit for sexual abuse and molestation coverage of $1,000,000 for each occurrence and $3,000,000 in the aggregate, with defense limits of $1,000,000 per occurrence and $3,000,000 in the aggregate. The Company also has excess “umbrella” coverage, relating to general liabilities (exclusive of sexual/physical abuse claims) in the amount of $20,000,000 per year. Management believes the Company’s current insurance coverages are adequate to meet its needs.

Item 2. Properties

      The following table shows the locations of the Company’s centers, including those operated under management contracts, as of March 28, 2003. (The numbers reflect the number of centers in that state or country):

		Tutor Time

	Childtime	Corporate	Franchise	Total

Arizona	21	0	17	38
California	33	6	26	65
Connecticut	0	2	5	7
Delaware	0	1	1	2
Florida	12	2	12	26
Georgia	15	0	2	17
Illinois	6	9	2	17
Indiana	0	0	1	1
Iowa	3	0	0	3
Kansas	0	2	0	2
Maryland/ DC	14	0	0	14
Massachusetts	0	1	0	1
Michigan	18	17	1	36
Minnesota	0	0	9	9
Mississippi	1	0	0	1
Missouri	4	0	3	7
Nevada	7	0	0	7
New Jersey	6	3	7	16
New Mexico	1	0	0	1
New York	26	13	24	63
North Carolina	12	0	5	17
Ohio	22	1	1	24
Oklahoma	8	0	0	8
Pennsylvania	1	3	2	6
South Carolina	1	0	0	1
Texas	43	1	5	49
Virginia	13	0	0	13
Washington	8	1	0	9
Wisconsin	1	0	0	1
Canada	0	1	1	2
Hong Kong	0	0	2	2
Indonesia	0	0	7	7
Philippines	0	0	2	2

Total	276	63	135	474

      As of March 28, 2003, the Company operated 276 Childtime centers and 63 Tutor Time corporate centers. Of the Childtime centers, 213 were operated under lease or operating agreements, 51 were owned and 12 were operated under management contracts. Of the Tutor Time corporate centers, all 63 were under lease agreements. Both the Childtime and Tutor Time leases have terms ranging from 1 to 25 years, often with renewal options, with most leases having an initial term of 5 to 20 years. The leases typically require the Company to pay utilities, maintenance, insurance and property taxes, and some provide for contingent rentals if the center’s revenues exceed a specified base level. In addition, the Company serves as guarantor on 66 franchise leases.

      As of March 28, 2003, the Company had leases or operating agreements with initial terms (including renewal options) expiring as follows:

Number of Leases or
Fiscal Year	Operating Agreements Expiring

2003-2004	22 *
2005-2006	44
2007-2010	100
2011 and later	133

Total	299

*	Includes 3 U.S. Government operating contracts with indefinite terms

      Effective May 5, 2003, the Company moved its corporate offices to a leased office facility in Novi, Michigan, consisting of approximately 20,000 square feet. The lease expires April 30, 2013.

Item 3. Legal Proceedings

      The Company is involved from time to time in routine litigation arising out of the ordinary course of its business, most of which is covered by general liability insurance. In management’s opinion, none of the litigation in which the Company is currently involved will have a material effect on its financial condition, results of operations or cash flows. (See “Contingencies” in Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Item 4. Submission of Matters to a Vote of Security Holders

      As previously reported in the Company’s Current Report on Form 8-K dated March 10, 2003, the Company held a Special Meeting of Shareholders at which the shareholders on March 10, 2003, approved an amendment to the Company’s Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 shares to 40,000,000 shares.

Item 4A. Executive Officers of the Registrant

      The information regarding executive officers of the Company contained in Item 10 of this Report as it appears in Part III of this Report is incorporated herein by reference.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      The following table sets forth the high and low sales prices of the Company’s Common Stock for the fiscal years ended March 28, 2003 and March 29, 2002, as reported on The Nasdaq National Market System through October 10, 2002, and the high and low bid prices as reported on The Nasdaq SmallCap Market beginning October 11, 2002. These quotations represent prices between dealers and do not include retail mark-ups, mark-downs or other fees or commissions and may not represent actual transactions.

	Common Stock
	Sales Prices

	High	Low

Fiscal 2003:
1st Quarter	$3.70	$2.56
2nd Quarter	$3.00	$1.16
3rd Quarter	$1.80	$0.98
4th Quarter	$1.28	$0.32

Fiscal 2002:
1st Quarter	$9.00	$6.76
2nd Quarter	$9.05	$7.00
3rd Quarter	$8.00	$5.50
4th Quarter	$5.90	$2.90

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

      As of June 15, 2003, there were approximately 460 holders of the Company’s Common Stock (including individual participants in security position listings).

      On May 12, 2003, the Company received notification from Nasdaq Listing Qualifications that, for the 30 consecutive trading days, the bid price of the Company’s Common Stock had closed below the minimum of $1.00 per share requirement for continued inclusion on The Nasdaq SmallCap Market under Marketplace Rule 4310(c)(4). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), the Company was provided 180 calendar days, or until November 10, 2003, to regain compliance or be subject to possible delisting. By letter dated June 19, 2003, the Company was notified by Nasdaq that the bid price of the Company’s Common Stock had closed at $1.00 per share or more for a minimum of ten consecutive trading days and, thus, the Company had regained compliance with Marketplace Rule 4301(c)(4) and avoided delisting. Although the Company is currently in compliance with the requirements for continued inclusion of its Common Stock on The Nasdaq SmallCap Market, there are no assurances that the Company will be able to maintain its compliance with such requirements.

Item 6. Selected Financial Data

      The following table sets forth, for the periods indicated, selected data from the Company’s financial statements. This table should be read in conjunction with Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and with the Company’s Consolidated Financial Statements and related Notes for the year and period ended March 28, 2003 appearing elsewhere in this Report.

Childtime Learning Centers, Inc. and Consolidated Subsidiaries

	March 28,	March 29,	March 30,	March 31,	April 2,
	2003	2002	2001	2000	1999

	(Dollars in thousands, except for per share data)
Revenue from Learning Center Operations	$173,602	$141,391	$146,583	$127,883	$112,208
Revenue from Franchise Operations	3,763	—	—	—	—

Revenue, net	177,365	141,391	146,583	127,883	112,208
Operating expenses of Learning Centers	157,690	124,594	127,210	109,388	94,342

Gross profit	19,675	16,797	19,373	18,495	17,866
Provision for doubtful accounts	1,272	1,321	405	384	277
General and administrative expenses	16,561	11,996	8,825	7,598	6,854
Depreciation and amortization expenses(1)	3,526	4,750	4,562	3,404	2,852
Exit and closure expenses	1,051	578	4,000	—	—
Mold remediation expense	—	1,005	—	—	—
Failed merger costs	—	952	—	—	—
Intangible asset impairment charges(2)	4,181	1,693	1,447	—	—
Fixed asset impairment charges(2)	3,401	223	—	282	—

Operating income (loss)	(10,317)	(5,721)	134	6,827	7,883
Interest expense, net	2,577	458	966	428	312
Other (income) expense, net	(84)	(63)	(242)	(274)	(359)

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	(12,810)	(6,116)	(590)	6,673	7,930
Income tax provision (benefit)	(228)	(2,270)	(191)	2,504	2,978

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	(12,582)	(3,846)	(399)	4,169	4,952
Discontinued operations, net of taxes	(602)	(189)	65	160	144

Income (loss) before cumulative effect of change in accounting principle	(13,184)	(4,035)	(334)	4,329	5,096
Cumulative effect of change in accounting principle(2)	(4,967)	—	(275)	—	—

Net income (loss)	$(18,151)	$(4,035)	$(609)	$4,329	$5,096

Earnings (loss) per share:
Basic income (loss) before discontinued operations and cumulative effect of change in accounting principle	$(2.35)	$(0.73)	$(0.08)	$0.79	$0.91
Discontinued operations, net	(0.11)	(0.04)	0.01	0.03	0.03

Basic income (loss) before cumulative effect of change in accounting principle	$(2.46)	$(0.77)	$(0.07)	$0.82	$0.94
Cumulative effect of change in accounting principle	(0.93)	—	(0.05)	—	—

Net income (loss)	$(3.39)	$(0.77)	$(0.12)	$0.82	$0.94

	March 28,	March 29,	March 30,	March 31,	April 2,
	2003	2002	2001	2000	1999

	(Dollars in thousands, except for per share data)
Diluted income (loss) before discontinued operations and cumulative effect of change in accounting principle	$(2.35)	$(0.73)	$(0.08)	$0.79	$0.90
Discontinued operations, net	(0.11)	(0.04)	0.01	0.03	0.03

Diluted income (loss) before cumulative effect of change in accounting principle	$(2.46)	$(0.77)	$(0.07)	$0.82	$0.93
Cumulative effect of change in accounting principle	(0.93)	—	(0.05)	—	—

Net income (loss)	$(3.39)	$(0.77)	$(0.12)	$0.82	$0.93

Selected Balance Sheet Data:
Total Assets	$83,945	$74,115	$74,111	$71,174	$62,611
Total long-term debt	$29,631	$3,196	$4,224	$4,214	$1,892
Total shareholders’ equity	$25,813	$43,482	$47,236	$44,939	$46,407

Selected Operating Data:
Number of centers (at end of period)	339	286	304	293	270

(1)	In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company did not amortize goodwill for the fiscal year ended March 28, 2003. If goodwill amortization had not been recorded for the prior periods, net income (loss) and earnings (loss) per share as shown above would have been as follows:

	Net Income	Earnings (Loss)
	(Loss)	Per Share

	(In millions)
2002	$(2.9)	$(0.55)
2001	$0.8	$0.15
2000	$5.2	$0.99
1999	$5.8	$1.06

(2)	During the second quarter of 2003, the Company completed the implementation of SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment in accordance with the provisions of SFAS No. 142. In accordance with its impairment policy, the Company employed a discounted cash flow analysis in conducting its impairment tests for the year ended March 29, 2002. The Company completed its impairment test and recorded an impairment loss of $5.0 million (net of a tax benefit of $0.9 million) as a cumulative effect of a change in accounting principle. In addition, as a result of continuing weakening economic conditions, the Company tested for goodwill impairment as of October 11, 2002, and recorded an impairment loss during the second quarter of $4.2 million. Due to the continuing weakening economic conditions, the Company also tested for long-lived asset impairment, which consists primarily of equipment, leasehold improvements and other assets, as of October 11, 2002, in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company employed a cash flow analysis in conducting its impairment test. The Company completed its impairment test and recorded an impairment loss of $3.5 million, including $0.1 million in discontinued operations, which impacted the Childtime reporting segment.

The impairment charges shown for fiscal years ended March 2002, 2001 and 2000 reflect charges for the write-down of goodwill and fixed assets determined in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Since the beginning of fiscal year 1999, the Company has increased its number of centers from 242 centers to 339 Company-owned and 135 franchised centers at March 28, 2003. We have achieved this growth through a combination of acquisitions (including the acquisition of Tutor Time centers in July 2002), prototype build-to-suit centers, and new leases. Fiscal 2002 growth consisted of three new build-to-suit leased centers and one management contract. During fiscal 2002, we closed 22 under-performing centers, 18 of which had been identified in our restructuring plan at the prior fiscal year ended March 30, 2001. With the acquisition of Tutor Time in fiscal 2003, the Company acquired and accepted the contracts on 58 operating corporate centers, 124 operating franchise centers, and additional Tutor Time centers that were at various stages of development.

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

Critical Accounting Policies

      Childtime prepares its financial statements in conformity with accounting principles generally accepted in the United States. In preparing these statements management makes certain estimates, judgments and assumptions, which affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of revenue and expenses for each period presented. The application of the Company’s accounting policies, in certain instances, requires the exercise of judgment and assumptions that pertain to future uncertainties and as a result, actual future results could differ from management’s estimates. The accounting policies management believes are critical in the preparation of the Company’s financial statements relate to revenue recognition, accounts receivable, impairment of long-lived assets, liability for workers’ compensation insurance obligations, and income taxes.

      Revenue Recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin 101, which requires that the following criteria be met before recognizing revenue: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectibility is reasonably assured. The Company’s revenues consist primarily of tuition paid by parents, supplemented in some cases by payments (either partial or in total) from government agencies. Each agency has its own set of guidelines in administering subsidies and management must constantly monitor affected centers to ensure compliance. Revenues also include, to a lesser degree, management fees paid by corporate sponsors and franchise royalties and fees. Tuition revenue is recognized as services are performed. In some centers, the Company receives payment in advance of services being rendered, in which case, revenue is deferred until the services have been provided. Franchise fees and site development fees are recognized as revenue at the time the franchise center receives a certificate of occupancy. Royalty income related to franchise operations is recognized as revenue is earned by franchisees.

      Accounts Receivable. The Company generates accounts receivable primarily from fees charged to governmental agencies, franchisees and, to a lesser degree, parents. The Company monitors collections and payments from these customers and maintains a provision for estimated losses based on historical trends and current overall economic conditions. Amounts charged to this provision for uncollectible accounts receivable have historically been within the Company’s expectations, but there can be no assurance that future experience will be consistent with the Company’s past experience.

      Impairment of Intangible and Long-lived Assets under SFAS 142 and SFAS 144. During the second quarter of 2003, the Company completed the implementation of SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is no longer amortized. Instead, goodwill and intangible assets with indefinite lives are tested for impairment in accordance with the provisions of SFAS 142. The Company employed a discounted cash flow analysis to compute fair value in conducting its impairment tests under SFAS 142. The Company also tests for long-lived asset impairment, which consists primarily of equipment, leasehold improvements and other assets, as of October 11, 2002, in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company employed a cash flow analysis in conducting its impairment test. In the fourth quarter of fiscal 2003, the Company again tested for impairment using the discounted, forecasted cash flows for the three segments of the Company — Childtime corporate, Tutor Time corporate and Franchise operations. These cash flows were compared to the fair value of intangible and long-lived assets for each segment, and it was determined that there was no further impairment for fiscal 2003. Assumptions and estimates about future cash flows are subjective in nature and can be affected by a variety of factors, such as the economy, regulatory changes and changes in state mandated programs.

      There is a potential for impairment charges in future years that would reduce operating income and asset values on our balance sheet.

      Liability for Workers’ Compensation Insurance Obligations. The Company self-insures a significant portion of its workers compensation insurance plans. The full extent of certain liabilities, in many cases, may not become fully recognized for several years. The Company, therefore, estimates the potential obligation for liabilities which have been incurred but not yet reported based upon historical data and experience, and utilizes an outside consulting firm to assist the Company in developing these estimates. Although management believes that the amounts accrued for these obligations are sufficient, any significant increase in either the number of claims and/or costs associated with claims made under these plans could have a material effect on the Company’s financial results.

Results of Operations

     Fiscal 2003 Compared to Fiscal 2002

      Revenues, net. Net revenues for fiscal 2003 increased $36.0 million, or 25.5%, from fiscal 2002 to $177.4 million. The increase was the result of additional revenues of $32.2 million contributed by Tutor Time centers and $3.8 million contributed by Franchise Operations. Childtime center revenues were substantially unchanged, with continuing center revenue increases of $2.9 million offset by the loss of revenues from closed centers of $2.9 million. Comparable Childtime center revenues (centers opened more than 18 months) increased $1.8 million or 1.3%. Revenues from closed centers relate to centers closed in fiscal 2002 or fiscal 2003 that would not be considered under the scope of SFAS 142 and therefore are not included in discontinued operations.

      Operating expenses of Learning Centers. Operating expenses for fiscal 2003 increased $33.1 million, or 26.6%, from fiscal 2002 to $157.7 million. The increase was a result of additional operating expenses of $32.5 million for Tutor Time centers and an increase of operating expenses of $0.6 million for Childtime centers. The operating expenses increase for Childtime centers was primarily in personnel, where wage increases were implemented prior to tuition increases, and occupancy costs that rose with inflation on comparable revenues. These costs were partially offset by other operating costs, which decreased. For fiscal 2003, operating expenses as a percentage of revenue from Learning Center Operations increased to 90.8%, from 88.1% for fiscal 2002. This increase was a result of higher operating costs in the acquired Tutor Time centers, costs incurred in center openings and closings, and higher Childtime center costs.

      Gross profit. Gross profit for fiscal 2003 increased $2.9 million, or 17.3%, from fiscal 2002 to $19.7 million. The increase was attributable to $3.8 million contributed by Franchise Operations offset by ($0.3) million contributed by Tutor Time centers and a ($0.6) million decrease by Childtime centers. Gross profit percentages for fiscal 2003 by segment were 11.4% for Childtime centers (as compared to 11.9% for fiscal 2002), (0.8)% for Tutor Time centers and 100.0% for Franchise Operations. The decrease in the Childtime centers gross profit is attributable to increased personnel costs, where wage increases were implemented prior to tuition increases, and occupancy costs that rose with inflation on comparable revenues.

      Provision for doubtful accounts. Provision for doubtful accounts for fiscal 2003 was $1.3 million, unchanged from fiscal 2002.

      General and administrative expenses. General and administrative expenses for fiscal 2003 increased $4.6 million, or 38.2%, from fiscal 2002 to $16.6 million. This increase was a result of $4.1 million of general and administrative costs incurred by Tutor Time operations and higher costs associated with the establishment of regional offices.

      Depreciation and amortization expense. Depreciation and amortization expenses for fiscal 2003 decreased $1.2 million from fiscal 2002 to $3.5 million. This was primarily a result of a reduction of amortization expense of $1.9 million for Childtime centers for fiscal 2003, which was partially offset by depreciation and amortization of $0.7 million attributable to Tutor Time centers.

      Exit and closure expenses. The Company instituted a restructuring program in fiscal 2001 and incurred a charge of $4.0 million in March 2001. In this regard, the Company closed all 10 of its Oxford Learning Centers of America and identified 19 under-performing centers to be closed in fiscal 2002. As of March 28, 2003, 18 of the under-performing centers have been closed. One center is operating profitably and the Company has decided not to close this center. Approximately 200 employees were involuntarily terminated in connection with the closures of Oxford Learning Centers of America and the 18 under-performing Childtime centers. For fiscal 2003, the Company recorded exit and closure expenses of $1.1 million. Of this amount, $0.7 million related to the closure of three additional centers not included in the 2001 restructuring program. The remaining $0.4 million was to increase reserves related to the 2001 restructuring program, as a result of current real estate market conditions. During fiscal 2003, the Company made cash payments of $0.9 related to lease termination costs.

      Impairment charges. During fiscal 2003, the Company incurred an expense of $4.2 million as a result of an evaluation done under SFAS No. 142, Goodwill and Other Intangible Assets. During fiscal 2003, the Company incurred an expense of $3.5 million, including $0.1 million in discontinued operations as a result of an evaluation done under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There were no charges for these items in fiscal 2002.

      Operating (loss). As a result of the foregoing changes, the Company’s operating losses were ($10.3) million for fiscal 2003 compared to operating losses of ($5.7) million for fiscal 2002.

      Interest expense. Interest expense for fiscal 2003 was $2.6 million compared to $0.5 million for fiscal 2002. This increase was a result of indebtedness incurred in connection with the acquisition of Tutor Time, partially offset by the reduction of interest rates on variable rate indebtedness.

      Income tax benefit. Income tax benefit for fiscal 2003 was $0.2 million compared to $2.3 million for fiscal 2002. The effective tax rate was 1.8% for fiscal 2003 compared to 37.1% for fiscal 2002. The tax benefits and rates for fiscal 2003 were reduced due to the establishment of valuation reserves.

      Discontinued operations, net of taxes. Discontinued operations, net of taxes, for fiscal 2003 was ($0.6) million compared to ($0.2) million for fiscal 2002. The additional losses for fiscal 2003 were a result of lease termination costs and SFAS No. 142 and SFAS No. 144 impairments.

      Cumulative effect of change in accounting principle. An adjustment of $5.0 million as the cumulative effect of goodwill impairment under SFAS 142, Goodwill and Other Intangibles was made for fiscal 2003. This amount was reduced by a tax benefit of $0.9 million, which has been reduced by a valuation reserve. There was no charge for this item in fiscal 2002.

      Net loss. As a result of the foregoing changes, net loss for fiscal 2003 was ($18.1) million, compared to net a loss of ($4.0) million for fiscal 2002.

     Fiscal 2002 Compared to Fiscal 2001

      Revenues, net. Revenues decreased to $141.4 million in fiscal 2002, from $146.6 million in fiscal 2001, a decrease of $5.2 million or 3.5%. The decrease was primarily attributable to the impact of the 18 centers closed during the first quarter of fiscal 2002 pursuant to the restructuring plan initiated at the end of fiscal 2001 ($5.0 million net decrease) and an additional 4 centers closed during fiscal 2002 ($0.7 million). Centers opened during fiscal 2002 provided an additional increase in revenues ($1.5 million), which partially offset the centers closed during fiscal 2002 and decreased utilization. Decreased utilization reflected lower enrollment for the last two quarters of fiscal 2002, due to a downturn in the economy after September 11 and an increase in the national unemployment rate. Due to these factors, “comp” center (i.e., a center opened for at least 18 months) revenues were $135.4 million in fiscal 2002 compared with $136.4 million in fiscal 2001, representing a decrease of 0.7% from the prior year.

      Gross profit. Gross profit decreased to $16.8 million in fiscal 2002 from $19.4 million in fiscal 2001, a decrease of 13.3%. As a percentage of revenues, gross profit decreased to 11.9% in fiscal 2002 from 13.2% in fiscal 2001. The decrease in margin was due to several factors including decreased utilization, certain regional markets falling below enrollment expectations, an unfavorable sales mix (higher revenues from unprofitable infant programs and lower revenues from profitable pre-school programs), and an increased number of new build-to-suit centers which experience initial start up losses early in their operations. Marketing expenses decreased to $1.5 million in fiscal 2002 from $1.7 million in fiscal 2001, a 12.1% decrease. The decrease was primarily due to the 18 centers closed pursuant to the restructuring plan initiated at the end of fiscal 2001.

      Provision for doubtful accounts. During fiscal 2002, the Company implemented a new center based management information system that now provides the Company with significantly more detailed information on its receivables, particularly its subsidized accounts. As a result of this information, difficulties encountered during the implementation, and the current recessionary environment, the Company recorded a $1.3 million provision for doubtful accounts in fiscal 2002.

      General and administrative expenses. General and administrative expenses increased to $12.0 million in fiscal 2002 from $8.8 million in 2001, a 35.9% increase. The increase is primarily due to the four region office operating structure ($1.2 million) established during the second quarter of fiscal 2002, settlement of a property development lawsuit ($0.8 million) and the conversion and installation of a new revenue management information system ($0.5 million). As a percentage of revenues, general and administrative expenses increased to 8.4% in fiscal 2002 from 6.0% in fiscal 2001.

      Depreciation and amortization expenses. Depreciation and amortization expenses increased to $4.8 million in fiscal 2002 from $4.6 million in 2001, a 4.1% increase. The increase is due to increased depreciation associated with the Company’s purchase of additional furniture and equipment in fiscal 2002.

      Restructuring expenses. The Company instituted a restructuring program in March 2001, and incurred a charge of $4,000,000 for fiscal year ended March 30, 2001. For the fiscal year ended March 29, 2002, additional restructuring costs were $578,000. As part of the 2001 program, the Company, during the first quarter of fiscal 2002, closed 18 of 19 under-performing centers targeted for closing under that program. These 19 under-performing centers generated operating losses in fiscal 2001 of $526,000 on revenues of $6,132,000. An additional 4 centers, not identified under the 2001 restructuring program, were also closed during fiscal 2002. These under-performing centers generated operating losses in fiscal 2002 of $265,000 on revenues of $1,484,000.

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

      Mold remediation expense. In fiscal 2002, to continue providing a safe environment for our customers, the Company began a mold remediation program for its operating centers, identifying approximately 86 affected centers. The Company expensed $1,005,000 in fiscal 2002 for the required remediation. The remediation efforts will be substantially complete by the end of the second quarter of fiscal 2003.

      Impairment charges. In accordance with the SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company recorded a non-cash impairment charge of $1,916,000 in the fourth quarter of fiscal year 2002 to write down a portion of the recorded asset values of 15 of the Company’s under-performing centers to estimated fair values. The Company recorded a non-cash impairment charge of $1,447,000 in the fourth quarter of fiscal 2001 for 14 of the Company’s under-performing centers identified in its restructuring plan.

      Interest expense. Interest expense decreased to $.5 million in fiscal 2002 from $1.0 million in fiscal 2001, primarily due to the reduction of the Federal Reserve prime lending rate generating a lower average prime rate for fiscal 2002 compared to fiscal 2001. As a percentage of revenues, interest expense decreased to 0.3% in fiscal 2002 from 0.6% during fiscal 2001.

      Income tax benefit. Due to the Company’s financial results, an income tax benefit in the amount of $2.4 million, including $0.2 million in discontinued operations, was recognized for fiscal 2002 as compared to an income tax benefit of $0.2 million for fiscal 2001.

      Discontinued operations, net of taxes. Discontinued operations, net of taxes, in fiscal 2002 was a loss of ($231,000) compared to a gain of $7,000 in fiscal 2001. The decrease was attributable to a decline in revenue and an increase in operating expenses for operations discontinued in fiscal 2003.

      Net loss. As a result of the foregoing changes, the Company’s net loss was $4.0 million, or (2.8)% of revenues, in fiscal 2002 as compared to a net loss of $.6 million, or (0.4)% of revenues, in fiscal 2001.

Liquidity and Capital Resources

      The Company’s primary cash requirements currently consist of its funding of losses from operations, expenses associated with planned center openings, repayment of debt, maintenance and capital improvement of existing centers, and funding lease termination costs in conjunction with its restructuring program. The Company expects to fund cash needs through the revolving credit facility, described below, and cash generated from operations, although alternative forms of funding continue to be evaluated and new arrangements may be entered into in the future. The Company experienced decreased liquidity during the calendar year-end holidays due to decreased attendance. While new enrollments are generally highest during the traditional fall “back to school” period and after the calendar year-end holidays, enrollment generally decreases during the summer months and calendar year-end holidays. Should cash flow generated from operations and borrowings available under the revolving credit facility not be adequate to provide for its working capital and debt service needs, the Company will attempt to make other arrangements to provide needed liquidity. No assurance can be given that such sources of capital will be sufficient.

      On January 31, 2002, the Company amended and restated its revolving line of credit agreement by entering into a new $17.5 million revolving line of credit agreement with its existing lender. This credit agreement, as further amended subsequent to the fiscal year end, will mature on June 30, 2004, and is collateralized by the Company’s receivables, equipment and real estate, with interest payable at a variable rate, at the Company’s option, based on either the prime rate or the Eurodollar rate. There were outstanding borrowings of $13.0 million at March 28, 2003, and outstanding borrowings of $2.5 million at March 29, 2002. Outstanding letters of credit reduced the availability under the line of credit in the amount of $2.5 million at March 28, 2003 and $1.8 million at March 29, 2002. (See Note 5 to the Company’s Notes to Consolidated Financial Statements).

      Under this agreement, the Company is required to maintain certain financial ratios and other financial conditions. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets and transactions with affiliates. During each of the first three fiscal quarters of the year ended March 28, 2003, the Company had not maintained minimum consolidated EBITDA levels and, for the first two fiscal quarters of 2003, had not provided timely reporting, as required by the Amended and Restated Credit Agreement. The Company’s lender has provided waivers for these non-compliances. The Amended and Restated Credit Agreement was further amended and the Company is in compliance with the agreement as of March 28, 2003.

      Net cash provided (used) by operating activities was $1.5 million for fiscal 2003, compared to $1.4 million for fiscal 2002. During fiscal 2003, financing activities totaled $22.4 million and consisted primarily of net borrowings on the revolving line of credit of $10.5 million, the issuance of long-term debt of $14.0 million, and a $0.9 million increase in drafts payable. This compared to financing activities of

$4.6 million for fiscal 2002, consisting primarily of net borrowings on the revolving line of credit of $2.5 million and repayments of reimbursable instruction costs of $2.0 million offset by repayments under long term debt of $1.2 million. Investing activities were $26.2 million for fiscal 2003, of which $21.7 million was associated with the purchase of Tutor Time, and $5.0 million was used for capital spending which was partially offset by $0.6 million of proceeds from asset sales. Investing activities were $4.5 million for fiscal 2002, and consisted primarily of $4.1 million of capital spending and $0.9 million for reimbursable construction costs, offset by $0.5 million from proceeds from the sale of assets. Net accounts receivable increased to $8.1 at March 28, 2003, from $5.2 million at March 29, 2002. This increase was primarily due to the inclusion of Tutor Time Learning Centers and Franchise Operations receivables.

      On July 19, 2002, the Company acquired the assets of Tutor Time Learning Systems, Inc., for an aggregate purchase price of approximately $22.8 million, including acquisition costs, plus the assumption of certain liabilities. The assets acquired by the Company consisted of substantially all of the operating assets and contract rights used by Tutor Time in its child care operations, which were comprised of 198 company-owned and franchised child care centers operating in 23 states and internationally, and were purchased to improve the range of the Company’s product offering and to enter the child care franchise business. The Tutor Time acquisition was financed, in part, through the Company’s $17.5 million secured bank credit facility as well as the issuance of $14 million of subordinated loans (the “Prior Subordinated Notes”). The Prior Subordinated Notes were issued to the JP Acquisition Fund Group (see “Related Party Transactions” below) to fund the balance of the Tutor Time acquisition purchase price and to provide related working capital. The Prior Subordinated Notes had an original maturity of December 31, 2004 and bore interest at 15%, of which 7% was payable in cash, with the balance payable in kind by the issuance of additional subordinated notes.

      During fiscal 2003, the Company entered into interest rate swap contracts to manage its exposure to fluctuations in interest rates relating to the revolving line of credit. Swap contracts fix the interest payments of floating rate debt instruments. As of March 28, 2003, contracts representing $5.0 million of notional amount were outstanding with maturity dates of November 2005 and January 2006. These contracts provide for the Company to pay interest at an average fixed rate of 2.98% in return for receiving interest at a floating rate of three month LIBOR, which is reset in three month intervals. The fair value of interest rate swap agreements is subject to changes in value due to changes in interest rates. During fiscal 2003, the Company recognized a loss of $0.1 million as a result of a decline in the market value of the outstanding interest rate contracts.

Subsequent Events

      On May 16, 2003, the Company completed a Rights Offering under which it issued 100,000 units at $158.52 per unit. Total proceeds from the offering were $15.9 million, of which $12.4 million was common stock and $3.5 million was new subordinated notes. The proceeds of the offering were used to pay off the balance, which included accrued interest, on the Prior Subordinated Notes (see Note 5 of the Company’s Notes to Consolidated Financial Statements). The new subordinated notes bear interest at 15%, payable quarterly, and are due May 15, 2008. Subject to the applicable subordination provisions, these Subordinated Notes may be redeemed, at the option of the Company, at any time and must be redeemed following the occurrence of a “change of control”. In either case, the redemption price is 100% of the principal balance of the Notes, plus accrued and unpaid interest on such principal balance to the date of redemption.

Contractual Obligations and Commitments

      At March 28, 2003, aggregate principal payments due on short and long-term debt (based on the refinancing as discussed in Note 21 of the Company’s Notes to Consolidated Financial Statements) and operating leases over the next five fiscal years and thereafter are as follows:

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

	(In thousands)
Current maturities of long-term debt	$1,280	$1,280	$—	$—	$—
Long-term debt	29,631	—	15,031	87	14,513
Operating leases	292,847	31,066	58,577	50,318	152,886

Total	$323,758	$32,346	$73,608	$64,918	$152,886

Included in operating leases above, are obligations totaling $5.4 million related to closed centers. The Company has accrued as of March 28, 2003, $1.3 million in exit and closure expenses related to these lease payments. The Company is primarily liable on approximately $1.1 million for lease assignments (included in the $5.4 million for closed centers) already negotiated in connection with certain lease terminations resulting from the fiscal 2001 restructuring program. The Company expects to assign the remaining amounts to a third party or negotiate reductions with the landlord (see Note 13 of the Company’s Notes to Consolidated Financial Statements).

      A subsidiary of the Company is primarily or contingently liable for many of the leases of Tutor Time’s franchisees. In an effort to build its franchisee network, Tutor Time either leased the prospective site for a franchisee, with a subsequent sublease of the site to the franchisee, or provided a lease guarantee to the landlord for the benefit of the franchisee in exchange for a monthly lease guarantee fee payable by the franchisee that is based upon the monthly rent expense of the guaranteed lease. The payments the Company could be required to pay related to leases and guarantees aggregates $95.9 million and $27.9 million, respectively, in case of default by the franchisee. Should the Company be required to make payments under these leases, it may assume obligations for operating the center. Should the center not be economically viable, the Company will make provision for the lease termination at that time. The Company has taken over operations for a center previously operated by a franchisee as a result of a default under the franchisee’s lease and intends to continue to operate this center. Other than with respect to the foregoing center, the Company has not been notified that it will be required to make payments under any of these leases or guarantees, does not believe that any payments are likely and has not recorded any related liability. At March 28, 2003, aggregate potential payments on leases and guarantees over the next five fiscal years and thereafter are as follows:

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

	(In thousands)
Franchise Lease Guarantees	$27,874	$2,600	$4,521	$3,611	$17,142
Franchise Lease Commitments	95,939	7,489	14,978	14,633	58,839

Total	$123,813	$10,089	$19,499	$18,244	$75,981

Related Party Transactions

      In July 2000, the Company retained Jacobson Partners to provide management and financial consulting services. Jacobson Partners is a private equity firm of which Benjamin R. Jacobson, the Chairman of the Board of the Company, is the managing general partner, James J. Morgan, a director and former Chairman of the Board and Interim Chief Executive Officer of the Company, is a partner, and George A. Kellner, the Company’s Vice Chairman of the Board, is a special advisor. As consideration for the provision of such services to the Company and its Board of Directors, Jacobson Partners is entitled to receive an annual fee of $250,000, plus reimbursement of reasonable out-of-pocket expenses. The agreement will continue in effect until terminated by either party upon six months’ prior written notice. As additional consideration for its services, the Company granted to Jacobson Partners, and its designees, two options to acquire, in the aggregate, up to 557,275 shares of the Company’s common stock. Options for 294,117 shares were exercised at a cost of $2,500,000. The options to acquire the remaining 263,158 shares expired July 2002. The 294,117 shares acquired by Jacobson Partners and its designees upon exercise of the options are subject to registration rights until July 2007.

      As part of its agreement with the Company, Jacobson Partners agreed that, until July 2002, neither it nor its designees would acquire additional shares of the Company’s common stock (whether in the open market or in private transactions) (i) having an aggregate purchase price in excess of $2,500,000 or (ii) at the same time the Company would be engaged in a share repurchase agreement. During that two-year period, pursuant to a separate agreement with Childcare Associates and KD Partners II (Company shareholders controlled by Mr. Kellner), Jacobson Partners and its designees had the right to acquire Company shares owned by such entities to the extent investors in such entities wish to have their pro rata interest in the Company’s common stock sold; provided that any shares so purchased by Jacobson Partners and its designees would be subject to an irrevocable voting proxy in favor of Mr. Kellner. All shares of the common stock acquired by Jacobson Partners and its designees during the first two years of the agreement, including shares purchased in the open market or in private transactions, are subject to registration rights until July 6, 2007.

      On June 26, 2002, in connection with the Company’s acquisition of substantially all of the assets of Tutor Time Learning Systems, Inc., the Company entered into an investment advisory agreement with Jacobson Partners. Upon consummation of the acquisition, Jacobson Partners earned a fee consisting of a cash payment of $333,334 and the issuance of 175,438 shares of the Company’s common stock.

      In July 2002, to provide a majority of the funding to finance the Company’s acquisition of substantially all of the assets of Tutor Time Learning Systems, Inc., and to provide related working capital, the JP Acquisition Fund Group, a group of lenders organized by Jacobson Partners, loaned an aggregate of $14,000,000 to the Company. The loans, evidenced by the Prior Subordinated Notes, were subject to a subordination agreement in favor of the Company’s secured creditor, bore interest at 15% (of which only 7% is payable in cash unless certain conditions are met, with the rest payable in kind with the issuance of additional subordinated debt) and had an original maturity of December 31, 2004. The terms of this subordinated loan arrangement were approved by a Special Committee of the Board of Directors. Although Jacobson Partners received no consideration for arranging this financing, lenders included JP Acquisition Fund II, L.P. and JP Acquisition Fund III, L.P., entities controlled and managed by affiliates of Jacobson Partners (for an aggregate of $10,497,154), Mr. Jacobson (for $115,703), Mr. Kellner (for $174,429) and Mr. Morgan (for $225,000). During fiscal 2003, the Prior Subordinated Notes held by these related lenders accrued interest in the following amounts: JP Acquisition Fund II, L.P. and JP Acquisition Fund III, L.P. — $1,170,264; Mr. Jacobson — $12,899; Mr. Kellner — $19,446; and Mr. Morgan — $25,084.

      Also in July 2002, certain members of the JP Acquisition Fund Group (the “Optionees”) agreed to arrange for the Company to obtain a standby purchase commitment in connection with the Company’s Rights Offering. As consideration for such commitment, a Special Committee of the Board of Directors approved the grant to the Optionees of options (the “Standby Commitment Options”) to purchase, in the aggregate, up to 400,000 shares of common stock, until July 19, 2006, at an exercise price of $5.00 per share (approximately 171% of the five-day average of the daily closing prices of the common stock on The Nasdaq National Market System as of July 19, 2002, the date of the agreement). All shares acquired by the Optionees would be subject to registration rights, pursuant to which, until July 6, 2007, the Optionees would have the right to cause the Company to register, at the Company’s expense, their shares of common stock, whenever the Company is otherwise registering shares (except in certain circumstances). The option grant to the Optionees was approved by the Company’s shareholders and became effective and fully vested upon consummation of the Rights Offering. Optionees receiving Standby Commitment Options included Mr. Jacobson (options for 4,790 shares, including 473 shares reflecting his proportionate interest in options beneficially owned by Jacobson Partners, Mr. Kellner (options for 6,401 shares) and Mr. Morgan (options for 5,303 shares, including 5 shares reflecting his proportionate interest in options beneficially owned by Jacobson Partners).

      In February 2003, prior to the commencement of the Rights Offering, the JP Acquisition Fund Group entered into a Standby Securities Purchase Agreement pursuant to which the Group agreed to purchase the securities to be offered by the Company as part of the Rights Offering not subscribed for by the Company’s shareholders, at the same price to be made available under the Rights Offering to the Company’s shareholders. Upon consummation of the Rights Offering and the purchases contemplated under the Standby Securities Purchase Agreement, the JP Acquisition Fund Group acquired an aggregate of 76,023 Units, consisting of 10,719,243 shares of common stock and $2,660,805 principal amount of New Subordinated Notes. The Units were acquired at the Rights Offering price of $158.52 per Unit. Of such amounts, Mr. Jacobson acquired 887,525 shares and $220,308 of New Subordinated Notes (including 11,069 shares and $2,748 of New Subordinated Notes reflecting his proportionate interest in securities beneficially owned by Jacobson Partners), Mr. Kellner and his spouse acquired 665,802 shares and $165,270 of New Subordinated Notes, and Mr. Morgan acquired 226,569 shares and $56,241 of New Subordinated Notes (including 123 shares and $31 of New Subordinated Notes reflecting his proportionate interest in securities beneficially owned by Jacobson Partners).

Contingencies

      During fiscal 2002, the Company decided not to pursue opening three new build-to-suit centers after leases for these centers had been signed with the developer of the centers. The Company was subsequently sued by the developer for breach of contract. This case was settled at the end of fiscal 2002, and a current liability was recorded on the balance sheet as of March 29, 2002 in the amount of $0.8 million, which was paid during the first quarter of fiscal 2003.

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

New Accounting Pronouncements

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

      In April 2003, the FASB issued SFAS No. 149, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively. The Company anticipates the adoption of SFAS No. 149 will not have a material impact on its financial condition or results of operations.

      During May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a significant impact on its operating results or financial position.

      In November 2002, the FASB released FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an

interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial statement periods ending after December 15, 2002. The Company has adopted the disclosure provisions and management does not expect the full adoption of FIN 45 to have a material impact on the Company’s results of operations or financial position.

Effect of Inflation

      The Company does not believe that general inflation has had an overall material effect on the results of its operations over the past three fiscal years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Market risk represents the risk of loss that may impact the Company’s consolidated financial position, results of operations or cash flow. The Company is exposed to market risk due to changes in interest rates and foreign currency exchange rates.

      Interest Rates. The Company has exposure to market risk for changes in interest rates related to its debt obligations. The Company does not have cash flow exposure due to rate changes on its 15% Subordinated Notes in the amount of $14.5 million at March 28, 2003. The Company has cash flow exposure on the revolving line of credit, with an outstanding balance of $13.0 million and its notes payable, with an outstanding balance of $3.4 million as of March 28, 2003, which have been partially offset by the Company entering into $5.0 million notional amount of interest rate swap contracts. Accordingly, a 2% (200 basis points) change in the LIBOR rate or the prime rate would have resulted in interest expense changing by approximately $0.2 million for fiscal 2003.

      Foreign Currency Exchange Rates. The Company’s exposure to foreign currency exchange rates is limited to revenues for one company-owned center and franchise royalties for 12 franchised centers. Based upon the relative size of our foreign operations, the Company does not believe that the reasonably possible near-term change in the related exchange rate would have a material effect on its financial position, results of operations and cash flows.

Item 8. Financial Statements and Supplementary Data

      The financial statements and supplementary data required by this Item are included in the Consolidated Financial Statements set forth on pages F-1 through F-25, attached hereto and found following the signature page of this Report.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Set forth below is certain information with respect to the officers of the Company.

Name	Age	Position

William D. Davis	53	President and Chief Executive Officer and Director
Frank M. Jerneycic	54	Chief Financial Officer and Treasurer
Melanie de Vries	39	Vice President of Marketing
Thomas G. Horton	40	Vice President and Interim Chief Operating Officer
Scott W. Smith	45	Vice President of Human Resources
Ira L. Young	43	Secretary and General Counsel

      William D. Davis has served as the President and Chief Executive Officer of the Company since July 22, 2002, and as a Director since August 2002. Mr. Davis was formerly President and Chief Executive Officer of Tutor Time Learning Systems, Inc., from March 2002 until the Company’s acquisition of Tutor Time in July 2002. Tutor Time filed Chapter 11 bankruptcy in May 2002. Prior to joining Tutor Time, Mr. Davis served as Chief Executive Officer of Waterbury Holdings, a holding company located in Burlington, Vermont, from March 1995 through January 1998. During his association with Waterbury Holdings, Mr. Davis held the position of Partner and Chief Executive Officer of Waterbury’s affiliates, including McKenzie LLC, All Season’s Kitchen LLC, Franklin County Cheese Corporation, Waterbury Fresh Foods LLC, Rondele LLC, and Frank Hahn Incorporated. In December 1998, Mr. Davis, along with other investors, purchased Rondele Foods LLC from Waterbury Holdings, and he became Chairman of the newly-formed company, Rondele Specialty Foods, based in Wausau, Wisconsin. Mr. Davis also served as the President and Chief Executive Officer of ChefExpress.Net Inc., an Internet-based virtual warehouse providing ingredients and specialty food, from January 2000 through June 2001. Mr. Davis is also a board member of Green Mountain Coffee Roasters Inc., where he serves as Chairman of the Audit Committee.

      Frank M. Jerneycic has served as the Chief Financial Officer and Treasurer since August 30, 2002. Mr. Jerneycic previously served for six years as the Senior Vice President and Chief Financial Officer of Decision Consultants, Inc., a software services company located in Southfield, Michigan.

      Melanie de Vries has served as Vice President of Marketing since January 2003. Prior to joining the Company, Ms. de Vries spent a year and a half as the Senior Marketing officer for ForeSee Results, a start-up website measurement services company. Prior to that, Ms. de Vries spent seven years with Deloitte & Touche LLP, where she served as the National Director of Marketing and Public Relations for the firm’s Manufacturing Practice, National Director of Public Relations and Communications for Deloitte Consulting, and Director of Marketing for the Deloitte & Touche Michigan Practice. Ms. de Vries holds a BA from the University of Michigan.

      Thomas G. Horton has served in the capacity of a Vice President and Interim Chief Operating Officer of the Company since September 2002, and was formally appointed to those positions at the end of March 2003. He previously served as a consultant and Director of Special Projects for the Company from July 2002 to September 2002 after having held the same position with Tutor Time Learning Systems, Inc., from March 2002 until the Company’s acquisition of Tutor Time in July 2002. Mr. Horton was an engagement manager and later an associate principal with McKinsey & Company, a leading international management consulting firm, from September 1995 to December 2001 He holds a Master of Management from the J.L. Kellogg Graduate School of Management at Northwestern University (1995) and a BA from Dartmouth College (1985).

      Scott W. Smith has served as Vice President of Human Resources since May 1, 2002. Prior to joining Childtime, Mr. Smith was the Vice President of Human Resources for Glotel, PLC, a human capital solutions provider located in London, England, where he had responsibility for the startup of the Human Resources

Department. Prior to that, Mr. Smith worked for Kelly Services, a temporary employment placement firm located in Troy, Michigan, for eight years, most recently serving as the Vice President of Human Resources. Mr. Smith holds a BS from Central Michigan University.

      Ira L. Young has served as General Counsel and Secretary of the Company since July 22, 2002. Prior to assuming this position with the Company, Mr. Young served as General Counsel of Tutor Time Learning Systems, Inc. from February 1999 and Corporate Secretary of Tutor Time from June 1999. Mr. Young joined Tutor Time as Litigation Counsel in March 1998, having previously served as an associate attorney with Mandel, Weisman & Kirschner, of Boca Raton, Florida, since 1993.

      Additional information required by this Item will be contained in the 2003 Proxy Statement of the Company under the captions, “Election of Directors” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934” and is incorporated herein by reference.

Item 11. Executive Compensation

      Information required by this Item will be contained in the 2003 Proxy Statement of the Company under the captions, “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Committees of the Board of Directors” and “Director Compensation,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information required by this Item will be contained in the 2003 Proxy Statement of the Company under the captions, “Election of Directors” and “Principal Shareholders,” and is incorporated herein by reference.

      Additional information regarding the Company’s equity compensation plans follows:

Equity Compensation Plan Information

(as of March 28, 2003)

			(c)

			Number of securities
			remaining available
	(a)	(b)	for future issuance
			under equity
	Number of securities to be	Weighted-average exercise	compensation plans
	issued upon exercise of	price of outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in
Plan category	warrants and rights	and rights	column (a))

Equity compensation plans approved by security holders	349,403 (1)	$6.91	325,597
Equity compensation plans not approved by security holders	297,500	$6.07	0

Total	646,903	$6.52	325,597

(1)	Does not include options for 400,000 shares approved by shareholders for grant to certain members of the Jacobson Partners Group during fiscal 2003, the grant of which did not become effective until consummation of the Company’s Rights Offering subsequent to March 28, 2003.

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

3) On June 26, 2002, in connection with the Company’s acquisition of substantially all of the assets of Tutor Time Learning Systems, Inc., the Company entered into an investment advisory agreement with Jacobson Partners. Upon consummation of the acquisition, Jacobson Partners was paid an advisory fee consisting of a cash payment of $333,336 and the issuance of 175,438 shares of the Company’s Common Stock.

4) On August 15, 2002, pursuant to a Stock Option Agreement, the Company granted to William D. Davis, its then newly-appointed President and Chief Executive Officer, an option to purchase 150,000 shares of the Company’s Common Stock, at an exercise price of $3.50. The option will vest annually in 20% increments (30,000 shares each) on August 15, 2003, and on each subsequent anniversary of the grant date. The option granted to Mr. Davis will expire on August 15, 2009.

5) On October 16, 2002, as an inducement to their acceptance of their appointment to the Company’s Board of Directors, each of Paula L. Gavin, Kenneth Johnsson and Brett D. Shevack were granted options to purchase 2,500 shares of the Company’s Common Stock at $1.50 per share. The options vest on the first anniversary of the grant date and expire in October 2007.

Item 13. Certain Relationships and Related Transactions

      Information required by this item will be contained in the 2003 Proxy Statement under the caption, “Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference. Additionally, see Note 9 of the Notes to Consolidated Financial Statements and “Related Party Transactions” under Item 7 of this Report.

Item 14. Controls and Procedures

      Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this Report, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

      Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

           3. Exhibits

      The exhibits filed with this Report are listed on the “Exhibit Index” on pages E-1 through E-3.

      (b) Reports on Form 8-K

      The Company filed a Current Report on Form 8-K dated March 10, 2003, to report the amendment of its Restated Articles of Incorporation increasing its authorized Common Stock to 40,000,000 shares.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 26, 2003.

CHILDTIME LEARNING CENTERS, INC.

By:	/s/ FRANK M. JERNEYCIC

Frank M. Jerneycic,
Chief Financial Officer and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on June 26, 2003.

Signature	Title

/s/ WILLIAM D. DAVIS William D. Davis	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ FRANK M. JERNEYCIC Frank M. Jerneycic	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ JASON K. FELD Jason K. Feld	Director

/s/ PAULA L. GAVIN Paula L. Gavin	Director

/s/ BENJAMIN R. JACOBSON Benjamin R. Jacobson	Director

/s/ KENNETH JOHNSSON Kenneth Johnsson	Director

/s/ GEORGE A. KELLNER George A. Kellner	Director

/s/ JAMES J. MORGAN James J. Morgan	Director

/s/ BRETT D. SHEVACK Brett D. Shevack	Director

CERTIFICATIONS

I, William D. Davis, certify that:

      1. I have reviewed this Annual Report on Form 10-K of Childtime Learning Centers, Inc.;

      2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

      3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 26, 2003

/s/ WILLIAM D. DAVIS

William D. Davis, President and
Chief Executive Officer

CERTIFICATIONS

I, Frank M. Jerneycic, certify that:

      1. I have reviewed this Annual Report on Form 10-K of Childtime Learning Centers, Inc.;

      2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

      3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 26, 2003

/s/ FRANK M. JERNEYCIC

Frank M. Jerneycic, Chief Financial Officer
and Treasurer

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

      The following consolidated financial statements of Childtime Learning Centers, Inc. are referred to in Item 8:

Pages

Report of Independent Accountants	F-2

Financial Statements:

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statement of Changes in Shareholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 - F-24

The following consolidated financial statement schedule of Childtime Learning Centers, Inc. is included herein:

Schedule II — Valuation and qualifying accounts	F-25

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Accountants

To the Board of Directors and Shareholders of
Childtime Learning Centers, Inc. and Subsidiaries:

      In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Childtime Learning Centers, Inc. and Subsidiaries (the “Company”) at March 28, 2003 and March 29, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 28, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Notes 2 and 15 to the Company’s consolidated financial statements, effective March 30, 2002, the Company changed its method of accounting related to goodwill in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

June 25, 2003

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 28,	March 29,
	2003	2002

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,499	$4,891
Accounts receivable, net	8,112	5,235
Prepaid expenses and other current assets	1,771	2,329
Income tax receivable	1,965	2,509
Deferred income taxes	—	3,764

Total current assets	14,347	18,728
Land, buildings and equipment:
Land	9,362	9,503
Buildings	19,924	19,180
Leasehold improvements	10,304	10,010
Vehicles, furniture and equipment	13,202	14,820

	52,792	53,513
Less: accumulated depreciation and amortization	(16,663)	(16,531)

	36,129	36,982
Other noncurrent assets:
Intangible assets, net	30,812	17,325
Refundable deposits and other	2,657	1,080

	33,469	18,405

Total assets	$83,945	$74,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$5,929	$6,271
Accrued wages and benefits	6,491	4,508
Current portion of long-term debt	1,280	3,633
Exit and closure expense accrual	1,270	829
Other current liabilities	12,110	8,094

Total current liabilities	27,080	23,335
Long-term debt, net of current portion	29,631	3,196
Deferred rent liability	1,421	983
Deferred income taxes	—	3,119

Total Liabilities	58,132	30,633

Commitments & Contingencies (See Note 10)
SHAREHOLDERS’ EQUITY
Common Stock, 40,000,000 shares authorized, no par value; 5,416,210 and 5,240,772 outstanding on March 28, 2003 and March 29, 2002, respectively	31,665	31,183
Preferred Stock, 1,000,000 shares authorized, no par value; no shares issued or outstanding	—	—
Retained earnings (accumulated deficit)	(5,852)	12,299

Total shareholders’ equity	25,813	43,482

Total liabilities and shareholders’ equity	$83,945	$74,115

The accompanying footnotes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	March 28,	March 29,	March 30,
	2003	2002	2001

	(In thousands, except per share data)
Revenue from Learning Center Operations	$173,602	$141,391	$146,583
Revenue from Franchise Operations	3,763	—	—

Revenue, net	177,365	141,391	146,583
Operating expenses of Learning Centers	157,690	124,594	127,210

Gross profit	19,675	16,797	19,373
Provision for doubtful accounts	1,272	1,321	405
General and administrative expenses	16,561	11,996	8,825
Depreciation and amortization expenses	3,526	4,750	4,562
Exit and closure expenses	1,051	578	4,000
Mold remediation expense	—	1,005	—
Failed merger costs	—	952	—
Goodwill impairment charges	4,181	1,693	1,447
Fixed asset impairment charges	3,401	223	—

Operating income (loss)	(10,317)	(5,721)	134
Interest expense, net	2,577	458	966
Other (income) expense, net	(84)	(63)	(242)

(Loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	(12,810)	(6,116)	(590)
Income tax provision (benefit)	(228)	(2,270)	(191)

(Loss) before discontinued operations and cumulative effect of change in accounting principle	(12,582)	(3,846)	(399)
Discontinued operations, net of taxes	(602)	(189)	65

(Loss) before cumulative effect of change in accounting principle	(13,184)	(4,035)	(334)
Cumulative effect of change in accounting principle, net of taxes	(4,967)	—	(275)

Net (loss)	$(18,151)	$(4,035)	$(609)

Earnings (loss) per share:
Basic and diluted-income (loss) before discontinued operations and cumulative effect of change in accounting principle	$(2.35)	$(0.73)	$(0.08)
Discontinued operations, net	(0.11)	(0.04)	0.01

Basic and diluted-income (loss) before cumulative effect of change in accounting principle	(2.46)	(0.77)	(0.07)
Cumulative effect of change in accounting principle	(0.93)	—	(0.05)

Net income (loss)	$(3.39)	$(0.77)	$(0.12)

Weighted average shares outstanding	5,362	5,234	5,102

The accompanying footnotes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders’ Equity

	Common Stock
			Retained
	Shares	Amount	Earnings	Total

	(In thousands)
Balances, March 31, 2000	4,932	$27,996	$16,943	$44,939
Shares issued	294	2,500	—	2,500
Stock compensation	—	406	—	406
Net income (loss)	—	—	(609)	(609)

Balances, March 30, 2001	5,226	$30,902	$16,334	$47,236
Shares issued	15	122	—	122
Stock compensation	—	159	—	159
Net income (loss)	—	—	(4,035)	(4,035)

Balances, March 29, 2002	5,241	$31,183	$12,299	$43,482
Shares issued	175	482	—	482
Net income (loss)	—	—	(18,151)	(18,151)

Balances, March 28, 2003	5,416	$31,665	$(5,852)	$25,813

The accompanying footnotes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended

	March 28,	March 29,	March 30,
	2003	2002	2001

	(In thousands)
Operating activities:
Net (loss)	$(18,151)	$(4,035)	$(609)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	3,540	4,789	4,598
Interest capitalized as part of subordinated notes	513
Intangible and fixed asset impairment charges (includes $5,877 classified as cumulative effect of change in accounting principle)	13,532	1,916	1,447
Provision for doubtful accounts	1,276	1,323	406
Stock option compensation expense	—	159	406
Deferred rent liability	454	(68)	(55)
Deferred income taxes	645	(619)	(2,323)
Gains (loss) on sale of assets	27	327	1,270
Changes in operating assets and liabilities:
Accounts receivable	(704)	(1,863)	(886)
Prepaid expenses and other current assets	1,770	(2,066)	(225)
Accounts payable, accruals and other current liabilities	(1,877)	3,084	1,794
Exit and closure expense accrual	441	(1,581)	2,410

Net cash provided (used) by operating activities	1,466	1,366	8,233
Investing activities:
Acquisition of Tutor Time (net of cash of $614)	(21,689)	—	—
Acquisition of other intangible assets	—	—	(1,962)
Capital spending	(5,016)	(4,101)	(4,049)
Expenditures from reimbursable construction costs	—	(939)	(6,990)
Proceeds from sale of assets	595	539	629
Payments for refundable deposits and other assets	(134)	—	(67)

Net cash used in investing activities	(26,244)	(4,501)	(12,439)
Financing activities:
Net borrowings on revolving line of credit	10,451	2,500	(1,358)
Repayments under long-term debt	(1,207)	(1,216)	(2,815)
Issuance of subordinated notes	14,000	—	—
Changes in drafts payable	(858)	1,237	(651)
Repayments of reimbursable construction costs	—	2,004	7,205
Issuance of common shares	—	122	2,500

Net cash provided by financing activities	22,386	4,647	4,881
Net decrease in cash and cash equivalents	(2,392)	1,512	675
Cash and cash equivalents, beginning of year	4,891	3,379	2,704

Cash and cash equivalents, end of period	$2,499	$4,891	$3,379

The accompanying footnotes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation and Corporate Organization:

      The consolidated financial statements include the accounts of Childtime Learning Centers, Inc. and its wholly owned subsidiaries (together referred to as the “Company”). All significant intercompany transactions have been eliminated. The Company began operations in 1967. Childtime Learning Centers, Inc. was incorporated on November 2, 1995 and completed its initial public offering on February 2, 1996. As of March 28, 2003, the Company provides for-profit child care through 474 corporate and franchise child care centers.

2. Summary of Significant Accounting Policies:

      a. Fiscal Year: The Company utilizes a 52-53 week fiscal year (comprised of 13 four-week periods), ending on the Friday closest to March 31. The fiscal years ended March 28, 2003, March 29, 2002 and March 30, 2001 all contained 52 weeks.

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

      d. Accounts Receivable: The Company generates accounts receivable primarily from fees charged to governmental agencies, franchisees and, to a lesser degree, parents. The Company monitors collections and payments from these customers and maintains a provision for estimated losses based on historical trends and current overall economic conditions. Amounts charged to this provision for uncollectible accounts receivable have historically been within the Company’s expectations, but there can be no assurance that future experience will be consistent with the Company’s past experience.

      e. Intangible Assets: Intangible assets represent principally goodwill and identifiable intangible assets related to franchise agreements, trademarks and curriculum and beginning in fiscal 2003 are accounted for in accordance with SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is no longer amortized. Instead, goodwill and intangible assets with indefinite lives are tested annually for impairment in accordance with the provisions of SFAS 142. Intangible assets with a determinable life are amortized on a straight-line basis over the estimated period benefited, ranging from five to twenty years. Prior to fiscal 2003 the Company had amortized all intangible assets, including goodwill, over the estimated period of benefit over various periods, but primarily over 15 years, with such amortization expense included in depreciation and amortization expenses. (See Note 15)

      f.  Impairment of Long-Lived Assets Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. The Company assesses the recoverability of the unamortized cost of acquired assets in excess of fair value based on a review of projected undiscounted cash flows of the related centers. Once the Company has utilized its resources in order to make the center profitable, without success, and future cash flows fail to recover the carrying value of the assets, they are deemed to be impaired. The extent of the impairment is measured as the difference between the fair market of the asset and its carrying value.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies — (Continued)

      g. Liability for Workers’ Compensation Insurance Obligations: The Company self-insures a significant portion of its workers compensation insurance plans. The full extent of certain liabilities, in many cases, may not become fully recognized for several years. The Company, therefore, estimates the potential obligation for liabilities which have been incurred but not yet reported based upon historical data and experience, and utilizes an outside consulting firm to assist the Company in developing these estimates. Although management believes that the amounts accrued for these obligations are sufficient, any significant increase in either the number of claims and/or costs associated with claims made under these plans could have a material adverse effect on the Company’s financial results.

      h. Income Taxes: The Company provides for income taxes for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

      i.  Financial Instruments: In management’s opinion, the carrying values of cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these instruments. The carrying values of long-term debt approximate fair value based on the current borrowing rates for similar instruments.

      j.  Risk Concentration: Accounts receivable is the principal financial instrument that subjects the Company to concentration of credit risk. Concentration of credit risk is somewhat limited due to the Company’s large number, diversity and dispersion of customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable.

      Revenues from federal and state child care assistance programs represent a significant portion of total revenues. For fiscal 2003, 2002 and 2001, federal assistance revenues were approximately $40.4 million (24 percent) $31.0 million (22 percent) and $31.1 million (21 percent), respectively.

      k. Stock-Based Compensation: The Company has adopted the disclosure provisions of SFAS No. 123 Accounting for Stock-Based Compensation, and continues to measure compensation cost using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Had stock option compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below in thousands:

		Fiscal Year Ended

		March 28,	March 29,	March 30,
		2003	2002	2001

Net loss	As reported	$(18,151)	$(4,035)	$(609)
	Pro forma	$(18,431)	$(4,128)	$(688)
Net loss per share
Basic and diluted	As reported	$(3.39)	$(0.77)	$(0.12)
	Pro forma	$(3.44)	$(0.79)	$(0.13)
Weighted average fair value of options granted during the year		$0.90	$3.54	$2.55

      The fair value of the options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the “Black-Scholes” option-pricing model with the following weighted average assumptions for fiscal 2003, 2002 and 2001, respectively: no dividend yield; expected

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies — (Continued)

volatility of 56.4, 35.5 and 34.2 percent; risk free interest rate of 3.2, 4.3 and 6.0 percent; and expected holding periods of 4.0, 4.0 and 3.6 for fiscal 2003, 2002 and 2001, respectively.

      l.  Common Stock and Earnings Per Share: All earnings per share amounts have been presented to conform with the requirements of SFAS 128, Earnings Per Share. A reconciliation of the denominators used in the basic and diluted EPS calculation follows:

	Calculation of Incremental Shares Outstanding

		52 Weeks Ended
	March 28, 2003	March 29, 2002	March 28, 2001

Basic shares (based on weighted average)	5,362	5,234	5,102
Stock options	—	—	—

Diluted shares	5,362	5,234	5,102

      Incremental shares from assumed conversion of options of 646,903, 605,251, 551,444 in fiscal 2003, 2002 and 2001, respectively, have been excluded from shares used in computing diluted earnings (loss) per share as the effect would be anti-dilutive.

      m. Revenue Recognition: The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin 101, which requires that the following criteria be met before recognizing revenue: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectibility is reasonably assured. The Company’s revenues consist primarily of tuition paid by parents, supplemented in some cases by payments (either partial or in total) from government agencies. Each agency has its own set of guidelines in administering subsidies and management must constantly monitor affected centers to ensure compliance. Revenues also include, to a lesser degree, management fees paid by corporate sponsors. Revenue is recognized as services are performed. In some centers, the Company receives revenue in advance of services being rendered, in which case, revenue is deferred until the services have been provided. Franchise fees are recognized as revenue at the time the franchise center receives a certificate of occupancy. Royalty income related to franchise operations is recognized as revenue is earned by franchisees.

      n. Pre-Opening Costs: Pre-opening costs are expensed as incurred.

      o. Advertising Expenses: Yellow pages advertising costs are expensed concurrent with the period in which the Yellow Pages books are distributed to customers. All other marketing costs are treated as period expenses and, accordingly, are expensed in the period incurred. The Company incurred advertising expenses of $1.5 million, $1.2 million and $1.1 million during fiscal 2003, 2002 and 2001, respectively.

      p. Business Risks: The Company is subject to certain risks common to the providers of child care and early education, including dependence on key personnel, dependence on client relationships, competition from alternate sources or providers of the Company’s services, market acceptance of work and family services, the ability to hire and retain qualified personnel and general economic conditions.

      q. Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions (in areas, among others, such as provision for doubtful accounts and accrued workers’ compensation expense), that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies — (Continued)

      r.  Reclassifications: Certain amounts for the fiscal years ended March 29, 2002 and March 30, 2001 have been reclassified to conform to the presentation adopted in fiscal 2003.

      s.  Segment Reporting: The Company has three reportable segments: Childtime, Tutor Time and Franchise Operations. Childtime operates child care centers primarily under the Childtime Learning Centers brand name, Tutor Time operates child care centers under the Tutor Time brand name and Franchise Operations licenses and provides developmental and administrative support to franchises operating under the Tutor Time brand name. The accounting polices of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are reported separately because the Company’s chief operating decision maker uses the segment information in determining the allocation of resources among segments and appraising the performance of the segments. (See Note 16)

      t.  New Accounting Pronouncements:

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

      In April 2003, the FASB issued SFAS No. 149, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively. The Company anticipates the adoption of SFAS No. 149 will not have a material impact on its financial condition or results of operations.

      During May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a significant impact on its operating results or financial position.

      In November 2002, the FASB released FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial statement periods ending after December 15, 2002. The Company has adopted the disclosure provisions and management does not expect the full adoption of FIN 45 to have a material impact on the Company’s results of operations or financial position.

3. Acquisition and Pro Forma Information:

      On July 19, 2002, the Company acquired substantially all of the assets of Tutor Time Learning Systems, Inc., a Florida corporation (“Tutor Time”), for an aggregate purchase price of approximately $22.8 million,

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Acquisition and Pro Forma Information — (Continued)

including acquisition costs, plus the assumption of certain liabilities. In consideration for providing investment advisory services with respect to the acquisition, Jacobson Partners was paid an advisory fee consisting of a cash payment of $333,336 and the issuance of 175,438 shares of common stock. These costs have been capitalized as part of the acquisition costs. Jacobson Partners is the management and financial consultant to the Company of which Benjamin R. Jacobson, the Company’s Chairman of the Board is the managing general partner, James J. Morgan, the Company’s former Chairman of the Board and interim Chief Executive Officer, is a partner, and George A. Kellner, the Company’s Vice Chairman of the Board, is a special advisor.

      The Tutor Time acquisition was financed, in part, by Bank One, NA through its secured revolving line of credit with the Company. Subordinated loans (the “Subordinated Notes”) in the aggregate amount of $14 million were provided by a group of lenders organized by Jacobson Partners to fund the balance of the Tutor Time acquisition purchase price and to provide related working capital. (See Note 5) Although Jacobson Partners received no consideration for arranging this financing, lenders included JP Acquisition Fund II, L.P. and JP Acquisition Fund III, L.P., entities controlled and managed by affiliates of Jacobson Partners (for an aggregate of $10,497,154), and three directors of the Company (Mr. Jacobson, Mr. Morgan and Mr. Kellner) and trusts for the benefit of their children (for an aggregate of $545,132).

      In connection with the Tutor Time acquisition, JP Acquisition Fund II, L.P., JP Acquisition Fund III, L.P., and certain of their co-investors (collectively, the “Optionees”), including Messrs. Jacobson, Morgan and Kellner, agreed to arrange for the Company to obtain a standby purchase commitment in connection with the Company’s proposed Rights Offering which was completed subsequent the fiscal year end. (See Note 21) As consideration for obtaining such commitment, a Special Committee of the Board of Directors approved the grant to the Optionees of options to purchase, in the aggregate, up to 400,000 shares of common stock, until July 19, 2006, at an exercise price of $5.00 per share.

      The acquisition of Tutor Time is reflected in the consolidated balance sheet of the Company as of March 28, 2003 and has been accounted for in accordance with SFAS No 141, Business Combinations. The results of operations of Tutor Time since July 19, 2002 are included in the Company’s results of operations The purchase price has been allocated as follows (in thousands):

Current assets	$3,610
Property and notes	2,633
Intangible assets:
Trade name and trademarks	3,905
Franchise agreements	9,090
Curriculum	460
Goodwill	10,651

Total Intangible assets	24,106

Total assets	30,349
Liabilities assumed	(7,564)

Purchase price	$22,785

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Acquisition and Pro Forma Information — (Continued)

      Pro forma unaudited information for the Company and Tutor Time follows (in thousands, except per share data):

	52 Weeks Ended

	March 28,	March 29,
	2003	2002

Revenue, net	$193,938	$192,014
Operating (loss)	(9,273)	(18,063)
(Loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	$(12,576)	$(25,555)
(Loss) before cumulative effect of change in accounting principle	$(12,950)	$(21,641)
Net (loss)	$(17,917)	$(21,641)
Net (loss) per share	$(3.34)	$(4.13)

      In connection with the Tutor Time Learning Systems, Inc. bankruptcy proceedings, Tutor Time, at the request of the Company was able to reject numerous leases and franchise agreements. The preceding pro forma information includes only the revenues and costs from those Tutor Time centers and franchises that were not rejected as part of the bankruptcy proceedings. No pro forma adjustments were made to the historical Tutor Time corporate overhead expenses ($2.0 million and $16.6 million for the 52 weeks ended March 28, 2003 and March 29, 2002, respectively). Additional interest expense was included in the pro forma results based upon the additional debt incurred to finance the Tutor Time acquisition.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Other Current Assets and Liabilities:

      Other current assets and liabilities are composed of the following:

	March 28,	March 29,
	2003	2002

	(In thousands)
Prepaid expenses and other current assets:
Prepaid rent	$38	$1,538
Property taxes	760	395
Rights offering costs	442	—
Other	531	396

	$1,771	$2,329

Other current liabilities:
Unearned revenue	$2,172	$1,262
Accrued merger expenses	—	693
Accrued property taxes	803	613
Accrued legal settlement	—	800
Accrued mold remediation	—	810
Ad fund	471	—
Deposits	1,037	—
Accrued interest on subordinated notes	1,048	—
Franchise obligations	972	—
Accrued workers’ compensation expenses (net of $602 and $1,122 of advance deposits held by insurance company at March 28, 2003 and March 29, 2002, respectively)	2,743	1,617
Accrued utilities	321	227
Other	2,543	2,072

	$12,110	$8,094

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Financing Arrangements:

      Financing arrangements consist of the following:

	March 28,	March 29,
	2003	2002

	(In thousands)
Revolving line of credit, due June 2004 interest at prime plus 1.5% (5.75%) and Eurodollar plus 3.75% (5.16%) at March 28, 2003 and at Eurodollar plus 2.0% (4.53%) at March 29, 2002	$12,951	$2,500
Subordinated Debt to Jacobson Partners Group with a maturity of December 31, 2004 interest at 15%, of which 7% was payable in cash, with the balance payable in kind by the issuance of additional subordinated notes	14,513	—
Note payable (collateralized by a letter of credit) to a corporation resulting from an acquisition, interest at prime (4.25% and 4.75% at March 28, 2003 and March 29, 2002, respectively), quarterly principal payments of $100,000 plus interest, remaining balance payable January 2005	700	1,100
Notes payable (non-collateralized) to corporations resulting from an acquisition, interest at prime (4.25% and 4.75% at March 28, 2003 and March 29, 2002, respectively), principal and interest due in full April 2004	2,016	1,923
Notes payable (non-collateralized) to various entities and individuals resulting from acquisitions, interest at various fixed rates ranging from 7.75 to 8.5 percent and variable rates ranging from prime to prime plus 1 percent, various payment terms with original maturities ranging from one to seven years	731	1,306

	30,911	6,829
Less current maturities of long-term debt	1,280	3,633

	$29,631	$3,196

      At March 28, 2003, aggregate principal payments due on long-term debt (based on the refinancing as discussed in Note 21) over the next five fiscal years and thereafter are as follows:

(In thousands)
2004	$1,280
2005	14,930
2006	101
2007	87
2008	—
Thereafter	14,513

Total	$30,911

      On January 31, 2002, the Company amended and restated its revolving line of credit agreement by entering into a new $17.5 million revolving line of credit agreement with its existing lender. This credit agreement, as further amended subsequent to year end, will mature on June 30, 2004, and is collateralized by the Company’s receivables, equipment and real estate, with interest payable at a variable rate, at the Company’s option, based on either the prime rate or the Eurodollar rate. There were outstanding borrowings of $13.0 million at March 28, 2003, and outstanding borrowings of $2.5 million at March 29, 2002. Outstanding letters of credit reduced the availability under the line of credit in the amount of $2.5 million at March 28, 2003 and $1.8 million at March 29, 2002.

      Under this agreement, the Company is required to maintain certain financial ratios and other financial conditions. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Financing Arrangements — (Continued)

and transactions with affiliates. During each of the first three fiscal quarters of the year ended March 28, 2003, the Company had not maintained minimum consolidated EBITDA levels and, for the first two fiscal quarters of 2003, had not provided timely reporting as required by the Amended and Restated Credit Agreement. The Company’s lender has provided waivers for these non-compliances. The Amended and Restated Credit Agreement was further amended and the Company is in compliance with the agreement as of March 28, 2003.

      Subordinated Notes in the aggregate amount of $14 million were provided by a group of lenders organized by Jacobson Partners to fund the balance of the Tutor Time acquisition purchase price and to provide related working capital. The Subordinated Notes are subject to a Subordination Agreement in favor of Bank One, NA, mature December 31, 2004 and bear interest at 15% of which 7% is payable in cash, with the balance payable in kind by the issuance of Additional Subordinated Notes ($0.5 million accrued and included in Subordinated Notes), with interest and principal payable on the earlier of December 31, 2004 or such date on which the Company consummated the Rights Offering, provided that interest on the Subordinated Notes (including the Additional Subordinated Notes and interest thereon) may be paid only to the extent the aggregate proceeds of the Rights Offering exceeds $14 million. These notes were refinanced subsequent to the fiscal year end with the proceeds from the Rights Offering. (See Note 21)

6. Income Taxes:

      The income tax provision or benefit reflected in the consolidated statement of operations consists of the following:

	March 28,	March 29,	March 30,
	2003	2002	2001

	(In thousands)
Current:
Federal	$(2,543)	$(1,645)	$1,899
State and local	(28)	(117)	116

	(2,571)	(1,762)	2,015

Deferred:
Federal	2,438	(458)	(2,020)
State and local	(95)	(50)	(186)

	2,343	(508)	(2,206)

	$(228)	$(2,270)	$(191)

      Differences between the income tax provision on income before income taxes reflected in the statement of operations and that computed by applying the statutory federal income tax rate are attributable to the following:

	March 28,	March 29,	March 30,
	2003	2002	2001

	(In thousands)
Income tax provision at the statutory federal level	$(4,355)	$(2,079)	$(201)
State and local taxes, net of federal tax benefit	(81)	(110)	(46)
Valuation allowance	4,208	—	—
Other	—	(81)	56

	$(228)	$(2,270)	$(191)

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Income Taxes — (Continued)

      Temporary differences and carryforwards that give rise to deferred tax assets and (liabilities) are as follows:

	March 28,	March 29,
	2003	2002

	(In thousands)
Deferred tax asset:
Allowance for doubtful accounts	$378	$263
Vested and non-vested vacation balance	604	450
Workers compensation accrual	1,381	1,041
Capital loss carryforwards	205	205
Provision for restructuring charges	275	292
Provision for mold remediation	—	308
Stock compensation	207	214
Deferred registration fees	53	168
All other	26	9

	3,129	2,950

Deferred tax liability:
Basis and depreciation differences of property	2,516	(2,722)
Straight-line rent	429	417

	2,945	(2,305)

Deferred tax asset (liability)	6,074	645
Valuation allowance	(6,074)	—

Net deferred tax asset (liability)	$—	$645

      The Company has a capital loss carryforward of $0.5 million which will expire on April 1, 2005. Due to continued losses and uncertainties, the Company has determined that it is more likely than not that the deferred tax assets will not be recovered through future taxable income. As a result, a valuation reserve has been provided reducing deferred tax assets to an amount recoverable through the reversal of deferred tax liabilities or through carryback to prior tax years.

7. Leases:

      The Company leases certain land and buildings, primarily children’s centers and vehicles, under non-cancelable operating leases with original terms ranging from 1 to 25 years. Certain leases contain purchase and renewal options, impose restrictions upon making certain payments and incurring additional debt, and may provide for rental increases at specified intervals and contingent rents based upon a specified percentage of the gross revenues derived from operating a business at the lease facility. Rental expense for the years ended March 28, 2003, March 29, 2002 and March 30, 2001 was $29.3 million, $22.0 million and $21.4 million respectively. These amounts included contingent rental expense of $0.5 million, $0.3 million and $0.4 million for the years ended March 28, 2003 March 29, 2002, March 30, 2001, respectively.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Leases — (Continued)

      Future minimum rental commitments at March 28, 2003 for all non-cancelable operating leases are as follows:

	Total — All	Closed Centers
	Centers	Only

	(In thousands)
2004	$31,066	$964
2005	29,999	953
2006	28,578	842
2007	26,375	688
2008	23,943	534
Thereafter	152,886	1,432

Total	$292,847	$5,413

      The “Closed Centers Only” column in the table above represents the minimum lease payments in total for all closed centers. The Company has accrued as of March 28, 2003, $1.3 million in exit and closure expenses related to these lease payments. The Company is primarily liable on approximately $1.1 million (included in the $5.4 million closed centers total) for lease assignments already negotiated in connection with certain lease terminations resulting from the fiscal 2001 restructuring program. The Company expects to assign the remaining amounts to a third party or negotiate reductions with the landlord (see Note 13).

8. Employee Benefit Plan:

      The Company has a 401(k) Savings and Retirement Plan (the “Plan”) covering substantially all of its full-time employees. The Company matches a portion of employee contributions up to a maximum Company contribution of one percent of compensation. Employees may contribute up to 15 percent of compensation to the Plan. Amounts expensed for the years ended March 28, 2003, March 29, 2002, and March 30, 2001 were $116,121, $104,121 and $97,091, respectively.

9. Option Grants for Consulting Services and Related Party Transactions:

      In July 2000, the Company retained Jacobson Partners, of which Benjamin R. Jacobson, the Company’s Chairman of the Board, is the managing general partner, to provide management and financial consulting services. As part of the consideration to be paid to, and to add further incentive for such services, Jacobson Partners was granted stock options to purchase 557,275 shares. Jacobson Partners has exercised options totaling 294,117 shares at a cost of $2,500,000. The remaining 263,158 shares expired in July 2002. Additionally, Jacobson Partners receives an annual consulting fee in the amount of $250,000, plus reimbursement of reasonable out-of-pocket expenses. In connection with the Tutor Time acquisition, Jacobson Partners was paid an advisory fee consisting of $333,336 and the issuance of 175,438 shares, and options were granted to certain related parties to acquire up to 400,000 shares of the Company’s common stock (see Note 3). Total expenses incurred for Jacobson Partners (exclusive of the Tutor Time fee) were $250,000, $261,255 and $485,196 for fiscal 2003, 2002 and 2001, respectively, and are included in general and administrative expense in the accompanying Consolidated Statement of Operations.

      The Company’s former Chairman of the Board and Interim Chief Executive Officer was granted 60,000 options in January 2001. As initially granted, the options have a $7.00 exercise price, vest at the rate of 10,000 per month and expire January 2003. After the executive was appointed Chairman of the Board in August 2001, these options were extended to expire in September 2006. At that time, he was also granted an

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Option Grants for Consulting Services and Related Party Transactions — (Continued)

additional 50,000 options. These additional options have an $11.00 exercise price, vest after one year and expire in September 2006.

      The former interim Chief Financial Officer was granted 10,000 options in March 2001. The options have a $7.97 exercise price, vest evenly over 3 years and expire in March 2007. In September 2001, the executive was granted an additional 20,000 options. These additional options have an $11.00 exercise price, vest after one year and expire in September 2006.

10. Commitments & Contingencies:

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

      The Company is primarily liable on approximately $1.1 million for lease assignments already negotiated in connection with certain lease terminations resulting from the fiscal 2001 restructuring program (see Note 13). A subsidiary of the Company is primarily or contingently liable for many of the leases of Tutor Time’s franchisees. In an effort to build its franchisee network, Tutor Time either leased the prospective site for a franchisee, with a subsequent sublease of the site to the franchisee, or provided a lease guarantee to the landlord for the benefit of the franchisee in exchange for a monthly lease guarantee fee payable by the franchisee that is based upon the monthly rent expense of the guaranteed lease. The payments the Company could be required to pay related to leases and guarantees (all of which were entered into prior to December 15, 2002, the effective date of FIN 45) aggregates $95.9 million and $27.9 million, respectively, in case of default by the franchisee. Should the Company be required to make payments under these leases, it may assume obligations for operating the center. Should the center not be economically viable, the Company will make provision for the lease termination at that time. The Company has taken over operations for a center previously operated by a franchisee as a result of a default under the franchisee’s lease and intends to continue to operate this center. Other than with respect to the foregoing center, the Company has not been notified that it will be required to make payments under any of these leases or guarantees, does not believe that any payments are likely and has not recorded any related liability.

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

11. Accounts Receivable:

      Accounts receivable is presented net of an allowance for doubtful accounts. At March 28, 2003 and March 29, 2002, the allowance for doubtful accounts was $2.7 million and $0.7 million, respectively.

12. Drafts Payable:

      Drafts payable represent unfunded checks drawn on zero balance accounts that have not been presented for funding to the Company’s banks. The drafts are funded, without finance charges, as soon as they are

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Drafts Payable — (Continued)

presented. At March 28, 2003 and March 29, 2002, the aggregate drafts payable were $3.2 million and $4.0 million, respectively.

13. Exit and Closure Expenses:

      The Company instituted a restructuring program in fiscal 2001 and incurred a charge of $4.0 million in March 2001. In this regard, the Company closed all 10 of its Oxford Learning Centers of America and identified 19 under-performing centers to be closed in fiscal 2002. During the 52 weeks ended March 28, 2003, 10 centers were closed, of which 5 were included in the Company’s 2001 plan, 2 related to centers whose cash flows were not entirely eliminated and 3 related to centers classified as discontinued operations. As of March 28, 2003, 18 of the under-performing centers have been closed. One center is operating profitably and the Company has decided not to close this center. Approximately 200 employees were involuntarily terminated in connection with the closures of Oxford Learning Centers of America and the 18 under-performing Childtime centers. For the 52 weeks ended March 28, 2003, the Company recorded exit and closure expenses of $1.4 million. Of this amount, $0.4 million is related to the closure of three additional centers, not included in the 2001 restructuring program. The remaining $1.0 million is to increase estimated lease costs related to the 2001 restructuring program. This increase is necessary as a result of current real estate market conditions.

      A summary of the accrual is as follows (in thousands):

Exit and Closure Expenses and Discontinued operations Accrual Analysis

	Beginning			Ending
	Accrual		Cash	Accrual
	March 29, 2002	Expenses	Payments	March 28, 2003

Continuing operations:
Lease costs	$755	$1,051	$855	$951
Severance costs	74	—	74	—

Continuing operations total	829	1,051	909	951
Discontinued operations — lease costs	—	386	67	319

Total	$829	$1,417	$976	$1,270

	Beginning			Ending
	Accrual		Cash	Accrual
	March 30, 2001	Expenses	Payments	March 29, 2002

Continuing operations:
Lease costs	$1,958	$223	$1,426	$755
Severance costs	452	—	378	74

Continuing operations total	2,410	223	1,804	829
Discontinued operations — lease costs	—	—	—	—

Total	$2,410	$223	$1,804	$829

      The lease liability for the centers closed during the 52 weeks ended March 28, 2003 and March 29, 2002 has been recorded at management’s estimate of expected future payments.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Discontinued Operations:

      The consolidated statement of operations includes discontinued operations of three centers closed during 2003. Prior year amounts have been reclassified to reflect these changes. A summary of discontinued operations was as follows, with dollars in thousands:

	52 Weeks Ended

	March 28,	March 29,	March 30,
	2003	2002	2001

Revenues, net	$602	$1,007	$1,261
Operating expenses of Learning Centers	738	1,266	1,127

Gross profit	(136)	(259)	134
Provision for doubtful accounts	4	2	1
Depreciation and amortization expenses	14	39	36
Exit and closure expenses	386	—	—
Intangible asset impairment charges	10	—	—
Long lived fixed asset impairment charges	63	—	—

Discontinued operations before income tax	(613)	(300)	97
Income tax provision (benefit)	(11)	(111)	32

Discontinued operations, net of tax	$(602)	$(189)	$65

15. Intangible Assets and Long-lived Impairment:

      During the second quarter of fiscal 2003, the Company completed the implementation of SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is no longer amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment in accordance with the provisions of SFAS 142. In accordance with its impairment policy, the Company employed a discounted cash flow analysis in conducting its impairment tests as of the beginning of fiscal 2003. The Company completed its impairment test and recorded an impairment loss of $5.0 million (net of a tax benefit of $0.9 million) as a cumulative effect of a change in accounting principle. In addition, as a result of continuing weakening economic conditions, the Company tested for goodwill impairment as of October 11, 2002, and recorded an impairment loss during the second quarter of $4.2 million.

      In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company did not amortize goodwill for the fiscal year ended March 28, 2003. If goodwill amortization had not been recorded for the prior periods, net income (loss) and earnings (loss) per share as shown above would have been as follows:

	Net Income	Earnings (Loss)
	(Loss)	Per Share

	(In millions)
2002	$(2.9)	$(0.55)
2001	$0.8	$0.15

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Intangible Assets and Long-lived Impairment — (Continued)

      The changes in the carrying amounts of goodwill and other intangible assets for the 52 weeks ended March 28, 2003 and March 29, 2002 were as follows (in thousands):

			Pre-Tax
	Balance		Impairment		Balance
	3/29/02	Additions	Loss	Amortization	3/28/03	Useful Life

Covenants	$52	$—	$—	$47	$5	5
Trade Name and Trademarks	—	3,905	—	135	3,770	20
Franchise Agreements	—	9,090	—	315	8,775	20
Curriculum	—	460	—	64	396	5
Goodwill	17,273	10,651	10,058	—	17,866	Indefinite

			Pre-Tax
	Balance		Impairment		Balance
	3/30/01	Additions	Loss	Amortization	3/29/02	Useful Life

Covenants	$164	$—	$—	$112	$52	5
Goodwill	20,915	(199)	1,693	1,750	17,273	Indefinite

      Estimated amortization of intangible assets is expected to be approximately $0.7 million for each of the next five years.

16. Segment Information:

      The Company has three reportable segments: Childtime, Tutor Time and Franchise Operations. Childtime operates child care centers primarily under the Childtime Learning Centers brand name, Tutor Time operates child care centers under the Tutor Time brand name and Franchise Operations licenses and provides developmental and administrative support to franchises operating under the Tutor Time brand name. The accounting polices of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are reported separately because the Company’s chief operating decision maker uses the segment information in determining the allocation of resources among segments and appraising the performance of the segments.

      Information about the Company’s operating segments are presented below in thousands:

	52 Weeks Ended March 28, 2003

			Franchise
	Childtime	Tutor Time	Operations	Total

External revenues	$141,413	$32,189	$3,763	$177,365
Intersegment revenues	—	—	—	—
Depreciation and amortization	2,816	395	315	3,526
Goodwill impairment charges	4,181	—	—	4,181
Fixed asset impairment charges	3,401	—	—	3,401
Operating income (loss)	(8,459)	(4,539)	2,681	(10,317)
Goodwill	7,215	5,578	5,073	17,866
All other assets	45,760	9,909	10,410	66,079

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Segment Information — (Continued)

	52 Weeks Ended March 29, 2002

			Franchise
	Childtime	Tutor Time	Operations	Total

External revenues	$141,391	$—	$—	$141,391
Intersegment revenues	—	—	—	—
Depreciation and amortization	4,750	—	—	4,750
Goodwill impairment charges	1,693	—	—	1,693
Fixed asset impairment charges	223	—	—	223
Operating (loss)	(5,721)	—	—	(5,721)
Goodwill	17,273	—	—	17,273
All other assets	56,842	—	—	56,842

	52 Weeks Ended March 30, 2001

			Franchise
	Childtime	Tutor Time	Operations	Total

External revenues	$146,583	$—	$—	$146,583
Intersegment revenues	—	—	—	—
Depreciation and amortization	4,562	—	—	4,562
Goodwill impairment charges	1,447	—	—	1,447
Fixed asset impairment charges	—	—	—	—
Operating income	134	—	—	134
Goodwill	20,915	—	—	20,915
All other assets	53,196	—	—	53,196

17. Stock Options:

      In November 1995, the Company adopted the 1995 Stock Incentive Plan for Key Employees (the “Stock Option Plan”). The Stock Option Plan became effective, February 2, 1996, concurrent with the effectiveness of the registration statement relating to the Company’s initial public offering of Common Stock. The aggregate number of shares that may be issued pursuant to the Stock Option Plan, was 300,000 shares. At the 2000 Annual Shareholder Meeting, an amendment was approved increasing the amount of shares available for grant or award by 300,000, bringing the new total to 600,000 shares. Options may be granted, or restricted stock awarded, at the discretion of the Company’s compensation committee from time to time at a range of 75 percent to 110 percent of the market value of the stock on the date on which such option is granted as defined in the Stock Option Plan. Each option granted under the plan shall expire in five to ten years from the date of grant, as defined in the Stock Option Plan. Restrictions on sale or transfer of stock awarded under the Stock Option Plan, if any, range from six months to five years. Vesting requirements are determined by the committee at the time of the grant, provided however, no stock option may be exercisable prior to the expiration of six months from the date of grant unless the participant dies or becomes disabled prior thereto. Options granted during fiscal 2003 of 295,000 were granted at or above the market price and vest evenly over a three-year period. No compensation expense has been recorded on any employee options, as all options were granted at the fair market price. In addition, the Company adopted the Director Stock Option Plan, effective February 2, 1996, providing for annual grants of stock options to non-employee directors to purchase common stock at fair value as of the date of such grant. The aggregate number of shares which may be issued pursuant to the Director Stock Option Plan, is 75,000 shares. Each option grant under the plan shall expire five years from the date of grant. Options vest in full on the first anniversary of the date of grant and 7,500, 12,500 and 15,000 options were granted under the plan during fiscal 2003, 2002 and 2001, respectively.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Stock Options — (Continued)

      Presented below is a summary of the status of the stock options held by employees of the Company as of March 28, 2003, March 29, 2002 and March 31, 2000:

	March 28, 2003		March 29, 2002		March 30, 2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Options	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of period	350,084	$9.96	401,450	$10.43	314,351	$11.80
Granted	295,000	3.45	633,000	10.46	158,800	7.99
Exercised	—	—	—	—	—	—
Forfeited/expired	(180,681)	9.71	(684,366)	10.62	(71,701)	11.01

Options outstanding at end of period	464,403	$5.59	350,084	$9.96	401,450	$10.43

Options exercisable	138,570	$10.09	278,760	$11.06	268,286	$10.89

      Of the 464,403 employee options outstanding at March 28, 2003, 42,287 were exercisable at per share prices ranging from $5.85 to $7.97, with a weighted average exercise price of $7.48 and a weighted average remaining contractual life of 3.5 years; 75,750 were exercisable at per share prices ranging from $9.19 to $11.81, with a weighted average exercise price of $9.7 and a weighted average remaining contractual life of 0.4 years; and 20,533 were exercisable at a per share price of $16.88 with a remaining contractual life of 1.1 years.

18. Financial Instrument:

      During fiscal 2003, the Company entered into interest rate swap contracts to manage its exposure to fluctuations in interest rates relating to the revolving line of credit. Swap contracts fix the interest payments of floating rate debt instruments. As of March 28, 2003, contracts representing $5.0 million of notional amount were outstanding with maturity dates of November 2005 and January 2006. These contracts provide for the Company to pay interest at an average fixed rate of 2.98% in return for receiving interest at a floating rate of three month LIBOR, which is reset in three month intervals. The fair value of interest rate swap agreements is subject to changes in value due to changes in interest rates, and the fair value of $(0.1) million is included in other current liabilities on the consolidated balance sheet. During fiscal 2003, the Company recognized a loss of $0.1 million as a result of a decline in the market value of the outstanding interest rate contracts.

19. Supplemental Cash Flow Information:

	March 28,	March 29,	March 30,
	2003	2002	2001

	(In thousands)
Cash payments during the year for:
Interest	$715	$438	$1,003
Income taxes	$(2,357)	$821	$2,265
Stock issued to Jacobson Partners for Tutor Time acquisition costs	$482	—	—

      In connection with the acquisition of certain assets, the Company incurred debt of $14.0 million, $0.0 million and $1.7 million in fiscal 2003, 2002 and 2001, respectively.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. Quarterly Data (unaudited):

      Quarterly financial data for fiscal 2003 and 2002 are summarized as follows in thousands except per share data:

Quarterly Data

	Fiscal 2003

	12 Weeks Ended	12 Weeks Ended	12 Weeks Ended	16 Weeks Ended
	March 28, 2003	January 3, 2003	October 11, 2002	July 19, 2002

Revenue	$45,788	$43,195	$43,765	$44,617
Gross profit	$6,348	$6,141	$2,682	$4,504
Income (loss) before cumulative effect of change in accounting principle	$(322)	$(1,066)	$(11,388)	$(408)
Net income (loss)	$(322)	$(1,066)	$(11,388)	$(5,375)
Earnings (loss) per share — Basic and Diluted:
Income (loss) before cumulative effect of change in accounting principle	$(0.06)	$(0.20)	$(2.10)	$(0.08)
Net income (loss)	$(0.06)	$(0.20)	$(2.10)	$(1.03)

	Fiscal 2002

	12 Weeks Ended	12 Weeks Ended	12 Weeks Ended	16 Weeks Ended
	March 29, 2002	January 4, 2002	October 12, 2001	July 20, 2001

Revenue	$32,477	$30,760	$31,730	$46,424
Gross profit	$3,596	$3,251	$3,127	$6,823
Net income (loss)	$(2,468)	$(544)	$(2,427)	$1,404
Earnings per share — Diluted	$(0.48)	$(0.10)	$(0.46)	$0.27

21. Subsequent Events:

      On May 16, 2003, the Company completed a Rights Offering under which it issued 100,000 units at $158.52 per unit. Total proceeds from the offering were $15.9 million, of which $12.4 million was common stock and $3.5 million was new subordinated notes. The proceeds of the offering were used to pay off the balance, which included accrued interest, on the Subordinated Notes (see Note 5). The new subordinated notes bear interest at 15%, payable quarterly, and are due May 15, 2008. Subject to the applicable subordination provisions, these Subordinated Notes may be redeemed, at the option of the Company, at any time and must be redeemed following the occurrence of a “change of control”. In either case, the redemption price is 100% of the principal balance of the Notes, plus accrued and unpaid interest on such principal balance to the date of redemption.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Additions Charged to

	Balance at				Balance at
	Beginning	Cost and	Other*		End of
Description	of Period	Expenses	Accounts	Deductions	Period

	(in thousands)
Fiscal year ended March 30, 2001, reserve for doubtful accounts and claims	$295	$458	$0	$(393)	$360

Fiscal year ended March 29, 2002, reserve for doubtful accounts and claims	$360	$1,324	$0	$(991)	$693

Fiscal year ended March 28, 2003, reserve for doubtful accounts and claims	$693	$1,272	$6,115	$(5,359)	$2,721

*	Other accounts in fiscal 2003, represents amounts associated with the Tutor Time opening balance sheet reserve.

EXHIBIT INDEX

Exhibit
Number

3.1	—	Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 33-99596), are incorporated herein by reference.
3.2	—	Certificate of Amendment to Articles of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (filed with the Securities and Exchange Commission on January 8, 2003), is incorporated herein by reference.
3.3	—	Certificate of Amendment to Articles of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (filed with the Securities and Exchange Commission on March 20, 2003), is incorporated herein by reference.
3.4	—	Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 19, 2002, are incorporated herein by reference.
4.1	—	Amended and Restated Credit Agreement dated as of January 31, 2002, between Childtime Childcare, Inc. (“Childtime”) and Bank One, Michigan, filed as Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended January 4, 2002, is incorporated herein by reference.
4.2	—	First Amendment to Amended and Restated Credit Agreement dated as of April 1, 2002, between Childtime and Bank One, Michigan, filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended March 29, 2002, is incorporated herein by reference.
4.3	—	Second Amendment to Amended and Restated Credit Agreement dated as of July 19, 2002, between Childtime and Bank One, NA, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (filed with the Securities and Exchange Commission on August 6, 2002), is incorporated herein by reference.
4.4	—	Subordination Agreement dated as of July 19, 2002, among Bank One, NA, Childtime and the subordinated lenders, including the form of Subordinated Promissory Note attached thereto as Schedule B, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (filed with the Securities and Exchange Commission on August 6, 2002), is incorporated herein by reference.
4.5	—	Third Amendment to Amended and Restated Credit Agreement dated as of February 14, 2003, between Childtime and Bank One, NA, filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 3, 2003, is incorporated herein as reference.
4.6	—	Indenture dated as of May 16, 2003, between the Registrant and U.S. Bank National Association, as trustee, related to Subordinated Debt Securities, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (filed with the Securities and Exchange Commission on May 20, 2003), is incorporated herein by reference.
4.7	—	First Supplemental Indenture, dated as of May 16, 2003, between the Registrant and U.S. Bank National Association, as trustee, related to the 15% Subordinated Notes due 2008, including the form of Subordinated Note, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (filed with the Securities and Exchange Commission on May 20, 2003), is incorporated herein by reference.
4.8	—	Fourth Amendment to Amended and Restated Credit Agreement dated as of June 25, 2003, between Childtime and Bank One, NA.
9	—	Letter agreement dated July 6, 2000, among Childcare Associates, KD Partners II and Jacobson Partners, filed as Exhibit 9 to the Registrant’s Form 10-K for the year ended March 30, 2001, is incorporated herein by reference.

E-1

Exhibit
Number

10.1	—	Director Stock Option Plan, filed as Exhibit 10.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 33-99596), is incorporated herein by reference.
10.2	—	1995 Stock Incentive Plan for Key Employees, filed as Exhibit 10.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 33-99596), is incorporated herein by reference.
10.3	—	First Amendment to 1995 Stock Incentive Plan for Key Employees, filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended March 30, 2001, is incorporated herein by reference.
10.4	—	Letter agreement dated July 6, 2000, between Registrant and Jacobson Partners, regarding management and financial consulting services, filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended March 30, 2001, is incorporated herein by reference.
10.5	—	Consulting Agreement dated January 16, 2001, between the Registrant and James Morgan, filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended January 5, 2001, is incorporated herein by reference.
10.6	—	Letter agreement dated July 26, 2001, between Jacobson Partners, on behalf of the Registrant, and James J. Morgan, filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended October 12, 2001, is incorporated herein by reference.
10.7	—	Employment Agreement dated August 14, 2001, between the Registrant and Alfred R. Novas, filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended October 12, 2001, is incorporated herein by reference.
10.8	—	Option Agreement dated August 14, 2001, between the Registrant and Alfred R. Novas, filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended October 12, 2001, is incorporated herein by reference.
10.9	—	Option Agreement dated August 14, 2001, between the Registrant and Alfred R. Novas, filed as Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended October 12, 2001, is incorporated herein by reference.
10.10	—	Option Agreement dated August 14, 2001, between the Registrant and Alfred R. Novas, filed as Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended October 12, 2001, is incorporated herein by reference.
10.11	—	Option Agreement dated September 5, 2001, between the Registrant and Leonard C. Tylka, filed as Exhibit 10.15 to the Registrant’s Form 10-K for the year ended March 29, 2002, is incorporated herein by reference.
10.12	—	Consulting Agreement dated as of February 20, 2002, between the Registrant and Leonard C. Tylka, filed as Exhibit 10.16 to the Registrant’s Form 10-K for the year ended March 29, 2002, is incorporated herein by reference.
10.13	—	Employment Agreement dated March 13, 2002, between Childtime and Karen R. Danner, filed as Exhibit 10.17 to the Registrant’s Form 10-K for the year ended March 29, 2002, is incorporated herein by reference.
10.14	—	Employment Severance Agreement dated March 27, 2002, between the Registrant and Alfred R. Novas, filed as Exhibit 10.17 to the Registrant’s Form 10-K for the year ended March 29, 2002, is incorporated herein by reference.
10.15	—	Fee Agreement dated June 27, 2002 between the Registrant and Jacobson Partners, filed as Exhibit 10.19 to the Registrant’s Form 10-K for the year ended March 29, 2002, is incorporated herein by reference.

E-2

Exhibit
Number

10.16	—	Asset Purchase Agreement among TT Acquisition LLC, Tutor Time Learning Systems, Inc. and other sellers named therein, dated as of June 28, 2002, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (filed with the Securities and Exchange Commission on August 6, 2002), is incorporated herein by reference.
10.17	—	Option grant letter agreement, dated July 19, 2002, among the Registrant, JP Acquisition Fund II, L.P. and JP Acquisition Fund III, L.P., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (filed with the Securities and Exchange Commission on August 6, 2002), is incorporated herein by reference.
10.18	—	Stock Option Agreement, dated as of August 15, 2002, between the Registrant and William D. Davis, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 19, 2002, is incorporated herein by reference.
10.19	—	Employment Agreement, dated August 26, 2002, between the Registrant and Frank Jerneycic, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 19, 2002, is incorporated herein by reference.
10.20	—	Option Agreement, dated as of October 16, 2002, between the Registrant and Paula L. Gavin, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 11, 2002, is incorporated herein by reference.
10.21	—	Option Agreement, dated as of October 16, 2002, between the Registrant and Kenneth Johnsson, filed as Exhibit 10.2 to the Registrant’s Quarterly Report for the quarter ended October 11, 2002, is incorporated herein by reference.
10.22	—	Option Agreement, dated as of October 16, 2002, between the Registrant and Brett D. Shevack, filed as Exhibit 10.3 to the Registrant’s Quarterly Report for the quarter ended October 11, 2002, is incorporated herein by reference.
10.23	—	Standby Securities Purchase Agreement, dated as of February 20, 2003, among the Registrant, Childtime Childcare, Inc., JP Acquisition Fund II, L.P., JP Acquisition Fund III, L.P., and the other purchasers named therein, filed as Exhibit 1.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-103397), is incorporated herein by reference.
10.24	—	Separation Agreement and Release, dated April 14, 2003, between the Registrant and Karen R. Danner.
21	—	List of Subsidiaries, filed as Exhibit 21.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-103397), is incorporated herein by reference.
23	—	Consent of PricewaterhouseCoopers LLP, dated June 25, 2003.
99.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
99.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

E-3