Form 10-Q
period 2003-08-18
CHILDTIME LEARNING CENTERS INC
filed 2003-08-29
CIK 1003648

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 18, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM      TO

COMMISSION FILE NUMBER: 0-27656

CHILDTIME LEARNING CENTERS, INC.

(Exact Name Of Registrant As Specified In Its Charter)

MICHIGAN	38-3261854
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

21333 Haggerty Road, Suite 300
Novi, Michigan 48375
(Address of principal executive offices)

(248) 697-9000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes /x/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /x/

The number of shares of Registrant’s Common Stock, no par value per share, outstanding at August 7, 2003, was 19,516,210.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
A. Consolidated Balance Sheets July 18, 2003 and March 28, 2003
B. Consolidated Statements of Operations 16 weeks ended July 18, 2003 and July 19, 2002
C. Consolidated Statements of Cash Flows 16 weeks ended July 18, 2003 and July 19, 2002
D. Notes to Consolidated Financial Statements
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures about Market Risks
ITEM 4. Controls and Procedures
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-31.1 302 Certification-Chief Executive Officer
EX-31.2 302 Certification-Chief Financial Officer
EX-32.1 906 Certification-Chief Executive Officer
EX-32.2 906 Certification-Chief Financial Officer

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarterly Period Ended July 18, 2003

Page
Number

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements
A. Consolidated Balance Sheets
July 18, 2003 and March 28, 2003	3
B. Consolidated Statements of Operations
16 weeks ended July 18, 2003 and July 19, 2002	4
C. Consolidated Statements of Cash Flows
16 weeks ended July 18, 2003 and July 19, 2002	5
D. Notes to Consolidated Financial Statements	6-14
ITEM 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	15-19
ITEM 3. Quantitative and Qualitative Disclosures about Market Risks	19
ITEM 4. Controls and Procedures	19-20
PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	20
ITEM 4. Submission of Matters to a Vote of Security Holders	20
ITEM 6. Exhibits, Reports on Form 8-K	21
SIGNATURES
EXHIBIT INDEX

PART I: FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 18,	March 28,
	2003	2003

	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,791	$2,499
Accounts receivable, net	10,051	8,112
Prepaid expenses and other current assets	4,185	1,771
Income tax receivable	305	1,965

Total current assets	16,332	14,347

LAND, BUILDINGS AND EQUIPMENT:
Land	9,362	9,362
Buildings	19,103	19,924
Leasehold improvements	11,456	10,304
Vehicles, furniture and equipment	12,796	13,202

	52,717	52,792
Less: accumulated depreciation and amortization	(17,066)	(16,663)

	35,651	36,129

OTHER NONCURRENT ASSETS:
Intangible assets, net	30,583	30,812
Refundable deposits and other	2,658	2,657

	33,241	33,469

TOTAL ASSETS	$85,224	$83,945

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts and drafts payable	$6,516	$5,929
Accrued wages and benefits	6,185	6,491
Current portion of long-term debt	5,313	1,280
Exit and closure expense accrual	933	1,270
Other current liabilities	11,253	12,110

Total current liabilities	30,200	27,080
LONG-TERM DEBT, NET OF CURRENT PORTION	16,469	29,631
DEFERRED RENT LIABILITY	1,386	1,421

Total Liabilities	48,055	58,132

SHAREHOLDERS’ EQUITY
Common Stock, 40,000,000 shares authorized, no par value; 19,516,210 and 5,416,210 issued and outstanding at July 18, 2003 and March 28, 2003, respectively	43,291	31,665
Preferred Stock, 100,000 shares authorized, no par value; no shares issued or outstanding	—	—
Retained earnings (accumulated deficit)	(6,122)	(5,852)

Total shareholders’ equity	37,169	25,813

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$85,224	$83,945

The accompanying footnotes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	16 Weeks Ended

	July 18,	July 19,
	2003	2002

	(In thousands, except per share data)
Revenue from Learning Center Operations	$61,060	$44,448
Revenue from Franchise Operations	1,860	—

Revenue, net	62,920	44,448
Operating expenses of Learning Centers	54,852	39,862

Gross profit	8,068	4,586
General and administrative expenses	5,844	3,528
Depreciation and amortization expenses	1,240	763
Provision for doubtful accounts	337	175
Exit and closure expenses	—	312

OPERATING INCOME (LOSS)	647	(192)
Interest expense, net	712	106

(LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(65)	(298)
Income tax provision (benefit)	—	(85)

(LOSS) BEFORE DISCONTINUED OPERATIONS	(65)	(213)
Discontinued operations, net of taxes	(205)	(195)

NET (LOSS)	$(270)	$(408)

EARNINGS (LOSS) PER SHARE:
Basic and diluted (loss) before discontinued operations	$(0.00)	$(0.04)
Discontinued operations, net of taxes	(0.02)	(0.04)

Net (loss)	$(0.02)	$(0.08)

Weighted average shares outstanding	13,347	5,241

The accompanying footnotes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	16 Weeks Ended

	July 18, 2003	July 19, 2002

	(In thousands)
OPERATING ACTIVITIES:
Net (loss)	$(270)	$(408)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation and amortization	1,240	917
Provision for doubtful accounts	351	194
Deferred rent liability	164	(23)
Deferred income taxes	—	163
Gains (loss) on sale of assets	87	(149)
Changes in operating assets and liabilities:
Accounts receivable	(2,276)	(428)
Prepaid expenses and other current assets	(752)	696
Accounts payable, accruals and other current liabilities	(1,775)	1,812
Exit and closure expense accrual	(298)	(1,601)

Net cash provided (used) by operating activities	(3,529)	1,173

INVESTING ACTIVITIES:
Acquisition of Tutor Time — (net of cash of $682)	—	(23,790)
Capital spending	(1,457)	(739)
Proceeds from sale of assets	836	555
Payments for refundable deposits and other assets	(18)	(5)

Net cash used in investing activities	(639)	(23,979)

FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	2,094	8,462
Repayments under long-term debt	(14,723)	(275)
Issuance of long-term debt	3,500	14,000
Changes in drafts payable	963	(2,053)
Issuance of common shares (net of issuance costs)	11,626	—

Net cash provided by financing activities	3,460	20,134

Net decrease in cash and cash equivalents	(708)	(2,672)
Cash and cash equivalents, beginning of year	2,499	4,891

Cash and cash equivalents, end of period	$1,791	$2,219

The accompanying footnotes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — DESCRIPTION OF BUSINESS

Childtime Learning Centers, Inc. conducts business through its wholly-owned subsidiary Childtime Childcare, Inc. and its other wholly-owned subsidiaries (collectively, the “Company”). The Company and its predecessors began operations in 1967. The Company operates in three business segments: Childtime Learning Centers, Tutor Time Learning Centers and Franchise Operations. The Company provides center-based educational services and child care to children between the ages of six weeks and 12 years under two distinct brand identities: Childtime Learning Centers (“Childtime”) and Tutor Time Childcare Learning Centers (“Tutor Time”). As of July 18, 2003, the Company operated or franchised a total of 472 centers system-wide under three major lines of business and had system-wide licensed capacity capable of serving over 50,000 children. The Company’s three lines of business are:

•	Childtime Learning Centers: 273 centers operated by the Company, consisting of:

— 262 Childtime centers and

— 11 Childtime-branded centers operated for third parties;

•	Tutor Time Learning Centers: 64 Tutor Time centers operated by the Company; and

•	Tutor Time Franchise: royalties and other fees received from 135 franchised Tutor Time centers.

Childtime and Tutor Time corporate centers are located in the United States (in 27 states), with the exception of one Tutor Time center located in Canada. The vast majority of these centers are operated on leased premises, with typical lease terms ranging from 1 to 25 years; 51 of the Childtime centers are operated on Company-owned premises.

The 11 Childtime centers the Company operates under management contracts are all located in the U.S., serving hospitals, corporations and the federal government. Under these contracts, the Company receives an annual operating fee and, in some cases, is eligible to receive incentives for improving revenues and/or managing costs. These contracts are typically up for renewal on an annual basis.

Tutor Time franchise centers are also predominantly located in the U.S., with 123 centers operating in 12 states. An additional 12 centers are operated in Canada, Hong Kong, Indonesia, and the Philippines, for the most part under master franchise agreements. The Company currently guarantees leases for 66 of its franchise centers, including sites under development.

NOTE 2 — ACQUISITION AND PRO FORMA INFORMATION

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

The Tutor Time acquisition was financed, in part, by Bank One, NA through its secured revolving line of credit with the Company. Subordinated loans (the “Subordinated Notes”) in the aggregate amount of $14 million were provided by a group of lenders organized by Jacobson Partners to fund the balance of the Tutor Time acquisition purchase price and to provide related working capital. The Subordinated Notes were subject to a Subordination Agreement in favor of Bank One, NA, matured December 31, 2004 and bore interest at 15%, of which 7% was payable in cash, and the balance was payable in kind by the issuance of Additional Subordinated Notes, with interest and principal payable on the earlier of December 31, 2004 or such date on which the Company consummated the Rights Offering (see Note 6), provided that interest on the Subordinated Notes (including the Additional Subordinated Notes and interest thereon) could be paid only to the extent the aggregate proceeds of the Rights Offering exceeded $14 million. Although Jacobson Partners received no consideration for arranging this financing, lenders included JP Acquisition Fund II, L.P. and JP Acquisition Fund III, L.P., entities controlled and managed by affiliates of Jacobson Partners (for an aggregate of $10,497,154), and three directors of the Company (Mr. Jacobson, Mr. Morgan and Mr. Kellner) (for an aggregate of $515,132). The Subordinated Notes were repaid upon completion of the Company’s Rights Offering (see Note 6).

In connection with the Tutor Time acquisition, JP Acquisition Fund II, L.P., JP Acquisition Fund III, L.P., and certain of their co-investors (collectively, the “Optionees”), including Messrs. Jacobson, Morgan and Kellner, agreed to arrange for the Company to obtain a standby purchase commitment in connection with the Company’s proposed Rights Offering which was completed on May 16, 2003 (See Note 6). As consideration for obtaining such commitment, a Special Committee of the Board of Directors approved the grant to the Optionees of options to purchase, in the aggregate, up to 400,000 shares of common stock, until July 19, 2006, at an exercise price of $5.00 per share.

Pro forma information for the Company and Tutor Time follows (in thousands, except per share data):

16 Weeks Ended
July 19, 2002

Revenue, net	$61,431
Operating loss	(219)
Loss before income taxes and discontinued operations	(298)
Net loss	(358)
Earnings per share	$(0.07)

In connection with the Tutor Time bankruptcy proceedings, Tutor Time, at the request of the Company was able to reject numerous leases and franchise agreements. The accompanying pro forma information includes only the revenues and costs from those Tutor Time centers and franchises that were not rejected as part of the bankruptcy proceedings. No pro forma adjustments were made to the historical Tutor Time corporate overhead expenses ($2.0 million for the 16 weeks ended July 19, 2002). Additional interest expense was included in the pro forma results based upon the additional debt incurred to finance the Tutor Time acquisition.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Childtime Learning Centers, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared by the Company in accordance with the accounting policies described in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 28, 2003, and should be read in conjunction with the notes thereto.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of July 18, 2003, and the results of its operations and cash flows for the 16 weeks ended July 18, 2003 and July 19, 2002, respectively, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Friday closest to March 31. For fiscal year 2004, the first quarter contained 16 weeks, and the fiscal year contains 53 weeks. For fiscal year 2003, the first quarter contained 16 weeks, and the fiscal year contained 52 weeks.

Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and continues to measure compensation cost using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Had stock option compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology of SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands):

	16 Weeks Ended

	July 18,	July 19,
	2003	2002

Net loss as reported	$(270)	$(408)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	150	6

Pro forma net loss	$(420)	$(414)

Basic and diluted net loss per share:
As reported	$(0.02)	$(0.08)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.01	0.00

Pro forma	$(0.03)	$(0.08)
Weighted average fair value of options granted during the period	$0.45	$1.15

The fair value of the options used to compute pro forma net loss and net loss per share disclosures is the estimated present value at grant date using the “Black-Scholes” option-pricing model with the following weighted average assumptions for the 16 weeks ended July 18, 2003 and July 19, 2002, respectively; no dividend yield; expected volatility of 56.4 percent and 37.3 percent, respectively; risk free interest rate of 2.0 percent and 3.2 percent, respectively; and expected holding periods of 5.0 years.

NOTE 4 — ACCOUNTS RECEIVABLE

Accounts receivable is presented net of an allowance for doubtful accounts. At July 18, 2003 and March 28, 2003, the allowance for doubtful accounts was $2.9 million and $2.7 million, respectively.

NOTE 5 — DRAFTS PAYABLE

Drafts payable represent unfunded checks drawn on zero balance accounts that have not been presented for funding to the Company’s banks. The drafts are funded, without finance charges, as soon as they are presented. At July 18, 2003 and March 28, 2003, the aggregate drafts payable were $4.1 million and $3.2 million, respectively.

NOTE 6 — FINANCING ARRANGEMENTS

On May 16, 2003, the Company completed a Rights Offering under which it issued 100,000 units at $158.52 per unit. Total proceeds from the offering were $15.9 million, of which $11.6 million (net of issuance expenses) was for the issuance of 14.1 million shares of common stock and $3.5 million was new subordinated notes (“New Subordinated Notes”). The proceeds of the offering were used to pay off the balance, which included accrued interest, on the Subordinated Notes (see Note 2). The New Subordinated Notes bear interest at 15%, payable quarterly, and are due May 15, 2008. Subject to the applicable subordination provisions, these New Subordinated Notes may be redeemed, at the option of the Company, at any time and must be redeemed following the occurrence of a “change of control”. In either case, the redemption price is 100% of the principal balance of the Notes, plus accrued and unpaid interest on such principal balance to the date of redemption.

NOTE 7 — CONTINGENCIES

The Company is primarily liable on approximately $1.0 million for lease assignments already negotiated in connection with certain lease terminations resulting from the fiscal 2001 restructuring program (see Note 11). The Company has recorded a liability for estimates of future liabilities under these leases. A subsidiary of the Company is primarily or contingently liable for many of the leases of Tutor Time’s franchisees. In an effort to build its franchisee network, Tutor Time either leased the prospective site for a franchisee, with a subsequent sublease of the site to the franchisee, or provided a lease guarantee to the landlord for the benefit of the franchisee in exchange for a monthly lease guarantee fee payable by the franchisee that is based upon the monthly rent expense of the guaranteed lease. The aggregate liability is approximately $92.8 million related to leases and $27.2 million related to guarantees. The leases have durations from 1-20 years. The Company would be required to pay the related lease obligations in the case of default by the franchisee. Should the Company be required to make payments under these leases, it may assume obligations for operating the center. Should the center not be economically viable, the Company will make provision for the lease termination at that time. The Company has taken over operations for a center previously operated by a franchisee as a result of a default under the franchisee’s lease and intends to continue to operate this center. Other than with respect to the foregoing center, the Company has not been notified that it will be required to make payments under any of these leases or guarantees, does not believe that any payments are likely and has not recorded any related liability.

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

Various legal actions and other claims are pending or could be asserted against the Company. In addition, the Company has and will continue to vigorously protect its rights against parties that violate franchise agreements or infringe on its intellectual property rights. Litigation is subject to many uncertainties; the outcome of individual litigated matters is not predictable with assurance; and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company.

NOTE 8 — OPTION GRANTS AND PAYMENTS FOR CONSULTING SERVICES

In July 2000, the Company retained Jacobson Partners, of which Benjamin R. Jacobson, the Company’s Chairman of the Board, is the managing general partner, to provide management and financial consulting services. As part of the consideration paid with respect to, and to add further incentive, for such services, Jacobson Partners was granted stock options to purchase 557,275 shares. Jacobson Partners has exercised options totaling 294,117 shares at a cost of $2,500,000. The remaining 263,158 shares expired in July 2002. Additionally, Jacobson Partners receives an annual consulting fee in the amount of $250,000, plus reimbursement of reasonable out-of-pocket expenses. In connection with the Tutor Time acquisition, Jacobson Partners was paid an advisory fee consisting of $333,336 and the issuance of 175,438 shares, and options were granted to certain related parties to acquire up to 400,000 shares of the Company’s common stock (see Note 2). Total expenses incurred for Jacobson Partners (exclusive of the Tutor Time fee) were $77,000 and $77,000 for the 16 weeks ended July 18, 2003 and July 19, 2002, respectively, and are included in General and administrative expenses in the accompanying Consolidated Statement of Operations.

NOTE 9 — INCOME TAXES

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

Deferred tax assets	$4,802
Valuation allowance	(4,497)

Net deferred taxes	$305

NOTE 10 — LOSS PER SHARE

For the 16 weeks ended July 18, 2003 and July 19, 2002, basic loss per share has been calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. The calculation of basic and diluted shares is as follows (in thousands):

	Calculation of Incremental Shares
	16 weeks ended

	July 18, 2003	July 19, 2002

Basic shares (based on weighted average)	13,347	5,241
Stock options (1)	—	—

Diluted shares	13,347	5,241

(1)  For the 16 weeks ended July 18, 2003 and July 19, 2002, respectively, the above calculation does not include 80,599 and 0 shares issuable from employee stock options that have the potential to dilute earnings per share in the future. These shares were not included in the above calculation of diluted shares because to do so would have been antidilutive.

NOTE 11 — EXIT AND CLOSURE EXPENSES AND DISCONTINUED OPERATIONS

The Company instituted a restructuring program in fiscal 2001 and incurred a charge of $4.0 million for fiscal year ended March 30, 2001 to close various under-performing centers. During the 16 weeks ended July 19, 2002, the Company incurred a charge of $0.5 million to increase reserves and provide for an additional center closure. During the 16 weeks ended July 18, 2003, no additional charges were made. The Company made payments related to this restructuring program of $0.3 million and $0.2 million for the 16 weeks ended July 18, 2003 and July 19, 2002, respectively. A summary of the accrual is as follows (in thousands):

	Exit and Closure Expenses and Discontinued operations Accrual Analysis

	Beginning			Ending
	Accrual		Cash	Accrual
	March 28, 2003	Expenses	Payments	July 18, 2003

Continuing operations lease costs	$951	$—	$289	$662
Discontinued operations — lease costs	319	91	139	271

Total	$1,270	$91	$428	$933

The lease liability for the centers closed during the 16 weeks ended July 18, 2003 has been recorded at management’s estimate of cost.

A summary of discontinued operations is as follows (in thousands):

	16 Weeks Ended

	July 18, 2003	July 19, 2002

Revenues, net	$129	$435
Operating expenses of Learning Centers	240	560

Gross profit	(111)	(125)
Provision for doubtful accounts	—	19
Depreciation and amortization expenses	3	5
Exit and closure expenses	91	200

Discontinued operations before income tax	(205)	(349)
Income tax provision (benefit)	—	(154)

Discontinued operations, net of tax	$(205)	$(195)

NOTE 12 — INTANGIBLE ASSETS AND GOODWILL

The changes in the carrying amounts of goodwill and other intangible assets for the 16 weeks ended July 18, 2003 were as follows (in thousands):

	Balance		Balance
	3/28/03	Amortization	7/18/03	Useful life

Goodwill	$17,866	$—	$17,866	Indefinite
Franchise Agreements	8,775	140	8,635	20
Trade Name and trademarks	3,770	60	3,710	20
Curriculum	396	28	368	5
Covenants	5	4	1	5

Estimated amortization of intangible assets is expected to be $0.7 million for fiscal 2004 and approximately $0.7 million annually for the next four years.

NOTE 13 — SEGMENT INFORMATION

The Company has three reportable segments: Childtime Learning Centers, Tutor Time Learning Centers and Tutor Time Franchise. Childtime operates childcare centers primarily under the Childtime Learning Centers brand name, Tutor Time operates childcare centers under the Tutor Time brand name and Franchise licenses and provides developmental and administrative support to franchisees operating under the Tutor Time brand name. Corporate and other represent all general and administrative costs associated with supporting the Company’s segments. For the Tutor Time Franchise segment, revenues and operating income represent royalties and other fees payable by franchisees and support costs are included in general and administrative expenses. The accounting polices of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are reported separately because the Company’s chief operating decision maker uses the segment information in determining the allocation of resources among segments and assessing the performance of the segments.

Information about the Company’s operating segments are presented below (in thousands):

	16 Weeks Ended

	July 18,	July 19,
	2003	2002

Revenues:
Childtime	$44,573	$44,448
Tutor Time	16,487	—
Franchise	1,860	—

Total	$62,920	$44,448

Operating income (loss):
Childtime	$5,368	$4,411
Tutor Time	503	—
Franchise	1,860	—
Depreciation and amortization	(1,240)	(763)
Corporate and other	(5,844)	(3,840)

Total	$647	$(192)

Goodwill:
Childtime	$7,215	$17,273
Tutor Time (1)	5,578	5,937
Franchise (1)	5,073	5,399

Total	$17,866	$28,609

All other assets:
Childtime	$46,172	$51,909
Tutor Time	10,163	5,711
Franchise	11,023	13,850

Total	$67,358	$71,470

(1)  For the 16 weeks ended July 19, 2002, Tutor Time and Franchise Operations goodwill includes estimated amounts associated with the previously unallocated purchase price. The purchase price allocations were adjusted as of March 28, 2003, and these adjustments are reflected in the consolidated balance sheet as of that date.

NOTE 14 — FINANCIAL INSTRUMENT

The Company has exposure to market risk for changes in interest rates related to its debt obligations. The Company did not have cash flow exposure due to rate changes on its 15% New Subordinated Notes in the amount of $3.5 million at July 18, 2003. As of July 18, 2003, the Company had cash flow exposure on the revolving line of credit, with an outstanding balance of $15.0 million, and its notes payable, with an outstanding balance of $3.1 million, which has been partially offset by the Company entering into $5.0 million notional amount of interest rate swap contracts. These contracts, which have maturity dates of November 2005 and January 2006, provide for the Company to pay interest at an average fixed rate of 2.98% in return for receiving interest at a floating rate of three month LIBOR, which is reset in three month intervals. The fair value of interest rate swap agreements is subject to changes in value due to changes in interest rates and the fair value of less than $0.1 million, is included in other current liabilities on the consolidated balance sheet as of July 18, 2003.

NOTE 15 — NEW ACCOUNTING PRONOUNCEMENTS

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

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) 51. FIN 46 addresses the consolidation of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIE”) by clarifying the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 provides guidance on how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.

The disclosure provisions of FIN 46 are effective in all financial statements initially issued after January 31, 2003. FIN 46 is required to be immediately applied by all entities with a variable interest in a VIE created after January 31, 2003. A public entity with a variable interest in a VIE created before February 1, 2003 is required to apply FIN 46 to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. This accounting pronouncement is not expected to have a significant impact on the Company’s financial position or results of operations.

ITEM 2. Management’s Discussion and Analysis

GENERAL

The information presented herein refers to the 16 weeks ended July 18, 2003 (first quarter 2004), compared to the 16 weeks ended July 19, 2002 (first quarter 2003).

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

During the first quarter 2004, the Company closed three Learning Centers. The Company closed two Learning Centers during the first quarter 2003.

RESULTS OF OPERATIONS

Revenue, net. Net revenue for first quarter 2004 increased $18.5 million, or 41.6%, from the same period last year to $62.9 million. The increase was primarily a result of additional revenues of $16.5 million contributed by Tutor Time centers and $1.9 million contributed by Franchise Operations, both of which were acquired at the end of first quarter 2003. Childtime center revenues increased $0.1 million, with continuing center revenue increases of $0.7 million partially offset by the loss of revenues from closed centers of $0.6 million. Comparable Childtime center revenues, defined as centers opened 18 months or longer, increased 1.6%. Revenues from closed centers relate to centers closed in fiscal 2002 or fiscal 2003 that are not considered discontinued operations under SFAS 144.

Operating expenses of Learning Centers. Operating expenses for first quarter 2004 increased $15.0 million, or 37.6%, from the same period last year to $54.9 million. The increase was a result of additional operating expenses of $15.9 million for Tutor Time centers, offset by a decrease of operating expenses of $0.9 million for Childtime centers. The decrease in Childtime centers operating expenses was a result of closed centers, along with improvements in labor and center operating costs, partially offset by increased occupancy costs. Operating expenses as a percentage of revenue from Learning Center Operations increased to 89.8% for first quarter 2004 from 89.7% from the same period last year. The increase was attributable to the acquisition of the Tutor Time centers, which experienced higher operating expenses for first quarter 2004, partially offset by an improvement in operating expenses on the Childtime centers over the same period last year.

Gross profit. Gross profit for first quarter 2004 increased $3.5 million, or 75.9%, from the same period last year to $8.1 million. The increase was attributable to $0.6 million contributed by Tutor Time centers, $1.9 million contributed by Franchise Operations and $1.0 million contributed by Childtime centers. Gross profit percentages for first quarter 2004 by segment were 12.7% for Childtime centers (as compared to 10.3% for 2003), 3.4% for Tutor Time centers and 100% for Franchise Operations. The increase in Childtime centers gross profit is a result of closed centers, along with improvements in labor and center operating costs, partially offset by increased occupancy costs.

Provision for doubtful accounts. Provision for doubtful accounts for first quarter 2004 increased to $0.3 million from $0.2 million for the same period last year. This increase was attributable to increased revenues.

General and administrative expenses. General and administrative expenses for first quarter 2004 increased $2.3 million, or 64.8%, from the same period last year to $5.8 million. This increase was a result of costs associated with supporting the Tutor Time centers and Franchise Operations, and costs associated with staffing leadership and support positions that were unfilled in the same period last year.

Depreciation and amortization expense. Depreciation and amortization expense for first quarter 2004 increased $0.5 million, or 62.5%, from the same period last year to $1.2 million. This was a result of depreciation and amortization expense attributable to the Tutor Time centers.

Exit and closure expenses. The Company instituted a restructuring program in fiscal 2001 and incurred a charge of $4.0 million for fiscal year ended March 30, 2001 to close various under-performing centers. During first quarter 2003, the Company incurred a charge of $0.3 million to increase the reserves. During first quarter 2004, no additional charges were made. The Company made payments related to this restructuring program of $0.3 and $0.2 for first quarter 2004 and first quarter 2003, respectively.

Interest expense. Interest expense for first quarter 2004 was $0.8 million, compared to $0.1 million for the same period last year. This increase was a result of indebtedness incurred in connection with the acquisition of Tutor Time, partially offset by the reduction of interest rates on variable rate indebtedness.

Income tax benefit. Income tax benefit for first quarter 2004 was $0.0 million, compared to $0.2 million for the same period last year. The effective tax rate was 0.0% for first quarter 2004 compared to 36.9% for the same period last year. The tax benefit and rate for first quarter 2004 was reduced by a valuation reserve.

Discontinued operations, net of taxes. Discontinued operations, net of taxes, for first quarter 2004 was a loss of ($0.2 million), compared to a loss of ($0.2 million) for the same period last year. These losses include operating and lease termination costs associated with closed centers.

Net loss. As a result of the foregoing changes, net loss decreased to ($0.3) million for first quarter 2004, compared to a net loss of ($0.4) million for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary cash requirements currently consist of its funding of losses from operations, expenses associated with planned center openings, repayment of debt, maintenance and capital improvement of existing centers, and funding lease termination costs in conjunction with its restructuring program. The Company expects to fund cash needs through the revolving credit facility, described below, and cash generated from operations, although alternative forms of funding continue to be evaluated and new arrangements may be entered into in the future. While new enrollments are generally highest during the traditional fall “back to school” period and after the calendar year-end holidays, enrollment generally decreases during the summer months and calendar year-end holidays, resulting in decreased liquidity. Should cash flow generated from operations and borrowings available under the revolving credit facility not be adequate to provide for its working capital and debt service needs, the Company will attempt to make other arrangements to provide needed liquidity. No assurance can be given that such sources of liquidity will be sufficient.

On June 25, 2003, the Company amended its $17.5 million Amended and Restated Credit Agreement with its existing lender. This revolving line of credit will mature on June 30, 2004, and is secured by the Company’s receivables, equipment and real estate, with interest payable at a variable rate, at the Company’s option, based on either the prime rate or the Eurodollar rate. There were outstanding borrowings of $15.0 million at July 18, 2003, and $13.0 million at March 28, 2003. Outstanding letters of credit reduced the availability under the line of credit in the amount of $2.5 million at both July 18, 2003 and March 28, 2003.

Under this agreement, the Company is required to maintain certain financial ratios and other financial conditions. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets and transactions with affiliates. During each of the first three fiscal quarters of the year ended March 28, 2003, the Company had not maintained minimum consolidated EBITDA levels and had not provided timely reporting as required by the Amended and Restated Credit Agreement. The Company’s lender provided waivers for these events of non compliance. The Company is in compliance with the Amended and Restated Credit Agreement as of July 18, 2003.

Net cash provided (used) by operating activities was ($3.5) million for first quarter 2004, compared to $1.2 million for the same period last year. First quarter 2004 cash provided (used) by operating activities was negatively impacted by an increase in the accounts receivable balance and a decrease in current liabilities and other accruals.

During first quarter 2004, the Company completed a Rights Offering under which it issued 100,000 units at $158.52 per unit. Total proceeds from the offering were $15.9 million, of which $12.4 million was for the issuance of 14.1 million shares of common stock and $3.5 million was new subordinated notes (“New Subordinated Notes”). The proceeds of the offering were used to pay off the balance, which included accrued interest, on the Subordinated Notes (see Note 2 of the Company’s Notes to Consolidated Financial Statements (unaudited)). The New Subordinated Notes bear interest at 15%, payable quarterly, and are due May 15, 2008. Subject to the applicable subordination provisions, these New Subordinated Notes may be redeemed, at the option of the Company, at any time and must be redeemed following the occurrence of a “change of control”. In either case, the redemption price is 100% of the principal balance of the Notes, plus accrued and unpaid interest on such principal balance to the date of redemption.

As a result of the Rights Offering, the Company recorded in first quarter 2004, the issuance of long-term debt of $3.5 million, the repayment of long-term debt of $14.7 million and the issuance of common shares in the amount of $11.6 million. Additionally, the Company increased its borrowings on the line of credit by $2.1 million. This compared to financing activities of $20.1 million for the same period last year, consisting primarily of net borrowings on the revolving line of credit of $8.5 million, the issuance of long-term debt of $14.0 million offset by changes in drafts payable of $2.1 million. First quarter 2003 financing activities primarily related to the acquisition of substantially all of the assets of Tutor Time Learning Systems, Inc., as discussed below.

Investing activities were $0.6 million for first quarter 2004, of which $1.5 million was used for capital spending partially offset by $0.8 million of proceeds from asset sales. Investing activities were $24.0 million for the same period last year, and consisted primarily of the acquisition of substantially all of the assets of Tutor Time Learning Systems, Inc., as discussed below.

On July 19, 2002, the Company acquired the assets of Tutor Time Learning Systems, Inc., for an aggregate purchase price of approximately $22.8 million, including acquisition costs, plus the assumption of certain liabilities. The assets acquired by the Company consisted of substantially all of the operating assets and contract rights used by Tutor Time in its child care operations, which were comprised of 198 company-owned and franchised child care centers operating in 23 states and internationally, and were purchased to improve the range of the Company’s product offering and to enter the child care franchise business. The Tutor Time acquisition was financed, in part, through the Company’s $17.5 million secured bank credit facility as well as the issuance of $14 million of subordinated loans (the “Subordinated Notes”). The Subordinated Notes were issued to the JP Acquisition Fund Group (see “Related Party Transactions” below) to fund the balance of the Tutor Time acquisition purchase price and to provide related working capital. The Subordinated Notes had an original maturity of December 31, 2004 and bore interest at 15%, of which 7% was payable in cash, with the balance payable in kind by the issuance of additional subordinated notes.

During fiscal 2003, the Company entered into interest rate swap contracts to manage its exposure to fluctuations in interest rates relating to the revolving line of credit. Swap contracts fix the interest payments of floating rate debt instruments. As of July 18, 2003, contracts representing $5.0 million of notional amount were outstanding with maturity dates of November 2005 and January 2006. These contracts provide for the Company to pay interest at an average fixed rate of 2.98% in return for receiving interest at a floating rate of three month LIBOR, which is reset in three month intervals. The fair value of interest rate swap agreements is subject to changes in value due to changes in interest rates. During first quarter 2004, the Company recognized a loss of $19,000 as a result of a decline in the market value of the outstanding interest rate contracts.

Contractual Obligations and Commitments

A subsidiary of the Company is primarily or contingently liable for many of the leases of Tutor Time’s franchisees. In an effort to build its franchisee network, Tutor Time either leased the prospective site for a franchisee, with a subsequent sublease of the site to the franchisee, or provided a lease guarantee to the landlord for the benefit of the franchisee in exchange for a monthly lease guarantee fee payable by the franchisee that is based upon the monthly rent expense of the guaranteed lease. The payments the Company could be required to pay related to leases and guarantees aggregates $92.8 million and $22.2 million, respectively, in case of default by the franchisee. Should the Company be required to make payments under these leases, it may assume obligations for operating the center. Should the center not be economically viable, the Company will make provision for the lease termination at that time. The Company has taken over operations for a center previously operated by a franchisee as a result of a default under the franchisee’s lease and intends to continue to operate this center. Other than with respect to the foregoing center, the Company has not been notified that it will be required to make payments under any of these leases or guarantees, does not believe that any payments are likely and has not recorded any related liability. At July 18, 2003, aggregate potential payments on leases and guarantees over the next five fiscal years and thereafter were as follows:

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

		(In thousands)
Franchise Lease Guarantees	$22,243	$1,805	$5,197	$2,736	$12,505
Franchise Lease Commitments	92,807	5,239	22,073	13,714	51,781

Total	$115,050	$7,044	$27,270	$16,450	$64,286

Related Party Transactions

In addition to the related party transactions described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003 (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions”), involving Jacobson Partners, see Note 2, “Acquisition and Pro Forma Information”, of the Company’s Notes to Consolidated Financial Statements (unaudited), included in this Report under Item 1, for additional transactions entered into with Jacobson Partners in connection with the Company’s Rights Offering. Jacobson Partners is a private equity firm whose managing partner is Benjamin R. Jacobson, the Company’s Chairman of the Board. James J. Morgan, a director of the Company and former interim Chairman of the Board and interim Chief Executive Officer, is also a partner of Jacobson Partners, and George A. Kellner, the Company’s Vice Chairman of the Board, serves as a special advisor to Jacobson Partners.

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

Various legal actions and other claims are pending or could be asserted against the Company. In addition, the Company has and will continue to vigorously protect its rights against parties that violate franchise agreements or infringe on its intellectual property rights. Litigation is subject to many uncertainties; the outcome of individual litigated matters is not predictable with assurance; and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company.

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

For a description of the Company’s significant accounting policies, see Note 3, “Summary of Significant Accounting Policies”, to the Consolidated Financial Statements (unaudited) included in this Report under Item 1. For a more complete description, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003.

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

Interest Rates

The Company has exposure to market risk for changes in interest rates related to its debt obligations. The Company did not have cash flow exposure due to rate changes on its 15% New Subordinated Notes in the amount of $3.5 million at July 18, 2003. As of July 18, 2003, the Company had cash flow exposure on the revolving line of credit, with an outstanding balance of $15.0 million, and its notes payable, with an outstanding balance of $3.1 million, which has been partially offset by the Company entering into $5.0 million notional amount of interest rate swap contracts. Accordingly, a 2% (200 basis points) change in the LIBOR rate or the prime rate would have resulted in interest expense changing by approximately $0.1 million in the first quarter 2004.

Foreign Currency Exchange Rates

The Company’s exposure to foreign currency exchange rates is limited to revenues for one company owned center and franchise royalties for 12 franchised centers. Based upon the relative size of our foreign operations, the Company does not believe that the reasonably possible near-term change in the related exchange rate would have a material effect on its financial position, results of operations and cash flows.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting during the fiscal quarter ended July 18, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

Information regarding this item is set forth in Note 7 to the Company’s Notes to Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Report.

ITEMS 2 and 3 are not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on July 30, 2003. At the meeting, the shareholders voted upon the election of directors and the approval of the Childtime Learning Centers, Inc. 2003 Equity Compensation Plan. The following is a tabulation of the votes:

(a)  Election of Directors

	For	Votes Withheld

Benjamin R. Jacobson	17,410,609	305,470
Brett D. Shevack	17,552,452	163,627
Kenneth Johnsson	17,552,652	163,427

	For	Against	Abstained

(b) Approval of Equity Compensation Plan	15,198,040	184,033	76

Other directors of the Company whose term of office as a director continued after the Annual Meeting of Shareholders were: George A. Kellner, James J. Morgan, William D. Davis, Jason K. Feld and Paula L. Gavin.

ITEM 5 is not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Childtime Learning Centers, Inc. 2001 Equity Compensation Plan, filed as Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (Registration No. 333-107483), is incorporated herein by reference.
31.1	Rule 13a-14(a) Certification by William D. Davis, President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification by Frank M. Jerneycic, Treasurer and Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

1)	The Company filed a Current Report on Form 8-K on April 15, 2003, disclosing the issuance of a press release announcing the commencement of its rights offering.

2)	The Company filed a Current Report on Form 8-K on May 13, 2003, disclosing the issuance of a press release announcing the notification from Nasdaq of its failure to meet listing requirements and timeframe to regain compliance.

3)	The Company filed a Current Report on Form 8-K on May 19, 2003, disclosing that the Company entered into the Indenture and the First Supplemental Indenture with U.S. Bank National Association on May 16, 2003, relating to its rights offering, and the issuance of a press release announcing the completion of its rights offering effective on May 16, 2003.

4)	The Company filed a Current Report on Form 8-K on June 27, 2003, disclosing the issuance of a press release announcing its operating results for fiscal year ended March 28, 2003 and its fourth quarter operating profit, as well as receipt of notification that it had regained compliance with Nasdaq listing requirements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHILDTIME LEARNING CENTERS, INC. (REGISTRANT)

Date: August 29, 2003	By:	/s/ Frank M. Jerneycic Frank M. Jerneycic Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Childtime Learning Centers, Inc. 2001 Equity Compensation Plan, filed as Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (Registration No. 333-107483), is incorporated herein by reference.
31.1	Rule 13a-14(a) Certification by William D. Davis, President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification by Frank M. Jerneycic, Treasurer and Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002