Form 10-Q
period 2003-10-10
CHILDTIME LEARNING CENTERS INC
filed 2003-11-21
CIK 1003648

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 10, 2003

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

The number of shares of Registrant’s Common Stock, no par value per share, outstanding at November 3, 2003, was 19,769,010.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarterly Period Ended October 10, 2003

Page
Number

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
A. Condensed Consolidated Balance Sheets October 10, 2003 and March 28, 2003	3
B. Condensed Consolidated Statements of Operations 12 & 28 weeks ended October 10, 2003 and October 11, 2002	4
C. Condensed Consolidated Statements of Cash Flows 28 weeks ended October 10, 2003 and October 11, 2002	5
D. Notes to Condensed Consolidated Financial Statements	6-14
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-20
ITEM 3. Quantitative and Qualitative Disclosures about Market Risks	20
ITEM 4. Controls and Procedures	20-21
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	21
ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 6. Exhibits, Reports on Form 8-K	21
SIGNATURES	22
EXHIBIT INDEX	23

PART I: FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 10,	March 28,
	2003	2003

	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,875	$2,499
Accounts receivable, net	10,198	8,112
Prepaid expenses and other current assets	4,925	1,771
Income tax receivable	258	1,965

Total current assets	17,256	14,347

LAND, BUILDINGS AND EQUIPMENT:
Land	9,051	9,362
Buildings	19,510	19,924
Leasehold improvements	11,964	10,304
Vehicles, furniture and equipment	12,846	13,202

	53,371	52,792
Less: accumulated depreciation and amortization	(17,763)	(16,663)

	35,608	36,129

OTHER NONCURRENT ASSETS:
Intangible assets, net	30,411	30,812
Refundable deposits and other	2,698	2,657

	33,109	33,469

TOTAL ASSETS	$85,973	$83,945

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts and drafts payable	$9,161	$5,929
Accrued wages and benefits	6,289	6,491
Current portion of long-term debt	17,237	1,280
Exit and closure expense accrual	609	1,270
Other current liabilities	11,528	12,110

Total current liabilities	44,824	27,080
LONG-TERM DEBT, NET OF CURRENT PORTION	3,721	29,631
DEFERRED RENT LIABILITY	1,359	1,421

Total Liabilities	49,904	58,132

SHAREHOLDERS’ EQUITY
Common Stock, 40,000,000 shares authorized, no par value; 19,769,010 and 5,416,210 issued and outstanding at October 10, 2003 and March 28, 2003, respectively	43,744	31,665
Preferred Stock, 100,000 shares authorized, no par value; no shares issued or outstanding	—	—
Retained earnings (accumulated deficit)	(7,675)	(5,852)

Total shareholders’ equity	36,069	25,813

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$85,973	$83,945

The accompanying footnotes are an integral part of the condensed consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	12 Weeks Ended		28 Weeks Ended

	October 10,	October 11,	October 10,	October 11,
	2003	2002	2003	2002

	(In thousands, except per share data)
Revenue from Learning Center Operations	$43,693	$42,388	$104,593	$86,686
Revenue from Franchise Operations	1,376	1,142	3,236	1,142

Revenue, net	45,069	43,530	107,829	87,828
Operating expenses of Learning Centers	40,937	40,836	95,692	80,619

Gross profit	4,132	2,694	12,137	7,209
General and administrative expenses	4,094	4,277	9,938	7,805
Depreciation and amortization expenses	861	982	2,101	1,744
Provision for doubtful accounts	246	287	583	463
Intangible asset impairment charges	—	4,181	—	4,181
Long lived fixed asset impairment charges	—	3,401	—	3,401
Exit and closure expenses	—	36	—	348

OPERATING LOSS	(1,069)	(10,470)	(485)	(10,733)
Interest expense, net	374	643	1,087	749

(LOSS) BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,443)	(11,113)	(1,572)	(11,482)
Income tax provision (benefit)	—	—	—	(227)

(LOSS) BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,443)	(11,113)	(1,572)	(11,255)
Discontinued operations, net of taxes	(110)	(275)	(251)	(542)

(LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,553)	(11,388)	(1,823)	(11,797)
Cumulative effect of change in accounting principle	—	—		(4,967)

NET (LOSS)	$(1,553)	$(11,388)	$(1,823)	$(16,764)

EARNINGS (LOSS) PER SHARE:
Basic and diluted (loss) before discontinued operations and cumulative effect of change in accounting principle	$(0.07)	$(2.05)	$(0.10)	$(2.11)
Discontinued operations, net of taxes	(0.01)	(0.05)	(0.01)	(0.10)

Basic and diluted (loss) before cumulative effect of change in accounting principle	(0.08)	(2.10)	(0.11)	(2.21)
Cumulative effect of change in accounting principle	—	—	—	(0.94)

Net (loss)	$(0.08)	$(2.10)	$(0.11)	$(3.15)

Weighted average shares outstanding	19,708	5,416	16,074	5,329

The accompanying footnotes are an integral part of the condensed consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	28 Weeks Ended

	October 10, 2003	October 11, 2002

	(In thousands)
OPERATING ACTIVITIES:
Net (loss)	$(1,823)	$(16,764)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation and amortization	2,136	1,889
Intangible and long lived fixed asset impairment charges	—	13,532
Provision for doubtful accounts	583	482
Deferred rent liability	138	8
Gains (loss) on sale of assets	58	(131)
Changes in operating assets and liabilities:
Accounts receivable	(2,670)	(777)
Prepaid expenses and other current assets	(1,445)	(1,248)
Accounts payable, accruals and other current liabilities	1,595	(5)
Exit and closure expense accrual	(662)	242

Net cash used by operating activities	(2,090)	(2,772)

INVESTING ACTIVITIES:
Acquisition of Tutor Time - (net of cash of $682)	—	(21,621)
Capital spending	(2,327)	(2,111)
Proceeds from sale of assets	1,054	555
Payments for refundable deposits and other assets	(43)	11

Net cash used in investing activities	(1,316)	(23,166)

FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	1,614	11,400
Repayments under long-term debt	(15,067)	(117)
Issuance of long-term debt	3,500	14,000
Changes in drafts payable	641	(2,135)
Issuance of common shares (net of issuance costs)	12,094	—

Net cash provided by financing activities	2,782	23,148

Net decrease in cash and cash equivalents	(624)	(2,790)
Cash and cash equivalents, beginning of year	2,499	4,891

Cash and cash equivalents, end of period	$1,875	$2,101

The accompanying footnotes are an integral part of the condensed consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — DESCRIPTION OF BUSINESS

Childtime Learning Centers, Inc. conducts business through its wholly-owned subsidiary Childtime Childcare, Inc. and its other wholly-owned subsidiaries (collectively, the “Company”). The Company and its predecessors began operations in 1967. The Company operates in three business segments: Childtime Learning Centers, Tutor Time Learning Centers and Franchise Operations. The Company provides center-based educational services and child care to children between the ages of six weeks and 12 years under two distinct brand identities: Childtime Learning Centers (“Childtime”) and Tutor Time Childcare Learning Centers (“Tutor Time”). As of October 10, 2003, the Company operated or franchised a total of 472 centers system-wide under three major lines of business and had system-wide licensed capacity capable of serving over 50,000 children. The Company’s three lines of business are:

•	Childtime Learning Centers: 272 centers operated by the Company, consisting of:

— 261 Childtime centers and

— 11 Childtime-branded centers operated for third parties;

•	Tutor Time Learning Centers: 63 Tutor Time centers operated by the Company; and

•	Tutor Time Franchise: royalties and other fees received from 137 franchised Tutor Time centers.

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

Tutor Time franchise centers are also predominantly located in the U.S., with 125 centers operating in 17 states. An additional 12 centers are operated in Canada, Hong Kong, Indonesia, and the Philippines, for the most part under master franchise agreements. The Company currently guarantees leases or provides sub-leases for 60 of its franchise centers, including sites under development.

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

Pro forma information for the Company and Tutor Time follows (in thousands, except per share data):

28 Weeks Ended
October 11, 2002

Revenue, net	$104,376
Operating loss	$(10,760)
Loss before income taxes, discontinued operations and cumulative effect of change in accounting principle	$(11,482)
Loss before cumulative effect of change in accounting principle	$(11,797)
Net loss	$(16,714)
Earnings (loss) per share	$(3.15)

In connection with the Tutor Time bankruptcy proceedings, Tutor Time, at the request of the Company, was able to reject numerous leases and franchise agreements. The accompanying pro forma information includes only the revenues and costs from those Tutor Time centers and franchises that were not rejected as part of the bankruptcy proceedings. No pro forma adjustments were made to the historical Tutor Time corporate overhead expenses ($2.0 million for the 28 weeks ended October 11, 2002). Additional interest expense was included in the pro forma results based upon the additional debt incurred to finance the Tutor Time acquisition.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Childtime Learning Centers, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared by the Company in accordance with the accounting policies described in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 28, 2003, and should be read in conjunction with the notes thereto.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of October 10, 2003, and the results of its operations and cash flows for the periods ended October 10, 2003 and October 11, 2002, respectively, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with generally accepted accounting principles requires management to render estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Friday closest to March 31. For fiscal year 2004, the second quarter contained 12 weeks, and the fiscal year contains 53 weeks. For fiscal year 2003, the second quarter contained 12 weeks, and the fiscal year contained 52 weeks.

Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and continues to measure compensation cost using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Had stock option compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology of SFAS No. 123, the Company’s net loss per share would have increased to the pro forma amounts indicated below (in thousands):

	12 Weeks Ended		28 Weeks Ended

	October 10,	October 11,	October 10,	October 11,
	2003	2002	2003	2002

Net loss as reported	$(1,553)	$(11,388)	$(1,823)	$(16,764)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	738	269	896	275

Pro forma net loss	$(2,291)	$(11,657)	$(2,719)	$(17,039)

Basic and diluted net loss per share:
As reported	$(0.08)	$(2.10)	$(0.11)	$(3.15)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.04	0.05	0.06	0.05

Pro forma	$(0.12)	$(2.15)	$(0.17)	$(3.20)

Weighted average fair value of options granted during the period	$1.09	$0.92	$0.89	$0.92

The fair value of the options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the “Black-Scholes” option-pricing model with the following weighted average assumptions for the 12 and 28 weeks ended October 10, 2003 and October 11, 2002: no dividend yield; expected volatility of 56.4 and 37.3 percent; risk free interest rate of 2.0 and 3.2 percent and expected holding periods of 5.0 and 5.0 years, respectively.

NOTE 4 — ACCOUNTS RECEIVABLE

Accounts receivable is presented net of an allowance for doubtful accounts. At October 10, 2003 and March 28, 2003, the allowance for doubtful accounts was $2.5 million and $2.7 million, respectively.

NOTE 5 — DRAFTS PAYABLE

Drafts payable represent unfunded checks drawn on zero balance accounts that have not been presented for funding to the Company’s banks. The drafts are funded, without finance charges, as soon as they are presented. At October 10, 2003 and March 28, 2003, the aggregate drafts payable were $3.8 million and $3.2 million, respectively.

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

NOTE 7 — CONTINGENCIES

The Company is primarily liable on approximately $1.0 million for lease assignments already negotiated in connection with certain lease terminations resulting from the fiscal 2001 restructuring program (see Note 11). The Company has recorded a liability for estimates of future liabilities under these leases. A subsidiary of the Company is primarily or contingently liable for many of the leases of Tutor Time’s franchisees. In an effort to build its franchisee network, Tutor Time either leased the prospective site for a franchisee, with a subsequent sublease of the site to the franchisee, or provided a lease guarantee to the landlord for the benefit of the franchisee in exchange for a monthly lease guarantee fee payable by the franchisee that is based upon the monthly rent expense of the guaranteed lease. The aggregate liability is approximately $91.3 million related to leases and $21.7 million related to guarantees. The leases have durations from 1-20 years. The Company would be required to pay the related lease obligations in the case of default by the franchisee. Should the Company be required to make payments under these leases, it may assume obligations for operating the center. Should the center not be economically viable, the Company will make provision for the lease termination at that time. The Company has taken over operations for a center previously operated by a franchisee as a result of a default under the franchisee’s lease and intends to continue to operate this center. Other than with respect to the foregoing center, the Company has not been notified that it will be required to make payments under any of these leases or guarantees, does not believe that any payments are likely and has not recorded any related liability.

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

NOTE 8 — OPTION GRANTS AND PAYMENTS FOR CONSULTING SERVICES

In July 2000, the Company retained Jacobson Partners, of which Benjamin R. Jacobson, the Company’s Chairman of the Board, is the managing general partner, to provide management and financial consulting services. As part of the consideration paid with respect to, and to add further incentive for such services, Jacobson Partners was granted stock options to purchase 557,275 shares. Jacobson Partners has exercised options totaling 294,117 shares at a cost of $2,500,000. The remaining 263,158 shares expired in July 2002. Additionally, Jacobson Partners receives an annual consulting fee in the amount of $250,000, plus reimbursement of reasonable out-of-pocket expenses. In connection with the Tutor Time acquisition, Jacobson Partners was paid an advisory fee consisting of $333,336 and the issuance of 175,438 shares, and options were granted to certain related parties to acquire up to 400,000 shares of the Company’s common stock (see Note 2). Total expenses incurred for Jacobson Partners (exclusive of the Tutor Time fee) were $135,000 and $135,000 for the 28 weeks ended October 10, 2003 and October 11, 2002, respectively, and are included in General and administrative expenses in the accompanying condensed consolidated statement of operations.

NOTE 9 — INCOME TAXES

The Company provides for income taxes in accordance SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Deferred tax assets	$4,492
Valuation allowance	(4,234)

Net deferred taxes	$258

NOTE 10 — LOSS PER SHARE

For the 12 and 28 weeks ended October 10, 2003 and October 11, 2002, basic loss per share has been calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. The calculation of basic and diluted shares is as follows (in thousands):

	Calculation of Incremental Shares

	12 Weeks Ended		28 Weeks Ended

	October 10,	October 11,	October 10,	October 11,
	2003	2002	2003	2002

Basic shares (based on weighted average)	19,708	5,416	16,074	5,329
Stock options (1)	—	—	—	—

Diluted shares	19,708	5,416	16,074	5,329

(1)  For the 12 and 28 weeks ended October 10, 2003, respectively, the above calculation does not include 218,675 and 165,250 shares issuable from employee stock options that have the potential to dilute earnings per share in the future. These shares were not included in the above calculation of diluted shares because to do so would have been antidilutive.

NOTE 11 — EXIT AND CLOSURE EXPENSES AND DISCONTINUED OPERATIONS

The Company instituted a restructuring program in fiscal 2001 and incurred a charge of $4.0 million for fiscal year ended March 30, 2001 to close various under-performing centers. During the 12 and 28 weeks ended October 10, 2003, the Company incurred charges of $0.2 million and $0.7 million, respectively, to increase the reserves and to provide reserves for other closed centers. During second quarter 2004 and year to date 2004, no additional charges were made. During the 28 weeks ended October 10, 2003, the Company made payments related to its restructuring reserve of $0.8 million. A summary of the accrual is as follows (in thousands):

	Exit and Closure Expenses and Discontinued Operations Accrual Analysis

	Beginning			Ending
	Accrual		Cash	Accrual
	March 28, 2003	Expenses	Payments	October 10, 2003

Continuing operations lease costs	$951	$—	$565	$386
Discontinued operations - lease costs	319	118	214	223

Total	$1,270	$118	$779	$609

The lease liability for the centers closed during the 28 weeks ended October 10, 2003 has been recorded at management’s estimate of cost.

A summary of discontinued operations is as follows (in thousands):

	12 Weeks Ended		28 Weeks Ended

	October 10, 2003	October 11, 2002	October 10, 2003	October 11, 2002

Revenues, net	$38	$425	$328	$1,010
Operating expenses of Learning Centers	116	466	453	1,106

Gross profit	(78)	(41)	(125)	(96)
Provision for doubtful accounts	2	1	2	19
Depreciation and amortization expenses	3	6	6	12
Intangible asset impairment charges	—	10	—	10
Long lived fixed asset impairment charges	—	63	—	63
Exit and closure expenses	27	154	118	354

Discontinued operations before income tax	(110)	(275)	(251)	(554)
Income tax provision (benefit)	—	—	—	(12)

Discontinued operations, net of tax	$(110)	$(275)	$(251)	$(542)

NOTE 12 — INTANGIBLE ASSETS AND GOODWILL

The changes in the carrying amounts of goodwill and other intangible assets for the 28 weeks ended October 10, 2003 were as follows (in thousands):

	Balance		Balance
	3/28/03	Amortization	10/10/03	Useful life

Goodwill	$17,866	$—	$17,866	Indefinite
Franchise Agreements	8,775	244	8,531	20
Trade Name and trademarks	3,770	104	3,666	20
Curriculum	396	48	348	5
Covenants	5	5	—	5

Estimated amortization of intangible assets is expected to be $0.7 million for fiscal 2004 and approximately $0.7 million annually for the next four years.

NOTE 13 — SEGMENT INFORMATION

The Company has three reportable segments: Childtime Learning Centers, Tutor Time Learning Centers and Tutor Time Franchise. Childtime operates childcare centers primarily under the Childtime Learning Centers brand name, Tutor Time operates childcare centers under the Tutor Time brand name and Franchise licenses and provides developmental and administrative support to franchisees operating under the Tutor Time brand name. Corporate and other represents all general and administrative costs associated with supporting the Company’s segments. For the Tutor Time Franchise segment, revenues and operating income represent royalties and other fees payable by franchisees and support costs are included in general and administrative expenses. The accounting polices of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are reported separately because the Company’s chief operating decision maker uses the segment information in determining the allocation of resources among segments and assessing the performance of the segments.

Information about the Company’s operating segments are presented below (in thousands):

	12 Weeks Ended		28 Weeks Ended

	October 10,	October 11,	October 10,	October 11,
	2003	2002	2003	2002

Revenues:
Childtime	$31,789	$31,901	$76,202	$76,199
Tutor Time	11,904	10,487	28,391	10,487
Franchise	1,376	1,142	3,236	1,142

Total	$45,069	$43,530	$107,829	$87,828

Operating income (loss):
Childtime	$2,193	$2,109	$7,498	$6,450
Tutor Time	317	(846)	820	(846)
Franchise	1,376	1,142	3,236	1,142
Depreciation and amortization	(861)	(982)	(2,101)	(1,744)
Corporate and other	(4,094)	(11,893)	(9,938)	(15,735)

Total	$(1,069)	$(10,470)	$(485)	$(10,733)

Goodwill:
Childtime	$7,215	$7,205	$7,215	$7,205
Tutor Time (1)	5,578	6,839	5,578	6,839
Franchise (1)	5,073	745	5,073	745

Total	$17,866	$14,789	$17,866	$14,789

All other assets:
Childtime	$46,513	$47,927	$46,513	$47,927
Tutor Time	10,643	10,418	10,643	10,418
Franchise	10,951	11,700	10,951	11,700

Total	$68,107	$70,045	$68,107	$70,045

(1)  For the 12 and 28 weeks ended October 11, 2002, Tutor Time and Franchise Operations goodwill includes estimated amounts associated with the previously unallocated purchase price. The purchase price allocations were adjusted as of March 28, 2003, and these adjustments are reflected in the condensed consolidated balance sheet as of that date.

NOTE 14 — FINANCIAL INSTRUMENT

The Company has exposure to market risk for changes in interest rates related to its debt obligations. The Company did not have cash flow exposure due to rate changes on its 15% New Subordinated Notes in the amount of $3.5 million at October 10, 2003. As of October 10, 2003, the Company had cash flow exposure on the revolving line of credit, with an outstanding balance of $15.0 million, and its notes payable, with an outstanding balance of $3.1 million, which has been partially offset by the Company entering into $5.0 million notional amount of interest rate swap contracts. These contracts, which have maturity dates of November 2005 and January 2006, provide for the Company to pay interest at an average fixed rate of 2.98% in return for receiving interest at a floating rate of three month LIBOR, which is reset in three month intervals. The fair value of interest rate swap agreements is subject to changes in value due to changes in interest rates, and the fair value of less than $0.1 million is included in other current liabilities on the condensed consolidated balance sheet as of October 10, 2003.

NOTE 15 — NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively. The Company has adopted the provisions of SFAS No. 149 which has not had, nor does the Company expect the provisions to have, a material impact on its financial condition or results of operations.

During May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted the provisions of SFAS 150 which has not had, nor does the Company expect the provisions to have, a significant impact on its operating results or financial position.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) 51. FIN 46 addresses the consolidation of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIE”) by clarifying the application of ARB No. 51, Consolidated Financial Statements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 provides guidance on how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.

The disclosure provisions of FIN 46 are effective in all financial statements initially issued after January 31, 2003. FIN 46 is required to be immediately applied by all entities with a variable interest in a VIE created after January 31, 2003. A public entity with a variable interest in a VIE created before February 1, 2003 is required to apply FIN 46 to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. It is the opinion of management that there is no impact from FIN 46 for the second quarter 2004, since there have been no new business relationships formed by the Company after January 31, 2003. Management is still researching the impact of FIN 46 on future quarters based on the anticipated future clarification of the interpretation.

ITEM 2. Management’s Discussion and Analysis

GENERAL

The information presented herein refers to the 12 weeks (second quarter 2004) and the 28 weeks (year to date 2004) ended October 10, 2003, compared to the 12 weeks (second quarter 2003) and the 28 weeks (year to date 2003) ended October 11, 2002.

The results of Learning Centers opened, acquired or disposed of are included in the Company’s condensed consolidated financial statements from the date of opening or acquisition and through the date of disposition, except for those centers treated as discontinued operations in accordance with SFAS 144. The timing of such new openings, acquisitions or dispositions could influence comparisons of year over year results. These comparisons were particularly influenced by the Company’s acquisition of substantially all of the assets of Tutor Time Learning Systems, Inc., a Florida Corporation, on July 19, 2002.

During the second quarter 2004, the Company closed one Learning Center and franchised one center previously operated as a corporate center. During the second quarter 2003, the Company opened two, closed five and transferred two Learning Centers to franchisees. During year to date 2004, the Company closed four Learning Centers, franchised one center previously operated as a corporate center and opened one corporate center. During year to date 2003, the Company added 60 Learning Centers, which included the 59 Tutor Time Learning Centers acquired at the end of the first quarter of 2003, closed seven and transferred two Learning Centers to franchisees. The Company also closed nine centers during year to date 2003, whose leases were rejected, as part of the Tutor Time purchase transaction.

RESULTS OF OPERATIONS

Revenue, net. Net revenue for second quarter 2004 increased $1.5 million, or 3.5%, from the same period last year to $45.1 million. Learning Center revenues increased $1.3 million, with comparable center revenues, defined as centers opened 18 months or longer, increasing $0.9 million or 2.3%, and non-comparable centers increasing $0.4 million, partially offset by closed center revenues. Franchise Operations revenues, which consisted primarily of royalties, increased $0.2 million, or 20.5%, from the same period last year to $1.4 million. Net revenues for year to date 2004 increased $20.0 million, or 22.8%, from the same period last year to $107.8 million. The increase was primarily a result of additional revenues of $17.9 million contributed by Tutor Time centers and $2.1 million contributed by Franchise Operations, both of which were acquired at the end of first quarter 2003. Revenues from closed centers relate to centers closed in fiscal 2002 or fiscal 2003 that are not considered discontinued operations under SFAS 144.

Operating expenses of Learning Centers. Operating expenses for second quarter 2004 increased $0.1 million, or 0.2%, from the same period last year to $40.9 million. The increase was primarily a result of increased center level occupancy and other expenses, which increased in proportion to the rise in revenues, partially offset by reduced personnel expenses achieved through improved labor efficiency. Operating expenses as a percentage of revenue from Learning Center Operations decreased to 93.7% for second quarter 2004 from 96.3% in the same period last year. The decrease was primarily a result of reduced personnel expenses achieved through improved labor efficiency. Operating expenses year to date 2004 increased $15.1 million, or 18.7%, from the same period last year to $95.7 million. The increase was attributable to the acquisition of the Tutor Time centers, which were acquired at the end of first quarter 2003, partially offset by an improvement in personnel costs over the same period last year. Operating expenses as a percentage of revenue from Learning Center Operations decreased to 91.5% for year to date 2004 from 93.0% in the same period last year. The decrease was primarily a result of reduced personnel expenses achieved through improved labor efficiency.

Gross profit. Gross profit for second quarter 2004 increased $1.4 million, or 53.4%, from the same period last year to $4.1 million. This increase was primarily a result of reduced personnel expenses achieved through improved labor efficiency. Gross profit for year to date 2004 increased $4.9 million, or 68.4%, from the same period last year to $12.1 million. This increase was a result of a $2.1 million increase in Franchise Operations, increased revenues from Tutor Time centers and increased Learning Center gross profit as a result of reduced personnel expenses achieved through improved labor efficiency. Gross profit percentages for second quarter 2004 by segment were 7.5% for Childtime centers (as compared to 7.3% for 2003), 3.3% for Tutor Time centers (as compared to -7.4% for 2003) and 100% for Franchise Operations. Gross profit percentages for year to date 2004 by segment were 10.4% for Childtime centers (as compared to 9.0% for 2003), 3.3% for Tutor Time centers (as compared to -7.4% for 2003) and 100% for Franchise Operations. The increase in centers gross profit is primarily a result of reduced personnel expenses achieved through improved labor efficiency, as well as, in the case of Tutor Time centers, increased revenues.

General and administrative expenses. General and administrative expenses for second quarter 2004 decreased $0.2 million, or 4.3%, from the same period last year to $4.1 million. The decrease was a result of the reduction in additional professional fees incurred in connection with the 2002 acquisition of Tutor Time. Year to date 2004 expenses increased $2.1 million, or 27.3%, from the same period last year to $9.9 million. The increase was a result of costs associated with supporting the Tutor Time centers and Franchise Operations, and costs associated with staffing leadership and support positions that were unfilled in the same period last year.

Depreciation and amortization expense. Depreciation and amortization expense for second quarter 2004 decreased $0.1 million, or 12.3%, from the same period last year to $0.9 million. This decrease was primarily a result of fixed asset impairment charges in second quarter 2003, which reduces future depreciation. Year to date 2004 expense increased $0.4 million from the same period last year to $2.1 million. The increase was primarily a result of depreciation and amortization expense attributable to the Tutor Time acquisition, partially offset by a decrease resulting from fixed asset impairment charges.

Provision for doubtful accounts. Provision for doubtful accounts decreased to $0.2 million for second quarter 2004 from $0.3 million for the same period last year, and increased to $0.6 for year to date 2004 from $0.5 for the same period last year. The expense is comparable as a percentage of revenue for all periods.

Intangible asset impairment charges. In the second quarter and year to date 2003, the Company incurred an expense of $4.2 million as a result of an evaluation done under SFAS 142 Goodwill and Other Intangible Assets. There were no charges for this item in second quarter and year to date 2004.

Long lived fixed asset impairment charges. In the second quarter and year to date 2003, the Company incurred an expense of $3.5 million as a result of an evaluation done under SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets. There were no charges for this item in second quarter and year to date 2004.

Exit and closure expenses. The Company instituted a restructuring program in fiscal 2001 and incurred a charge of $4.0 million for fiscal year ended March 30, 2001 to close various under-performing centers. During second quarter 2003 and year to date 2003, the Company incurred charges of $0.2 million and $0.7 million respectively to increase the reserves. During second quarter 2004 and year to date 2004, no additional charges were made. The Company made payments related to this restructuring program of $0.4 and $0.8 for second quarter and year to date 2004, respectively, and payments of $0.3 and $0.5 for second quarter and year to date 2003, respectively.

Interest expense. Interest expense for second quarter 2004 was $0.4 million, compared to $0.6 million for the same period last year. This decrease was a result of a reduction of indebtedness that occurred with the completion of the Rights Offering (see Note 6 of the Company’s Notes to Condensed Consolidated Financial Statement’s (unaudited)) during first quarter 2004. Interest expense for year to date 2004 increased to $1.1 from $0.7 in the same period last year. This increase was a result of indebtedness incurred in connection with the acquisition of Tutor Time, partially offset by the reduction of interest rates on variable rate indebtedness and a later reduction of indebtedness that occurred with the completion of the Rights Offering.

Income tax benefit. Income tax benefit and the effective tax rate for both second quarter 2004 and the same period last year were $0.0 and 0.0%, respectively, as the tax benefit for both periods was reduced by a valuation reserve. Income tax benefit for year to date 2004 was $0.0 compared to $0.2 million for the same period last year. The effective tax rate was 0.0% for year to date 2004 compared to 2.0% for the same period last year as the tax benefit for both periods was reduced by a valuation reserve.

Discontinued operations, net of taxes. Discontinued operations, net of taxes, for second quarter 2004 was a loss of ($0.1 million), compared to a loss of ($0.3 million) for the same period last year. Discontinued operations, net of taxes, for year to date 2004 was a loss of ($0.3 million), compared to a loss of ($0.5 million) for the same period last year. These losses include operating and lease termination costs associated with closed centers.

Cumulative effect of change in accounting principle. Year to date 2003 included an adjustment of $5.0 million as the cumulative effect of goodwill impairment under SFAS 142, Goodwill and Other Intangibles. This amount was reduced by a tax benefit of $0.9 million, which had been reduced by a valuation reserve. There were no charges for this item in second quarter and year to date 2004.

Net loss. As a result of the foregoing changes, net loss decreased to ($1.5 million) for second quarter 2004, compared to a net loss of ($11.4 million) for the same period last year. Year to date 2004 net loss decreased to ($1.8 million), compared to a net loss of ($16.8 million) for the same period last year.

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

On June 25, 2003, the Company amended its $17.5 million Amended and Restated Credit Agreement with its existing lender. This revolving line of credit will mature on June 30, 2004, and is secured by the Company’s receivables, equipment and real estate, with interest payable at a variable rate, at the Company’s option, based on either the prime rate or the Eurodollar rate. There were outstanding borrowings of $15.0 million at October 10, 2003, and $13.0 million at March 28, 2003. Outstanding letters of credit reduced the availability under the line of credit in the amount of $2.5 million at both October 10, 2003 and March 28, 2003. It is the Company’s intention to extend this agreement prior to maturity, but no assurance can be given that the Company will be able to obtain an extension. Under this agreement, the Company is required to maintain certain financial ratios and other financial conditions. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets and transactions with affiliates. During each of the first three fiscal quarters of the year ended March 28, 2003, the Company had not maintained minimum consolidated EBITDA levels and had not provided timely reporting as required by the Amended and Restated Credit Agreement. During the quarter ended October 10, 2003, the Company had not maintained the minimum consolidated EBITDA and fixed charge coverage ratio as required under the agreement. On November 19, 2003, the Company further amended the Amended and Restated Credit Agreement, whereby the lender waived these defaults and provided for amended covenants for the remainder of the year. No assurance can be given that the Company will be in covenant compliance during the remainder of this agreement or that waivers can be obtained if a default occurs.

Net cash provided (used) by operating activities was ($2.1 million) for year to date 2004, compared to ($2.8 million) for the same period last year. Year to date 2004 cash provided (used) by operating activities was negatively impacted by an increase in the accounts receivable balance, an increase in prepaid assets and a decrease in current liabilities and other accruals. Year to date 2003 cash provided (used) by operating activities was negatively impacted by an increase in net loss and deferred income taxes, partially offset by the non cash expense related to intangible and long lived fixed asset impairment charges.

During year to date 2004, the Company completed a Rights Offering under which it issued 100,000 units at $158.52 per unit. Total proceeds from the offering were $15.9 million, of which $12.4 million was for the issuance of 14.1 million shares of common stock and $3.5 million was new subordinated notes (“New Subordinated Notes”). The proceeds of the offering were used to pay off the balance, which included accrued interest, on the Subordinated Notes (see Note 2 of the Company’s Notes to Condensed Consolidated Financial Statements (unaudited)). The New Subordinated Notes bear interest at 15%, payable quarterly, and are due May 15, 2008. Subject to the applicable subordination provisions, these New Subordinated Notes may be redeemed, at the option of the Company, at any time and must be redeemed following the occurrence of a “change of control”. In either case, the redemption price is 100% of the principal balance of the Notes, plus accrued and unpaid interest on such principal balance to the date of redemption.

Primarily as a result of the Rights Offering, the Company recorded in year to date 2004 the issuance of long-term debt of $3.5 million, the repayment of long-term debt of $15.1 million and the issuance of common shares in the amount of $12.1 million. Additionally, the Company increased its borrowings on the line of credit by $1.6 million. This compared to financing activities of $23.2 million for the same period last year, consisting primarily of net borrowings on the revolving line of credit of $11.4 million and the issuance of long-term debt of $14.0 million offset by changes in drafts payable of $2.1 million. Year to date 2003 financing activities primarily related to the acquisition of substantially all of the assets of Tutor Time Learning Systems, Inc., as discussed below.

Investing activities were $1.3 million for year to date 2004, of which $2.3 million was used for capital spending partially offset by $1.1 million of proceeds from asset sales. Investing activities were $23.2 million for the same period last year, and consisted primarily of the acquisition of substantially all of the assets of Tutor Time Learning Systems, Inc., as discussed below.

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

During fiscal 2003, the Company entered into interest rate swap contracts to manage its exposure to fluctuations in interest rates relating to the revolving line of credit. Swap contracts fix the interest payments of floating rate debt instruments. As of October 10, 2003, contracts representing $5.0 million of notional amount were outstanding with maturity dates of November 2005 and January 2006. These contracts provide for the Company to pay interest at an average fixed rate of 2.98% in return for receiving interest at a floating rate of three month LIBOR, which is reset in three month intervals. The fair value of interest rate swap agreements is subject to changes in value due to changes in interest rates. During year to date 2004, the market value of the outstanding interest rate contracts was substantially unchanged.

Contractual Obligations and Commitments

A subsidiary of the Company is primarily or contingently liable for many of the leases of Tutor Time’s franchisees. In an effort to build its franchisee network, Tutor Time either leased the prospective site for a franchisee, with a subsequent sublease of the site to the franchisee, or provided a lease guarantee to the landlord for the benefit of the franchisee in exchange for a monthly lease guarantee fee payable by the franchisee that is based upon the monthly rent expense of the guaranteed lease. The payments the Company could be required to pay related to leases and guarantees aggregates $91.3 million and $21.7 million, respectively, in case of default by the franchisee. Should the Company be required to make payments under these leases, it may assume obligations for operating the center. Should the center not be economically viable, the Company will make provisions for the lease termination at that time. The Company has taken over operations for a center previously operated by a franchisee as a result of a default under the franchisee’s lease and intends to continue to operate this center. Other than with respect to the foregoing center, the Company has not been notified that it will be required to make payments under any of these leases or guarantees, does not believe that any payments are likely and has not recorded any related liability. At October 10, 2003, aggregate potential payments on leases and guarantees over the next five fiscal years and thereafter are as follows:

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

	(In thousands)
Franchise Lease Guarantees	$21,734	$2,354	$4,752	$2,736	$11,892
Franchise Lease Commitments	91,331	7,221	21,903	13,484	48,723

Total	$113,065	$9,575	$26,655	$16,220	$60,615

Related Party Transactions

In addition to the related party transactions described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003 (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions”), involving Jacobson Partners, see Note 2, “Acquisition and Pro Forma Information”, of the Company’s Notes to Condensed Consolidated Financial Statements (unaudited), included in this Report under Item 1, for additional transactions entered into with Jacobson Partners in connection with the Company’s proposed Rights Offering. Jacobson Partners is a private equity firm whose managing partner is Benjamin R. Jacobson, the Company’s Chairman of the Board. James J. Morgan, a director of the Company and former interim Chairman of the Board and interim Chief Executive Officer, is also a partner of Jacobson Partners, and George A. Kellner, the Company’s Vice Chairman of the Board, serves as a special advisor to Jacobson Partners.

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

For a description of the Company’s significant accounting policies, see Note 3, “Summary of Significant Accounting Policies”, to the Condensed Consolidated Financial Statements (unaudited) included in this Report under Item 1. For a more complete description, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003.

New Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively. The Company has adopted the provisions of SFAS No. 149 which has not had, nor does the Company expect the provisions to have, a material impact on its financial condition or results of operations.

During May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted the provisions of SFAS 150 which has not had, nor does the Company expect the provisions to have, a significant impact on its operating results or financial position.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) 51. FIN 46 addresses the consolidation of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIE”) by clarifying the application of ARB No. 51, Consolidated Financial Statements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 provides guidance on how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.

The disclosure provisions of FIN 46 are effective in all financial statements initially issued after January 31, 2003. FIN 46 is required to be immediately applied by all entities with a variable interest in a VIE created after January 31, 2003. A public entity with a variable interest in a VIE created before February 1, 2003 is required to apply FIN 46 to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. It is the opinion of management that there is no impact from

FIN 46 for the second quarter 2004, since there have been no new business relationships formed by the Company after January 31, 2003. Management is still researching the impact of FIN 46 on future quarters based on the anticipated future clarification of the interpretation.

Wage Increases

Expenses for center-level salaries, wages and benefits represented approximately 52.2% of net revenues for the second quarter 2004. Management believes that, through increases in tuition rates, the Company can offset any future center-level wage increases caused by adjustments to the federal, state or county minimum wage rates or other market adjustments. However, no assurance can be given that rates can be increased sufficiently to cover such increased costs. The Company continually evaluates its wage structure and may implement changes at targeted local levels.

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

Financial Instrument

The Company has exposure to market risk for changes in interest rates related to its debt obligations. The Company did not have cash flow exposure due to rate changes on its 15% New Subordinated Notes in the amount of $3.5 million at October 10, 2003. As of October 10, 2003, the Company had cash flow exposure on the revolving line of credit, with an outstanding balance of $15.0 million, and its notes payable, with an outstanding balance of $3.1 million, which has been partially offset by the Company entering into $5.0 million notional amount of interest rate swap contracts. Accordingly, a 2% (200 basis points) change in the LIBOR rate or the prime rate would have resulted in interest expense changing by approximately $0.1 million in the year to date 2004.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting during the fiscal quarter ended October 10, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

Information regarding this Item is set forth in Note 7 to the Company’s Notes to Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Report.

ITEMS 2 and 3 are not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

The information required by this Item has been previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended July 18, 2003.

ITEM 5 is not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

4.1	Fifth Amendment to Amended and Restated Credit Agreement dated as of November 19, 2003, between Childtime Child Care, Inc. and Bank One, NA

10.1	Employment Agreement, dated September 9, 2003 between the Company and Kathryn Winkelhaus

31.1	Rule 13a-14(a) Certification by William D. Davis, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Frank M. Jerneycic, Treasurer and Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

1)	On September 2, 2003, the Company issued a press release announcing its operating results for the 16 weeks ended July 18, 2003.

2)	On October 7, 2003, the Company issued a press release, announcing that Kathryn Winkelhaus has joined the Company as its new Chief Operating Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHILDTIME LEARNING CENTERS, INC.
(REGISTRANT)

Date: November 21, 2003	By:	/s/ Frank M. Jerneycic

Frank M. Jerneycic
Chief Financial Officer and Treasurer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	Fifth Amendment to Amended and Restated Credit Agreement dated as of November 19, 2003, between Childtime Childcare, Inc. and Bank One, NA

10.1	Employment Agreement, dated September 9, 2003 between the Company and Kathryn Winkelhaus

31.1	Rule 13a-14(a) Certification by William D. Davis, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Frank M. Jerneycic, Treasurer and Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002