Form 10-Q
period 2004-01-02
CHILDTIME LEARNING CENTERS INC
filed 2004-02-17
CIK 1003648

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 2, 2004

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

The number of shares of Registrant’s Common Stock, no par value per share, outstanding at February 2, 2004, was 19,769,010.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarterly Period Ended January 2, 2004

Page
Number

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
A. Condensed Consolidated Balance Sheets January 2, 2004 and March 28, 2003	3
B. Condensed Consolidated Statements of Operations 12 & 40 weeks ended January 2, 2004 and January 3, 2003	4
C. Condensed Consolidated Statements of Cash Flows 40 weeks ended January 2, 2004 and January 3, 2003	5
D. Notes to Condensed Consolidated Financial Statements	6-15
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-21
ITEM 3. Quantitative and Qualitative Disclosures about Market Risks	21-22
ITEM 4. Controls and Procedures	22
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	22
ITEM 6. Exhibits, Reports on Form 8-K	23
SIGNATURES	24
EXHIBIT INDEX	25

PART I: FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 2,	March 28,
	2004	2003

	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,413	$2,499
Accounts receivable, net	10,887	8,112
Prepaid expenses and other current assets	4,880	1,771
Income tax receivable	204	1,965

Total current assets	17,384	14,347

LAND, BUILDINGS AND EQUIPMENT:
Land	9,051	9,362
Buildings	20,642	19,924
Leasehold improvements	12,292	10,304
Vehicles, furniture and equipment	13,328	13,202

	55,313	52,792
Less: accumulated depreciation and amortization	(18,624)	(16,663)

	36,689	36,129

OTHER NONCURRENT ASSETS:
Intangible assets, net	30,235	30,812
Refundable deposits and other	2,693	2,657

	32,928	33,469

TOTAL ASSETS	$87,001	$83,945

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts and drafts payable	$10,404	$5,929
Accrued wages and benefits	5,807	6,491
Current portion of long-term debt	17,871	1,280
Exit and closure expense accrual	517	1,270
Other current liabilities	10,450	12,110

Total current liabilities	45,049	27,080

LONG-TERM DEBT, NET OF CURRENT PORTION	3,727	29,631
DEFERRED RENT LIABILITY	1,878	1,421
CAPITAL LEASE OBLIGATIONS	835	—

Total Liabilities	51,489	58,132

SHAREHOLDERS’ EQUITY
Common Stock, 40,000,000 shares authorized, no par value; 19,769,010 and 5,416,210 issued and outstanding at January 2, 2004 and March 28, 2003, respectively	43,739	31,665
Preferred Stock, 100,000 shares authorized, no par value; no shares issued or outstanding	—	—
Retained earnings (accumulated deficit)	(8,227)	(5,852)

Total shareholders’ equity	35,512	25,813

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$87,001	$83,945

The accompanying footnotes are an integral part of the condensed consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	12 Weeks Ended		40 Weeks Ended

	January 2,	January 3,	January 2,	January 3,
	2004	2003	2004	2003

	(In thousands, except per share data)
Revenue from Learning Center Operations	$43,513	$41,718	$148,106	$128,404
Revenue from Franchise Operations	1,418	1,258	4,654	2,400

Revenue, net	44,931	42,976	152,760	130,804
Operating expenses of Learning Centers	38,778	36,821	134,471	117,439

Gross profit	6,153	6,155	18,289	13,365
General and administrative expenses	4,383	4,593	14,321	12,398
Depreciation and amortization expenses	986	1,031	3,087	2,773
Provision for doubtful accounts	564	424	1,147	890
Intangible asset impairment charges	—	—	—	4,181
Long lived fixed asset impairment charges	—	—	—	3,401
Exit and closure expenses	220	377	230	725

OPERATING INCOME (LOSS)	—	(270)	(496)	(11,003)
Interest expense, net	447	746	1,523	1,496

(LOSS) BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(447)	(1,016)	(2,019)	(12,499)
Income tax provision (benefit)	—	—	—	(227)

(LOSS) BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(447)	(1,016)	(2,019)	(12,272)
Discontinued operations, net of taxes	(105)	(50)	(356)	(592)

(LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(552)	(1,066)	(2,375)	(12,864)
Cumulative effect of change in accounting principle	—	—		(4,967)

NET (LOSS)	$(552)	$(1,066)	$(2,375)	$(17,831)

EARNINGS (LOSS) PER SHARE:
Basic and diluted (loss) before discontinued operations and cumulative effect of change in accounting principle	$(0.02)	$(0.19)	$(0.12)	$(2.30)
Discontinued operations, net of taxes	—	(0.01)	$(0.02)	(0.11)

Basic and diluted (loss) before cumulative effect of change in accounting principle	$(0.02)	$(0.20)	$(0.14)	$(2.41)
Cumulative effect of change in accounting principle	—	$—	$—	(0.93)

Net (loss)	$(0.02)	$(0.20)	$(0.14)	$(3.34)

Weighted average shares outstanding	19,769	5,416	17,182	5,346

The accompanying footnotes are an integral part of the condensed consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	40 Weeks Ended

	January 2, 2004	January 3, 2003

	(In thousands)
OPERATING ACTIVITIES:
Net (loss)	$(2,375)	$(17,831)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation and amortization	3,092	2,892
Intangible and long lived fixed asset impairment charges	—	13,532
Provision for doubtful accounts	1,147	958
Deferred rent liability	456	(19)
Deferred income taxes	1,762	(1,188)
Gains (loss) on sale of assets	6	(114)
Changes in operating assets and liabilities:
Accounts receivable	(3,922)	(2,272)
Prepaid expenses and other current assets	(3,113)	1,973
Accounts payable, accruals and other current liabilities	2,238	(934)
Exit and closure expense accrual	(753)	377

Net cash used by operating activities	(1,462)	(2,626)

INVESTING ACTIVITIES:
Acquisition of Tutor Time - (net of cash of $682)	—	(21,621)
Capital spending	(3,299)	(3,387)
Proceeds from sale of assets	218	555
Payments for refundable deposits and other assets	(54)	(9)

Net cash used in investing activities	(3,135)	(24,462)

FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	2,307	10,133
Repayments under long-term debt	(15,121)	(389)
Issuance of long-term debt	3,500	14,000
Changes in drafts payable	(99)	1,261
Capital lease obligations	835	—
Issuance of common shares (net of issuance costs)	12,089	—

Net cash provided by financing activities	3,511	25,005

Net decrease in cash and cash equivalents	(1,086)	(2,083)
Cash and cash equivalents, beginning of year	2,499	4,891

Cash and cash equivalents, end of period	$1,413	$2,808

The accompanying footnotes are an integral part of the condensed consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — DESCRIPTION OF BUSINESS

Childtime Learning Centers, Inc. conducts business through its wholly-owned subsidiary Childtime Childcare, Inc. and its other wholly-owned subsidiaries (collectively, the “Company”). The Company and its predecessors began operations in 1967. The Company operates in three business segments: Childtime Learning Centers, Tutor Time Learning Centers and Franchise Operations. The Company provides center-based educational services and child care to children between the ages of six weeks and 12 years under two distinct brand identities: Childtime Learning Centers (“Childtime”) and Tutor Time Childcare Learning Centers (“Tutor Time”). As of January 2, 2004, the Company operated or franchised a total of 472 centers system-wide under three major lines of business and had system-wide licensed capacity capable of serving over 50,000 children. The Company’s three lines of business are:

•	Childtime Learning Centers: 272 centers operated by the Company, consisting of:

— 261 Childtime centers and

— 11 Childtime-branded centers operated for third parties;

•	Tutor Time Learning Centers: 64 Tutor Time centers operated by the Company; and

•	Tutor Time Franchise: royalties and other fees received from 136 franchised Tutor Time centers.

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

Tutor Time franchise centers are also predominantly located in the U.S., with 124 centers operating in 17 states. An additional 12 centers are operated in Canada, Hong Kong, Indonesia, and the Philippines, for the most part under master franchise agreements. The Company currently guarantees leases or provides sub-leases for 60 of its franchise centers, including sites under development.

NOTE 2 — ACQUISITION AND PRO FORMA INFORMATION

On July 19, 2002, the Company acquired substantially all of the assets of Tutor Time Learning Systems, Inc., a Florida corporation (“Tutor Time”), for an aggregate purchase price of approximately $22.8 million, including acquisition costs, plus the assumption of certain liabilities. In consideration for providing investment advisory services with respect to the acquisition, Jacobson Partners was paid an advisory fee consisting of a cash payment of $333,336 and the issuance of 175,438 shares of common stock. These costs have been capitalized as part of the acquisition costs. Jacobson Partners is the management and financial consultant to the Company of which Benjamin R. Jacobson, the Company’s Chairman of the Board is the managing general partner, James J. Morgan, the Company’s former Chairman of the Board and interim Chief Executive Officer, is a partner, and George A. Kellner, the Company’s former Vice Chairman of the Board, is a special advisor.

The Tutor Time acquisition was financed, in part, by Bank One, NA through its secured revolving line of credit with the Company. Subordinated loans (the “Subordinated Notes”) in the aggregate amount of $14 million were provided by a group of lenders organized by Jacobson Partners to fund the balance of the Tutor Time acquisition purchase price and to provide related working capital. The Subordinated Notes were subject to a Subordination Agreement in favor of Bank One, NA, mature December 31, 2004 and bear interest at 15%, of which 7% was payable in cash, and the balance was payable in kind by the issuance of Additional Subordinated Notes, with interest and principal payable on the earlier of December 31, 2004 or such date on which the Company consummated the Rights Offering (see Note 6), provided that interest on the Subordinated Notes (including the Additional Subordinated Notes and interest thereon) could be paid only to the extent the aggregate proceeds of the Rights Offering exceeded $14 million. Although Jacobson Partners received no consideration for arranging this financing, lenders included JP Acquisition Fund II, L.P. and JP Acquisition Fund III, L.P., entities controlled and managed by affiliates of Jacobson Partners (for an aggregate of $10,497,154), and three individuals who, at that time, were directors of the Company (Mr. Jacobson, Mr. Morgan and Mr. Kellner) (for an aggregate of $515,132). The Subordinated Notes were repaid upon completion of the Company’s Rights Offering (see Note 6).

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

Pro forma information for the Company and Tutor Time follows (in thousands, except per share data):

40 Weeks Ended
January 3, 2003

Revenue, net	$147,352
Operating loss	$(9,961)
Loss before income taxes, discontinued operations and cumulative effect of change in accounting principle	$(12,267)
Loss before cumulative effect of change in accounting principle	$(12,632)
Net loss	$(17,599)
Earnings (loss) per share	$(3.30)

In connection with the Tutor Time bankruptcy proceedings, Tutor Time, at the request of the Company, was able to reject numerous leases and franchise agreements. The accompanying pro forma information includes only the revenues and costs from those Tutor Time centers and franchises that were not rejected as part of the bankruptcy proceedings. No pro forma adjustments were made to the historical Tutor Time corporate overhead expenses ($2.0 million for the 40 weeks ended January 3, 2003). Additional interest expense was included in the pro forma results based upon the additional debt incurred to finance the Tutor Time acquisition.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of January 2, 2004, and the results of its operations and cash flows for the periods ended January 2, 2004 and January 3, 2003, respectively, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Friday closest to March 31. For fiscal year 2004, the third quarter contained 12 weeks, and the fiscal year contains 53 weeks. For fiscal year 2003, the third quarter contained 12 weeks, and the fiscal year contained 52 weeks.

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

	12 Weeks Ended		40 Weeks Ended

	January 2,	January 3,	January 2,	January 3,
	2004	2003	2004	2003

Net loss as reported	$(552)	$(1,066)	$(2,375)	$(17,831)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	5	896	280

Pro forma net loss	$(552)	$(1,071)	$(3,271)	$(18,111)
Basic and diluted net loss per share:
As reported	$(0.02)	$(0.20)	$(0.13)	$(3.34)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	0.05	0.05

Pro forma	$(0.02)	$(0.20)	$(0.18)	$(3.39)

Weighted average fair value of options granted during the period	$—	$0.70	$0.89	$0.92

The fair value of the options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the “Black-Scholes” option-pricing model with the following weighted average assumptions for the 12 and 40 weeks ended January 2,

2004 and the 12 and 40 weeks ended January 3, 2003: no dividend yield; expected volatility of 37.3 and 37.3 percent; risk free interest rate of 2.0 and 3.2 percent; and expected holding periods of 5.0 and 5.0 years, respectively.

Franchise Lease Liabilities

The Company is primarily or contingently liable for many of the leases of Tutor Time’s franchisees. The Company would be required to pay the related lease obligations in the case of default by the franchisee. Should the Company be required to make payments under these leases, it may assume obligations for operating the center. Should the center not be economically viable, the Company will make provision for the lease termination at that time. The Company does not record any liabilities for any known default if the value of the existing franchise operation is greater than the potential liability or if the known net worth of the franchisee (or the owner of the franchisee), who personally guarantees the related franchise liabilities, is greater than the potential liability.

NOTE 4 — ACCOUNTS RECEIVABLE

Accounts receivable is presented net of an allowance for doubtful accounts. At January 2, 2004 and March 28, 2003, the allowance for doubtful accounts was $2.8 million and $2.7 million, respectively.

NOTE 5 — DRAFTS PAYABLE

Drafts payable represent unfunded checks drawn on zero balance accounts that have not been presented for funding to the Company’s banks. The drafts are funded, without finance charges, as soon as they are presented. At January 2, 2004 and March 28, 2003, the aggregate drafts payable were $3.1 million and $3.2 million, respectively.

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

A subsidiary of the Company is primarily or contingently liable for many of the leases of Tutor Time’s franchisees. In an effort to build its franchisee network, Tutor Time either leased the prospective site for a franchisee, with a subsequent sublease of the site to the franchisee, or provided a lease guarantee to the landlord for the benefit of the franchisee in exchange for a monthly lease guarantee fee payable by the franchisee that is based upon the monthly rent expense of the guaranteed lease. The aggregate liability is approximately $89.9 million related to leases and $21.2 million related to guarantees. The leases have durations from 1-20 years. The Company would be required to pay the related lease obligations in the case of default by the franchisee. Should the Company be required to make payments under these leases, it may assume obligations for operating the center. Should the center not be economically viable, the Company will make provision for the lease termination at that time. During fiscal 2003, the Company took over operations for a center previously operated by a franchisee as a result of a default under the franchisee’s lease and intends to continue to operate this center. Additionally, the Company has been notified by the landlords of five locations that the franchisee is in default and the approximate liability for these defaults is $0.3 million. Other than with respect to the foregoing locations, the Company does not anticipate that it will be required to make payments under any of these leases or guarantees, does not believe that any payments are likely and has not recorded any related liability.

Various legal actions and other claims are pending or could be asserted against the Company, including pending claims relating to exposure to mold and other contaminants resulting from the condition of one of the Company’s centers. In addition, the Company has and will continue to vigorously protect its rights against parties that violate franchise agreements or infringe on its intellectual property rights. Litigation is subject to many uncertainties; the outcome of individual litigated matters is not predictable with assurance, and some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company beyond amounts already accrued.

NOTE 8 — OPTION GRANTS AND PAYMENTS FOR CONSULTING SERVICES

In July 2000, the Company retained Jacobson Partners, of which Benjamin R. Jacobson, the Company’s Chairman of the Board, is the managing general partner, to provide management and financial consulting services. As part of the consideration paid with respect to, and to add further incentive for such services, Jacobson Partners was granted stock options to purchase 557,275 shares. Jacobson Partners has exercised options totaling 294,117 shares at a cost of $2,500,000. The remaining 263,158 shares expired in July 2002. Additionally, Jacobson Partners receives a consulting fee, plus reimbursement of reasonable out-of-pocket expenses. In connection with the Tutor Time acquisition, Jacobson Partners was paid an advisory fee consisting of $333,336 and the issuance of 175,438 shares, and options were granted to certain related parties to acquire up to 400,000 shares of the Company’s common stock (see Note 2). Total consulting fees incurred for Jacobson Partners (exclusive of the Tutor Time fee) were $342,500 and $192,500 for the 40 weeks ended January 2, 2004 and January 3, 2003, respectively, and are included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

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

NOTE 10 — LOSS PER SHARE

For the 12 and 40 weeks ended January 2, 2004 and January 3, 2003, basic loss per share has been calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. The calculation of basic and diluted shares is as follows (in thousands):

	Calculation of Incremental Shares

	12 Weeks Ended		40 Weeks Ended

	January 2,	January 3,	January 2,	January 3,
	2004	2003	2004	2003

Basic shares (based on weighted average)	19,769	5,416	17,182	5,346
Stock options (1)	—	—	—	—

Diluted shares	19,769	5,416	17,182	5,346

(1)  For the 12 and 40 weeks ended January 2, 2004, respectively, the above calculation does not include 209,015 and 167,553 shares issuable from employee stock options that have the potential to dilute earnings per share in the future. These shares were not included in the above calculation of diluted shares because to do so would have been antidilutive.

NOTE 11 — EXIT AND CLOSURE EXPENSES AND DISCONTINUED OPERATIONS

The Company instituted a restructuring program in fiscal 2001 and incurred a charge of $4.0 million for the fiscal year ended March 30, 2001 to close various under-performing centers. During the 12 and 40 weeks ended January 3, 2003, the Company incurred charges of $0.4 million and $1.1 million, respectively, to increase the reserves and to provide reserves for other closed centers. During the 12 and 40 weeks ended January 2, 2004, the Company incurred charges of $0.3 million and $0.4 million, respectively, to increase the reserves and to provide for other closed centers. During the 40 weeks ended January 2, 2004, the Company made payments related to its restructuring reserve of $1.2 million. A summary of the accrual is as follows (in thousands):

	Exit and Closure Expenses and Discontinued Operations Accrual Analysis

	Beginning			Ending
	Accrual		Cash	Accrual
	March 28, 2003	Expenses	Payments	January 2, 2004

Continuing operations	$951	$220	$729	$442
Discontinued operations	319	198	442	75

Total	$1,270	$418	$1,171	$517

The lease liability for the centers closed during the 40 weeks ended January 2, 2004 has been recorded at management’s estimate of cost.

A summary of discontinued operations is as follows (in thousands):

	12 Weeks Ended		40 Weeks Ended

	January 2, 2004	January 3, 2003	January 2, 2004	January 3, 2003

Revenues, net	$1	$327	$328	$1,340
Operating expenses of Learning Centers	25	372	478	1,478

Gross profit	(24)	(45)	(150)	(138)
Provision for doubtful accounts	—	—	2	22
Depreciation and amortization expenses	1	5	7	17
Intangible asset impairment charges	—	—	—	10
Long lived fixed asset impairment charges	—	—	—	63
Exit and closure expenses	80	—	197	354

Discontinued operations before income tax	(105)	(50)	(356)	(604)
Income tax provision (benefit)	—	—	—	(12)

Discontinued operations, net of tax	$(105)	$(50)	$(356)	$(592)

NOTE 12 — INTANGIBLE ASSETS AND GOODWILL

The changes in the carrying amounts of goodwill and other intangible assets for the 40 weeks ended January 2, 2004 were as follows (in thousands):

	Balance		Balance
	3/28/03	Amortization	1/2/04	Useful life

Goodwill	$17,866	$—	$17,866	Indefinite
Franchise Agreements	8,775	350	8,425	20
Trade Name and trademarks	3,770	151	3,619	20
Curriculum	396	71	325	5
Covenants	5	5	—	5

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

Information about the Company’s operating segments are presented below (in thousands):

	12 Weeks Ended		40 Weeks Ended

	January 2,	January 3,	January 2,	January 3,
	2004	2003	2004	2003

Revenues:
Childtime	$31,534	$31,289	$107,735	$107,488
Tutor Time	11,979	10,429	40,371	20,916
Franchise	1,418	1,258	4,654	2,400

Total	$44,931	$42,976	$152,760	$130,804

Operating income (loss):
Childtime	$4,024	$4,095	$11,522	$10,544
Tutor Time	147	379	967	(468)
Franchise	1,418	1,258	4,654	2,400
Depreciation and amortization	(986)	(1,031)	(3,087)	(2,773)
Corporate and other	(4,603)	(4,971)	(14,552)	(20,706)

Total	$-	$(270)	$(496)	$(11,003)

Goodwill:
Childtime	$7,215	$7,205	$7,215	$7,205
Tutor Time (1)	5,578	2,511	5,578	2,511
Franchise (1)	5,073	5,073	5,073	5,073

Total	$17,866	$14,789	$17,866	$14,789

All other assets:
Childtime	$47,093	$46,957	$47,093	$46,957
Tutor Time	11,131	11,199	11,131	11,199
Franchise	10,911	11,853	10,911	11,853

Total	$69,135	$70,009	$69,135	$70,009

(1)  For the 12 and 40 weeks ended January 3, 2003, Tutor Time and Franchise Operations goodwill includes estimated amounts associated with the previously unallocated purchase price. The purchase price allocations were adjusted as of March 28, 2003, and these adjustments are reflected in the consolidated balance sheet as of that date.

NOTE 14 — FINANCIAL INSTRUMENT

The Company has exposure to market risk for changes in interest rates related to its debt obligations. The Company did not have cash flow exposure due to rate changes on its 15% New Subordinated Notes in the amount of $3.5 million at January 2, 2004. As of January 2, 2004, the Company had cash flow exposure on the revolving line of credit, with an outstanding balance of $15.3 million, and its notes payable, with an outstanding balance of $2.8 million, which has been partially offset by the Company entering into $5.0 million notional amount of interest rate swap contracts. These contracts, which have maturity dates of November 2005 and January 2006, provide for the Company to pay interest at an average fixed rate of 2.98% in return for receiving interest at a floating rate of three month LIBOR, which is reset in three month intervals. The fair value of interest rate swap agreements is subject to changes in value due to changes in interest rates, and the fair value of less than $0.1 million is included in other current liabilities on the condensed consolidated balance sheet as of January 2, 2004.

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

The disclosure provisions of FIN 46 are effective in all financial statements initially issued after January 31, 2003. FIN 46 is required to be immediately applied by all entities with a variable interest in a VIE created after January 31, 2003. A public entity with a variable interest in a VIE created before February 1, 2003 is required to apply FIN 46 to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. It is the opinion of management that there is no impact from FIN 46 for the third quarter 2004, since there have been no new business relationships formed by the Company after January 31, 2003. Management is still researching the impact of FIN 46 on future periods.

NOTE 16 – SUBSEQUENT EVENT

Subsequent to the end of third quarter 2004, the Company entered into sale/leaseback transactions pursuant to which it sold eight Company owned Childtime center premises for $6.5 million and simultaneously entered into leases for these locations. In connection with these transactions, on January 20, 2004, the Company further amended the Amended and Restated Credit Agreement. As part of the amendment, the lender released its lien on the properties subject to the sale/leaseback transactions in return for reducing the amount of the credit facility by $2.5 million, to $15.0 million.

ITEM 2. Management’s Discussion and Analysis

GENERAL

The information presented herein refers to the 12 weeks (third quarter 2004) and the 40 weeks (year to date 2004) ended January 2, 2004, compared to the 12 weeks (third quarter 2003) and the 40 weeks (year to date 2003) ended January 3, 2003.

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

During the third quarter 2004 the Company opened one Learning Center. During the third quarter 2003, the Company closed one Learning Center. During year to date 2004, the Company closed four Learning Centers, franchised one center previously operated as a corporate center and opened two corporate centers. During year to date 2003, the Company added 60 Learning Centers, which included the 58 Tutor Time Learning Centers acquired at the end of the first quarter of 2003, closed eight and transferred two Learning Centers to franchisees. The Company also closed nine centers during year to date 2003, whose leases were rejected, as part of the Tutor Time purchase transaction.

RESULTS OF OPERATIONS

Revenue, net. Net revenue for third quarter 2004 increased $2.0 million, or 4.5%, from the same period last year to $44.9 million. Learning Center revenues increased $1.8 million, with comparable center revenues, defined as centers opened 18 months or longer, increasing $0.9 million or 2.4%, non-comparable centers increasing $1.1 million offset by a reduction of closed center revenue of $0.2 million. Franchise Operations revenues, which consisted primarily of royalties, increased $0.2 million, or 12.7%, from the same period last year to $1.4 million. Net revenues for year to date 2004 increased $22.0 million, or 16.8%, from the same period last year to $152.8 million. The increase was primarily a result of additional revenues of $19.5 million contributed by Tutor Time centers and $2.3 million contributed by Franchise Operations, both of which were acquired at the end of first quarter 2003.

Operating expenses of Learning Centers. Operating expenses for third quarter 2004 increased $2.0 million, or 5.3%, from the same period last year to $38.8 million. The increase was a result of an increase in occupancy expense ($0.6 million), which was primarily a result of new center openings; an increase in center operating expenses ($0.5 million), which increased with higher enrollments and higher maintenance expense; and an increase in personnel expense ($0.9 million), which increased with higher enrollments. Operating expenses as a percentage of revenue from Learning Center Operations increased to 89.1% for third quarter 2004 from 88.3% in the same period last year. The increase was a result of increased occupancy expense, which was higher on newly opened centers, and increased maintenance expense, as the Company took steps to improve the conditions of centers, partially offset by a decrease in personnel expense, which resulted from improved efficiencies. Operating expenses year to date 2004 increased $17.0 million, or 14.5%, from the same period last year to $134.5 million. The increase was attributable to the acquisition of the Tutor Time centers, which were acquired at the end of first quarter 2003, partially offset by an improvement in personnel expense over the same period last year. Operating expenses as a percentage of revenue from Learning Center Operations decreased to 90.8% for year to date 2004 from 91.5% in the same period last year. The decrease was primarily a result of reduced personnel expenses achieved through improved labor efficiencies.

Gross profit. Gross profit for third quarter 2004 remained unchanged from the same period last year of $6.2 million. Gross profit percentages for third quarter 2004 by segment were 13.8% for Childtime centers (as compared to 14.2% for 2003), 3.2% for Tutor Time centers (as compared to 4.3% for 2003) and 100% for Franchise Operations. The third quarter gross profit and gross profit percentage changes were a result of the changes in operating expenses described above. Gross profit for year to date 2004 increased $4.9 million, or 36.8%, from the same period last year to $18.3 million. This increase was a result of a $2.3 million increase in Franchise Operations, and increased revenues from Tutor Time centers. Gross profit percentages for year to date 2004 by segment were 11.4% for Childtime centers (as compared to 10.5% for 2003), 3.3% for Tutor Time centers (as compared to -1.6% for 2003) and 100% for Franchise Operations. The year to date gross profit and gross profit percentage changes were a result of the changes in operating expenses described above.

General and administrative expenses. General and administrative expenses for third quarter 2004 decreased $0.2 million, or 4.6%, from the same period last year to $4.4 million. The decrease was a result of the reduction in travel costs and additional professional fees incurred in connection with the 2002 acquisition of Tutor Time offset by an increase in fees to Jacobson Partners. Year to date 2004 expenses increased $1.9 million, or 15.5%, from the same period last year to $14.3 million. The increase was a result of costs associated with supporting the Tutor Time centers and Franchise Operations, and costs associated with staffing leadership and support positions that were unfilled in the same period last year.

Depreciation and amortization expense. Depreciation and amortization expense for third quarter 2004 remained unchanged from the same period last year of $1.0 million. Year to date 2004 expense increased $0.3 million from the same period last year to $3.1 million. The increase was primarily a result of depreciation and amortization expense attributable to the Tutor Time acquisition, partially offset by a decrease resulting from fixed asset impairment charges. Depreciation and amortization expense as a percentage of revenue decreased from 2.1% for year to date 2004 to 2.0% for the same period this year.

Provision for doubtful accounts. Provision for doubtful accounts for third quarter 2004 increased $0.1 million or 33.0% to $0.6 million for the same period last year. Year to date 2004 expense increased $0.3 million or 28.9% from the same period last year to $1.1 million. The increase is a result of a decline in collection experience.

Intangible asset impairment charges. During year to date 2003, the Company incurred an expense of $4.2 million as a result of an evaluation done under SFAS 142, Goodwill and Other Intangible Assets. There were no charges for this item in third quarter and year to date 2004.

Long lived fixed asset impairment charges. During year to date 2003, the Company incurred an expense of $3.5 million as a result of an evaluation done under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There were no charges for this item in third quarter and year to date 2004.

Exit and closure expenses. The Company instituted a restructuring program in fiscal 2001 and incurred a charge of $4.0 million for the fiscal year ended March 30, 2001 to close various under-performing centers. During third quarter and year to date 2003, the Company incurred charges of $0.4 million and $0.7 million, respectively, to increase the reserves. During third quarter and year to date 2004, the Company incurred charges of $0.2 million to increase the reserves. The Company made payments related to this restructuring program of $0.1 million and $0.7 million for third quarter and year to date 2004, respectively, and payments of $0.2 million and $0.7 million for third quarter and year to date 2003, respectively.

Interest expense. Interest expense for third quarter 2004 was $0.4 million, compared to $0.8 million for the same period last year. This decrease was a result of a reduction of indebtedness that occurred with the completion of the Rights Offering (see Note 6 of the Company’s Notes to Condensed Consolidated Financial Statement’s (unaudited)) during first quarter 2004. Interest expense for year to date 2004 remained unchanged at $1.5 million.

Income tax benefit. Income tax benefit and the effective tax rate for both third quarter 2004 and the same period last year were $0.0 and 0.0%, respectively, as the tax benefit for both periods was reduced by a valuation reserve. Income tax benefit for year to date 2004 was $0.0 compared to $0.2 million for the same period last year. The effective tax rate was 0.0% for year to date 2004 compared to 2.0% for the same period last year as the tax benefit for both periods was reduced by a valuation reserve.

Discontinued operations, net of taxes. Discontinued operations, net of taxes, for third quarter 2004 was a loss of ($0.1 million), compared to a loss of ($0.1 million) for the same period last year. Discontinued operations, net of taxes, for year to date 2004 was a loss of ($0.4 million), compared to a loss of ($0.6 million) for the same period last year. These losses include operating and lease termination costs associated with closed centers.

Cumulative effect of change in accounting principle. Year to date 2003 included an adjustment of $5.0 million as the cumulative effect of goodwill impairment under SFAS 142, Goodwill and Other Intangibles. This amount was reduced by a tax benefit of $0.9 million, which had been reduced by a valuation reserve. There were no charges for this item in third quarter and year to date 2004.

Net loss. As a result of the foregoing changes, net loss decreased to ($0.6 million) for third quarter 2004, compared to a net loss of ($1.1 million) for the same period last year. Year to date 2004 net loss decreased to ($2.4 million), compared to a net loss of ($17.8 million) for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary cash requirements currently consist of its funding of losses from operations, expenses associated with planned center openings, repayment of debt, maintenance and capital improvement of existing centers, and funding lease termination costs in conjunction with its restructuring program. The Company expects to fund cash needs through the revolving credit facility, described below, cash generated from operations and sale/leaseback transactions on Company-owned Childtime center premises. Subsequent to the end of third quarter 2004, the Company entered into sale/leaseback transactions pursuant to which it sold eight Company owned Childtime center premises for $6.5 million and simultaneously entered into leases for these locations. Additional cash arrangements may be entered into in the future

While new enrollments are generally highest during the traditional fall “back to school” period and after the calendar year-end holidays, enrollment generally decreases during the summer months and calendar year-end holidays, resulting in decreased liquidity. Should cash flow generated from current sources not be adequate to provide for its working capital and debt service needs, the Company will attempt to make other arrangements to provide needed liquidity. No assurance can be given that such sources of liquidity will be sufficient.

On June 25, 2003, the Company amended its $17.5 million Amended and Restated Credit Agreement with its existing lender. This revolving line of credit will mature on June 30, 2004, and is secured by the Company’s receivables, equipment and real estate, with interest payable at a variable rate, at the Company’s option, based on either the prime rate or the Eurodollar rate. There were outstanding borrowings of $15.3 million at January 2, 2004, and $13.0 million at March 28, 2003. Outstanding letters of credit reduced the availability, under the $17.5 million line of credit, in the amount of $2.1 million at January 2, 2004 and $2.5 million at March 28, 2003. Although it is the Company’s intention to extend this agreement prior to maturity, no assurance can be given that the Company will be able to obtain an extension. Under this agreement, the Company is required to maintain certain financial ratios and other financial conditions. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets and transactions with affiliates. During each of the first three fiscal quarters of the year ended March 28, 2003, the Company had not maintained minimum consolidated EBITDA levels and had not provided timely reporting as required by the Amended and Restated Credit Agreement. During the quarter ended October 10, 2003, the Company had not maintained the minimum consolidated EBITDA and fixed charge coverage ratio as required under the agreement. On November 19, 2003, the Company further amended the Amended and Restated Credit Agreement, whereby the lender waived these defaults and provided for amended covenants for the remainder of the year. The Company was in compliance with the amended covenants for the quarter ended January 2, 2004. No assurance can be given that the Company will be in covenant compliance during the remainder of this agreement or that waivers can be obtained if a default occurs. On January 20, 2004, the Company further amended the Amended and Restated Credit Agreement. As part of the amendment, the lender released its lien on the properties subject to the sale/leaseback transactions in return for reducing the amount of the credit facility by $2.5 million, to $15.0 million.

Net cash (used) by operating activities was ($1.5 million) for year to date 2004, compared to ($2.6 million) for the same period last year. Year to date 2004 cash (used) by operating activities was negatively impacted by an increase in the accounts receivable balance and an increase in prepaid assets. Year to date 2003 cash (used) by operating activities was negatively impacted by a net loss and deferred income taxes, partially offset by the non cash expense related to intangible and long lived fixed asset impairment charges.

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

Primarily as a result of the Rights Offering, the Company recorded in year to date 2004 the issuance of long-term debt of $3.5 million, the repayment of long-term debt of $15.1 million and the issuance of common shares in the amount of $12.1 million. Additionally, the Company increased its borrowings on the line of credit by $2.3 million. This compared to financing activities of $25.0 million for the same period last year, consisting primarily of net borrowings on the revolving line of credit of $10.1 million and the issuance of long-term debt of $14.0 million and changes in drafts payable of $1.3 million. Year to date 2003 financing activities primarily related to the acquisition of substantially all of the assets of Tutor Time Learning Systems, Inc., as discussed below.

Investing activities were $3.1 million for year to date 2004, of which $3.3 million was used for capital spending partially offset by $0.2 million of proceeds from asset sales. Investing activities were $24.5 million for the same period last year, and consisted primarily of the acquisition of substantially all of the assets of Tutor Time Learning Systems, Inc., as discussed below.

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

During fiscal 2003, the Company entered into interest rate swap contracts to manage its exposure to fluctuations in interest rates relating to the revolving line of credit. Swap contracts fix the interest payments of floating rate debt instruments. As of January 2, 2004, contracts representing $5.0 million of notional amount were outstanding with maturity dates of November 2005 and January 2006. These contracts provide for the Company to pay interest at an average fixed rate of 2.98% in return for receiving interest at a floating rate of three month LIBOR, which is reset in three month intervals. The fair value of interest rate swap agreements is subject to changes in value due to changes in interest rates. During year to date 2004, the market value of the outstanding interest rate contracts was substantially unchanged.

Contractual Obligations and Commitments

A subsidiary of the Company is primarily or contingently liable for many of the leases of Tutor Time’s franchisees. In an effort to build its franchisee network, Tutor Time either leased the prospective site for a franchisee, with a subsequent sublease of the site to the franchisee, or provided a lease guarantee to the landlord for the benefit of the franchisee in exchange for a monthly lease guarantee fee payable by the franchisee that is based upon the monthly rent expense of the guaranteed lease. The payments the Company could be required to pay related to leases and guarantees aggregates $89.9 million and $21.2 million, respectively, in case of default by the franchisee. Should the Company be required to make payments under these leases, it may assume obligations for operating the center. Should the center not be economically viable, the Company will make provisions for the lease termination at that time. During fiscal year 2003, the Company took over operations for a center previously operated by a franchisee as a result of a default under the franchisee’s lease and intends to continue to operate this center. Additionally the Company has been notified by the landlords of five locations that the franchisee is in default and the approximate liability for these defaults is $0.3 million. Other than with respect to the foregoing locations, the Company does not anticipate that it will be required to make payments under any of these leases or guarantees, does not believe that any payments are likely and has not recorded any related liability.

At January 2, 2004, aggregate potential payments on leases and guarantees over the next five fiscal years and thereafter are as follows:

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

	(In thousands)
Franchise Lease Guarantees	$21,225	$2,402	$4,493	$2,736	$11,594
Franchise Lease Commitments	89,856	7,688	22,352	13,720	46,096

Total	$111,081	$10,090	$26,845	$16,456	$57,690

Related Party Transactions

In addition to the related party transactions described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003 (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions”), involving Jacobson Partners, see Note 2, “Acquisition and Pro Forma Information”, of the Company’s Notes to Condensed Consolidated Financial Statements (unaudited), included in this Report under Item 1, for additional transactions entered into with Jacobson Partners in connection with the Company’s proposed Rights Offering. Jacobson Partners is a private equity firm whose managing partner is Benjamin R. Jacobson, the Company’s Chairman of the Board. James J. Morgan, a director of the Company and former interim Chairman of the Board and interim Chief Executive Officer, is also a partner of Jacobson Partners, and George A. Kellner, the Company’s former Vice Chairman of the Board, serves as a special advisor to Jacobson Partners.

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

Various legal actions and other claims are pending or could be asserted against the Company, including pending claims relating to exposure to mold and other contaminants resulting from the condition of one of the Company’s centers. In addition, the Company has and will continue to vigorously protect its rights against parties that violate franchise agreements or infringe on its intellectual property rights. Litigation is subject to many uncertainties; the outcome of individual litigated matters is not predictable with assurance, and some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company beyond amounts already accrued.

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

The disclosure provisions of FIN 46 are effective in all financial statements initially issued after January 31, 2003. FIN 46 is required to be immediately applied by all entities with a variable interest in a VIE created after January 31, 2003. A public entity with a variable interest in a VIE created before February 1, 2003 is required to apply FIN 46 to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. It is the opinion of management that there is no impact from FIN 46 for the third quarter 2004, since there have been no new business relationships formed by the Company after January 31, 2003. Management is still researching the impact of FIN 46 on future periods.

Wage Increases

Expenses for center-level salaries, wages and benefits represented approximately 51.4% of net revenues for the third quarter 2004. Management believes that, through increases in tuition rates, the Company can offset any future center-level wage increases caused by adjustments to the federal, state or county minimum wage rates or other market adjustments. However, no assurance can be given that rates can be increased sufficiently to cover such increased costs. The Company continually evaluates its wage structure and may implement changes at targeted local levels.

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

Financial Instrument

The Company has exposure to market risk for changes in interest rates related to its debt obligations. The Company did not have cash flow exposure due to rate changes on its 15% New Subordinated Notes in the amount of $3.5 million at January 2, 2004. As of January 2, 2004, the Company had cash flow exposure on the revolving line of credit, with an outstanding balance of $15.3 million, and its notes payable, with an outstanding balance of $2.8 million, which has been partially offset by the Company entering into $5.0 million notional amount of interest rate swap contracts. Accordingly, a 2% (200 basis points) change in the LIBOR rate or the prime rate would have resulted in interest expense changing by approximately $0.1 million in the year to date 2004.

Foreign Currency Exchange Rates

The Company’s exposure to foreign currency exchange rates is limited to revenues for one company owned center and franchise royalties for 12 franchised centers. Based upon the relative size of its foreign operations, the Company does not believe that the reasonably possible near-term change in the related exchange rate would have a material effect on its financial position, results of operations and cash flows.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting during the fiscal quarter ended January 2, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEMS 2 through 5 are not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

4.1	Sixth Amendment to Amended and Restated Credit Agreement dated as of December 29, 2003, between Childtime Childcare, Inc. and Bank One, NA

4.2	Seventh Amendment to Amended and Restated Credit Agreement dated as of January 20, 2004, between Childtime Childcare, Inc. and Bank One, NA

31.1	Rule 13a-14(a) Certification by William D. Davis, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Frank M. Jerneycic, Treasurer and Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

99.1	Childtime/Tutor Time Learning Centers Retirement Savings Plan (RSP) (f/k/a Childtime Children’s Centers 401(k) Savings & Retirement Plan)

(b) Reports on Form 8-K

1)	The Company filed a Current Report on Form 8-K on November 24, 2003, announcing the temporary suspension of trading under its Employee Benefit plans and its operating results for the second quarter 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHILDTIME LEARNING CENTERS, INC. (REGISTRANT)

Date: February 17, 2004	By:	/s/ Frank M. Jerneycic

Frank M. Jerneycic
Chief Financial Officer and Treasurer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

4.1	Sixth Amendment to Amended and Restated Credit Agreement dated as of December 29, 2003, between Childtime Childcare, Inc. and Bank One, NA

4.2	Seventh Amendment to Amended and Restated Credit Agreement dated as of January 20, 2004, between Childtime Childcare, Inc. and Bank One, NA

31.1	Rule 13a-14(a) Certification by William D. Davis, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Frank M. Jerneycic, Treasurer and Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

99.1	Childtime/Tutor Time Learning Centers Retirement Savings Plan (RSP) (f/k/a Childtime Children’s Centers 401(k) Savings & Retirement Plan)