Form 10-K
period 2004-04-02
CHILDTIME LEARNING CENTERS INC
filed 2004-07-01
CIK 1003648

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 2, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 0-27656

CHILDTIME LEARNING CENTERS, INC.

(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3261854 (I.R.S. Employer Identification No.)

21333 Haggerty Road, Suite 300, Novi, Michigan 48375 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (248) 697-9000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, No Par Value

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐ No ☒

     The aggregate market value of voting Common Stock held by non-affiliates of the registrant as of October 10, 2003, computed by reference to the last sale price for such stock on that date as reported on The Nasdaq SmallCap Market, was approximately $11,864,000.

     At June 9, 2004, the number of shares outstanding of the registrant’s Common Stock, no par value, was 19,809,010.

     Portions of the registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders have been incorporated by reference in Part III of this Annual Report on Form 10-K.

PART II
PART III
PART IV
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Report of Independent Registered Public Accounting Firm
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX
Eighth Amendment to Amended/Restated Credit Agrmt.
Code of Business Conduct and Ethics
Consent of PricewaterhouseCoopers LLP
Rule 13a-14(a) Certification by William D. Davis
Rule 13a-14(a) Certification by Frank M. Jerneycic
Certification Pursuant to Section 1350
Certification Pursuant to Section 1350

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

Item 1. Business

General

      Childtime Learning Centers, Inc. is one of the largest publicly traded, for-profit providers of early childhood care and educational services in the United States. Childtime Learning Centers, Inc. conducts business through its wholly-owned subsidiaries, Childtime Childcare, Inc., and Tutor Time Learning Centers, L.L.C. (collectively, the “Company”). The Company and its predecessors began operations in 1967. The Company provides center-based educational services and child care to children between the ages of six weeks and 12 years under two distinct brand identities: Childtime Learning Centers (“Childtime”) and Tutor Time Child Care/ Learning Centers (“Tutor Time”).

      As of April 2, 2004, the Company operated or franchised a total of 470 centers system-wide under three major lines of business, and had system-wide licensed capacity capable of serving over 50,000 children. The Company’s three lines of business are:

•	Childtime Learning Centers: 269 centers operated by the Company, consisting of:

—	260 Childtime centers and

—	9 Childtime-branded centers operated for third parties;

•	Tutor Time Learning Centers: 64 Tutor Time centers operated by the Company; and

•	Tutor Time Franchise Operations: 137 franchised Tutor Time centers.

      The Childtime and Tutor Time brands operate in largely distinct market segments. Childtime centers are, on average, smaller and less standardized in construction. They appeal to parents who are looking for a “homey” feel and more intimate experience for their child. Tutor Time centers are larger, more standardized in layout, and designed to appeal to parents who value a more structured educational and developmental experience. Both brands place emphasis on educational quality and content, with the Company’s Education Department developing proprietary content distinct to each brand. With their larger size, Tutor Time centers generally deliver the potential for higher economic returns per center. However, Tutor Time centers also require higher investment and are typically fitted with more expensive equipment and supplies (e.g., telephones, intercoms and security cameras in each room, and children’s computers).

      The Company’s primary objective is to maximize the development and preparation of children for school. To ensure achievement of this goal, the Company provides high quality child care and a proprietary curriculum, based on developmentally appropriate practices that align with nationally recognized, early childhood educational standards. With over 7,500 employees, the quality, skills, and motivation of our center staff is of paramount importance. The Company places a great deal of emphasis on the recruitment, selection and ongoing training of its child care center directors and area managers.

      Childtime and Tutor Time corporate centers are located throughout the United States (in 25 states), and Canada (one location). The vast majority of these centers are operated on leased premises, with typical lease terms ranging from 1 to 25 years. Thirty-eight of the Childtime centers are operated on Company-owned premises.

      The Company operates nine Childtime centers under management contracts. Located throughout the U.S., these centers serve hospitals, corporations and the federal government. Under these contracts, the

Company receives an annual operating fee and, in some cases, is eligible to receive incentives for improving revenues and/or managing costs. These contracts are typically up for renewal on an annual basis.

      Tutor Time franchise centers are also predominantly located in the U.S., with 125 centers operating in 17 states. An additional 12 centers are operated in Canada, Hong Kong, Indonesia, and the Philippines, mostly under master franchise agreements. The Company is currently the primary obligor or guarantor on leases for 59 of its franchise centers. Tutor Time is currently one of the largest franchisors of child care services based in the United States.

      The Company utilizes a 52 to 53 week fiscal year (generally comprised of 13 four-week periods) ending on the Friday closest to March 31. The fiscal year ending April 2, 2004 contained 53 weeks. The fiscal years ending March 28, 2003 and March 29, 2002 contained 52 weeks. The first quarter for each of fiscal 2004, 2003 and 2002 contained 16 weeks, while the second and third quarters contained 12 weeks. The fourth quarter of fiscal 2004 contained 13 weeks while the fourth quarters of fiscal 2003 and 2002 contained 12 weeks. All significant inter-company transactions have been eliminated.

Mission, Vision, Values

      The Company developed a new Mission, Vision, and Values statement this year, helping to clarify corporate goals and define a new corporate culture of service and professional excellence.

     Mission

      We are an international leader in child education and family solutions, which impact and inspire lifelong learning.

     Vision

      To develop innovative learning care solutions which enable us to grow the number of children and families served, and to be recognized as the premier child and family education corporation in the world.

      Through our leadership and passion, we will:

•	Provide a secure, caring and enriched environment that promotes learning and the development of the whole child.

•	Develop lifelong relationships, create family solutions, and enhance the quality of life for our families.

•	Provide a fun, challenging work environment that fosters teamwork, inspires professional excellence, and encourages contribution by all team members.

•	Leverage technology to develop innovative learning products and solutions.

•	Provide superior levels of support and service to our franchisees.

•	Achieve the best financial performance in the industry, allowing us to fulfill our mission.

     Values

      Honesty, Trust, Passion for Excellence, Love of Learning and Innovation.

Business Strategy

      The Company’s business strategy is to:

(1)	focus on excellent operational execution and profitability for our corporate centers;

(2)	develop a culture of dedication to customer service excellence;

(3)	provide value-added support to Tutor Time franchisees;

(4)	create the infrastructure to achieve excellence; and

(5)	improve the Company’s hiring, training, and retention capabilities.

      Management believes that focus in these areas will help create value in the near-term, and position the Company for profitable growth in the medium to long-term.

     Excellent Operational Execution and Profitability for Corporate Centers

      Happy children, satisfied parents, and positive word-of-mouth are the most critical tests of how well the Company is managing the business and its ability to capture a price premium. They are a reflection of the many factors that determine the overall quality of the program in any given center. Based on experience, the most important of these factors include: the skills, and often, the longevity of center directors and staff; the differentiation and quality of the educational offering; the condition of facilities; and the degree to which the Company is perceived as service-oriented and values-driven.

      To improve corporate operations, management has targeted the following initiatives:

•	Tightened management of center operations by corporate and field staff, supported by more timely, accurate, and relevant data and analysis to manage the business.

•	Intense focus on driving enrollments and pricing appropriate to the market, inclusive of new marketing tools and techniques.

•	Development of new training programs to enhance lead management, selling skills, and performance management.

•	Improved scheduling and labor management tools to optimize labor hours, by far the largest cost item (often greater than 50% of total revenues).

•	Centralization of purchasing and facilities management to maximize buying power, reduce costs, and improve the quality of our centers.

•	Standardization and communication of operating policies and procedures including “best practices”.

•	Ongoing analysis on under-performing centers to determine the reasons for poor performance with appropriate action plans to turn around each center or remove it from the portfolio.

•	Improved quality and differentiation of curriculum for both brands through enhanced content development and consistent implementation at the center level.

     Focus on Service Excellence

      The Company is taking steps to focus all employees on providing timely and responsive customer service, and on delivering a top-quality product to every customer at all times, whether they are children, parents, center staff, Center Directors, Area Managers, the corporate or franchise operations team, etc. Service excellence also includes developing standards for service delivery and a service environment that can be measured and tracked. The Company is driving this initiative through dedicated customer service training initiatives including service recovery, and an evaluation of current performance through feedback mechanisms such as center visits and mystery phone shops.

     Value-added Support for Franchisees

      Franchising represents an important component of the Company’s current Tutor Time business and is a primary growth opportunity for the Company going forward. The Company is focused on further strengthening franchise relations by providing superior support to franchisees through its franchise district management team, with additional support from key roles in the regional management structure, including regional training and human resource managers, and marketing support. In addition, the Education, Technology and Marketing Departments have improved their value delivery and support infrastructures, and continue to bolster their respective contributions to the Company’s franchisees. Support has also been expanded by providing products and services to franchisees at the corporate rates. Additionally, the Franchise Operations group is expanding its role to include business advisory and performance benchmarking in order to help franchisees improve their individual results, and is building the tools and infrastructure necessary to fuel future growth.

     Create Infrastructure to Achieve Excellence

      In order to improve performance, the right systems and people must be in place to ensure quality, create excellence, and maximize productivity. In an effort to improve the timeliness and accuracy of information, as well as to streamline workload at the center level, the Company is installing a new financial reporting system and a new HR management system, as well as developing a new center-level application to track leads, attendance, billing, and cash.

     Improved Hiring, Training, and Retention Capabilities

      Understanding the significant impact that a Center Director has on the quality and performance of a center, the Company is executing a plan to identify the competencies it takes to ensure success at that level. A comprehensive Center Director job analysis and new selection tools will help determine desirable candidates. In addition, a complete training program is being created based on the required competencies to improve the skills of current and future directors. Retaining valuable employees at all levels is also critical to the success of a center and can play a key role in retaining current customers, as well as ensuring the quality of our product. The Company is in the process of measuring and analyzing current turnover, and will develop a comprehensive retention strategy including selection, training, compensation, and employee satisfaction.

Growth Strategy

      The following table illustrates the number of centers in operation (acquired or otherwise opened) as well as those which were closed during the periods indicated. Figures include Tutor Time franchise centers.

	Fiscal Years Ended

	April 2,	March 28,	March 29,
	2004	2003	2002

Number of centers in operation:
Beginning of period	474	286	304
Additions during period:
Acquisitions and other	1	182	1
New center openings	6	21	3

Total additions	7	203	4
Closings/ Terminations during period	(11)	(15)	(22)

End of period	470	474	286

      In fiscal 2004, the Company opened four new franchise and two new corporate Tutor Time centers. The Company also transferred one corporate center to a franchise owner. During the year, the Company chose to discontinue operations for seven of its corporate Childtime locations that were not performing or whose contracts expired. Three franchise centers were also closed during 2004.

      In addition to the current development pipeline, which is comprised of additional sites for existing Tutor Time franchisees, the Company is actively seeking new franchisees, as well as new sites to satisfy the demand from current franchise owners. Current plans are to open sites within existing franchise and corporate geographies. The Company will prioritize adding units in its existing markets in order to increase market concentration and to leverage administrative and advertising expenses. The Company continues to experience a large number of inquiries from qualified candidates interested in franchise opportunities, as well as ongoing demand from its existing base of franchisees. The majority of inquiries are for U.S.-based opportunities. The Company has also received inquiries for international opportunities, presenting an attractive long-term growth option for the Company. Additionally, the Company will also entertain growth in its Childtime portfolio through viable acquisitions, and will continue to research sites for additional corporate Tutor Time centers.

      In choosing locations for new centers, the Company considers a number of factors, emphasizing suburban neighborhoods with growing populations of young families. Management looks for sites in proximity to newly developed or developing residential areas on heavily traveled local streets. The Company performs a detailed analysis of the demographics of the area surrounding the proposed site and focuses on several site selection criteria including: the percentage of children under age six; the population density within a three-mile radius surrounding a proposed site; and the average household income. The Company also analyzes the percentage of the population consisting of college-educated, dual-income families, as well as the average home value in the target area.

      In addition to acquiring or building centers in residential areas, the Company obtains contracts with employers and office complex managers to operate centers in at-work locations. Historically, public agencies and hospitals have been the principal employers providing or otherwise arranging for child care services for their employees. A number of private sector employers also offer this benefit, as they recognize that reduction of employee absenteeism due to a lack of reliable and available child care can significantly offset the offering of such benefits.

      The Company’s expansion activity is limited to child care centers in market areas showing strong growth potential, and to sites which the Company believes can conform to its standard facility and educational format. The Company utilizes prototype building designs in its build-to-suit centers.

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

Educational Programs

      The Company’s educational programs stress the process of learning through discovery. The staff is trained to support children in their active exploration, and help them to become self-confident, independent and inquisitive learners. The Company believes in fostering all aspects of a child’s development: social, emotional, physical and intellectual. The two primary means of meeting this goal are the use in each center of a proprietary educational curriculum, modeled on national standards for early childhood care and learning, and the center’s ongoing dialogue with parents in providing a learning environment for their children that meets or exceeds their expectations.

      Tutor Time centers use an in-house proprietary curriculum overseen by Richard Cohen, M.A., Vice President of Education. The curriculum emphasizes developmentally appropriate activities, drawing on best practices from traditional, progressive and Montessori teaching approaches. Utilizing a building block methodology, Tutor Time’s curriculum, Planned Readiness Education Program (Tutor Time P.R.E.P®.), introduces new concepts at each stage of a child’s development. Beginning with infancy, P.R.E.P. incorporates developmentally appropriate aspects of the core curriculum. By the time a child reaches preschool, the curriculum expands to include Tutor Time® Phonics Express, Math Magic, and Handwriting Helpers.

      In each Childtime center, the Company has historically utilized The Creative Curriculum® For Early Childhood, a nationally recognized educational curriculum development guide published by Teaching Strategies, Inc. and written by Diane Trister Dodge (a member of the Governing Board of the National Association for the Education of Young Children from 1990 to 1994) and Laura J. Colker. The Creative Curriculum® provides a philosophy for the development of appropriate curriculum, and the Company’s Education Department uses it as a framework for the creation of detailed daily lesson plans.

      The Education Department places an emphasis on keeping the materials for Childtime and Tutor Time distinct from each other and from competitor’s offerings in the market. Examples include Tutor Time Fitness for Life™, a program designed to help children and families learn how to live healthy lifestyles, and Tutor Time Creating Character™, which encourages a child’s positive social and emotional skill development.

      Children are placed into groups according to their age and developmental stage. Each group has specific learning goals that enable the staff to create activities and structure daily programs, and to assess each child’s growth and development. At designated times during the year, an informal developmental assessment is prepared for each child and reviewed with the child’s parents.

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

     Preschool 1 (3 – 4 years)

Classroom space and materials are organized in distinct interest centers to support young preschoolers’ initiative to practice their new skills and express their ideas and feelings. These centers are set up to encourage preschoolers to select play activities, engage in hands-on exploration, participate in pretend play and develop the ability to play cooperatively. Small muscles and hand-eye coordination continue to be strengthened through art activities, sand and water play, and by manipulating toys and blocks. The daily schedule includes many activities for large muscle development. Stories and books are read every day to increase familiarity with letters and words, to foster emerging literacy and make reading a pleasurable activity.

     Preschool 2 (4 – 5 years)

Classroom organization and the daily schedule provide increased opportunities for independent and small group play in interest centers. This supports older preschoolers’ developing ability to organize their own play, assign roles and tasks, and work towards a common goal. Activities provide hands-on experiences. Caregiver interaction focuses on helping preschoolers organize the information they gather, develop an understanding of number concepts, reasoning and problem solving skills (matching, classifying and sequencing), while expanding listening and language skills. Independent and group activities with books and stories promote reading readiness. Caregivers create a print rich environment (signs, labels and charts) and provide opportunities for children to draw, paint and engage in writing activities. Children are increasingly involved in helping to set limits for positive and caring behaviors. Caregivers focus special attention in order to promote kindergarten readiness.

     Kindergarten (5 – 6 years)

Kindergarten programs are designed to successfully transition children to first grade, and are aligned with local school district goals and assessment requirements. Classroom organization, materials and activities support children’s increased ability to understand written symbols (letters, numbers and some words) and create an interest in writing. Educational interest centers continue to provide opportunities for hands-on exploration to sharpen observation skills, explore cause and effect, share and play cooperatively with others, plan and carry out a task and engage in independent or group play for an extended period of time. Materials are provided to encourage representation, symbolic play and to practice drawing and writing. Activities are planned to help children learn to follow directions, recall and sequence events, understand measurement, recognize how materials can change, think creatively to solve problems, improve their coordination skills and use their bodies in challenging outdoor play.

     School-age (6 – 12 years)

Classroom space, equipment and materials are organized to support children’s sense of industry and competence, and to accommodate the wide range of interests and abilities of six- to twelve- year-olds. The program provides opportunities for school-agers to pursue their interests, enhance coordination of large and small muscles and learn to work with others. The environment is designed to engage children in activities (arts and crafts, cooking, dramatic play, music, dance, games and sports) they can pursue independently, with a friend, or as a group project. Caregiver interaction focuses on helping children set reasonable goals and manageable tasks, guiding them to think about the consequences of their words and actions to foster a sense of community. Special time is allotted for children to complete their homework assignments.

      Through parent surveys, the Company continually assesses the quality of its education curriculum. These surveys provide the Company with feedback on parent satisfaction with their child’s developmental growth, the Company’s curriculum, the Center Director, as well as the overall quality of the center. Center Directors also conduct both formal and informal parent interviews in order to ascertain parent satisfaction levels and address any concerns. Information gained from these interviews is forwarded to the Company’s management for review. The Company also endeavors to provide an exit-survey to parents who stop utilizing its services.

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

Products and Services

      General. The Company’s corporate centers are under the leadership of a Vice President of Corporate Operations and are organized into four regions based on geography. Each region is managed by a Regional Operations Manager and is supported by a team that includes a Regional Facilities Manager, a Regional Human Resource Manager and a Regional Training Manager. The regions are further divided into areas headed by an Area Manager who is responsible for ten to 16 centers. Each individual center has a dedicated Center Director and a staff generally ranging from 15 to 30 persons. The centers operate year-round, five days per week, generally opening at 6:30 a.m. and remaining open until 6:30 p.m. A child may be enrolled in any of a variety of program schedules, from a full-time, five-day-per-week plan to as little as two or three half-days a week. A child attending full-time typically spends approximately ten hours a day, five days per week, at a center.

      The Company’s current weekly tuition for full-day service typically ranges from approximately $100 to $300 depending on the location of the center, the age of the child, and whether it is a Childtime or Tutor Time center. Tuition is generally paid in advance on a weekly basis. The Company also charges additional registration and materials fees, which vary by brand and location. The Company generally reviews its tuition rates on a regular basis to determine whether rates at a particular center should be changed in light of that center’s competitive environment and financial results.

      The Company’s franchise operations are headed by a Vice President of Franchise Operations. The Vice President oversees District Franchise Managers, who in turn are the main point of contact between franchisees and the Company. The District Franchise Managers provide support and training to franchisees and their center staff, and also ensure that franchisee operations are in compliance with Company standards.

      Both the regional corporate operations teams and the franchise district managers can draw on additional resources within the Company to bring in expert advice on specific topics including marketing, curriculum, human resources, training, finance and business management, licensing, new center openings, state and federal grants, government relations, real estate and facilities management.

      Center Operations. Each center is managed by a Director who is supervised by an Area Manager. The Company places a great deal of emphasis on the recruitment, selection and ongoing training of Center Directors. Center Directors are hired by their respective Area Manager and Regional HR Manager from a pool of candidates who have undergone an initial psychological profile screen, a reference check, and a criminal background check. In addition, candidates are screened for the appropriate skills and abilities necessary for success in the position. All Center Directors are required by state regulations to have some minimum level of training, which is typically in the form of credit hours from a state approved training agency or an accredited educational institution. The Company prefers that potential Directors have a bachelor’s degree in early childhood education, child development or a health-related field plus a minimum of two years experience in a licensed child care facility. Many Directors are recruited from within the Company and have served as teachers or Assistant Directors in one of the Company’s centers. A Center Director has overall responsibility for the operations of a center including: ensuring that the center is operated in accordance with Company and state licensing standards and operating procedures; providing an educational, caring and safe environment for children and their parents; marketing the Company to parents and otherwise promoting the positive image of the Company in the community. The Center Directors receive a salary and bonus tied to the financial and operating performance of their center. Each Center Director is also responsible for hiring his or her staff, including teachers.

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

      Training. The Company believes that the skills and expertise of the Director and staff at each center are among the most significant factors for parents selecting center-based child care programs. In order to enhance the quality of the staff at each center, the Company provides both externally and internally developed training programs for its personnel. It has developed training materials and manuals for its staff and conducts seminars for its Area Managers and Center Directors on such subjects as interpersonal and business skills, curriculum, health and safety, basic financial concepts and marketing. All management personnel (including Area Managers, Center Directors and Assistant Directors) participate in periodic training programs or meetings and must comply with applicable state and local licensing regulations. Center staff are required to participate in orientation and training sessions. The Company divides operations into regions, each of which has an on-site Regional Training Manager to assist in the development and implementation of its training programs. These training programs are designed to prepare and enhance the skills of its teachers to meet the Company’s internal standards and applicable state licensing requirements. All new Center Directors participate in a two-week training program immediately upon hire, followed by three-and-a-half days spent in our Director Academy within their first 120 days.

      Safety. The Company is committed to the health and safety of the children in its care. To prevent unauthorized persons from entering the center, virtually all centers are equipped with front door security systems requiring card keys, security codes, or other forms of access control. In addition, most centers use a double door entrance and have a centrally monitored security system to protect the center after hours. Each day, children must be signed in and out by parents, legal guardians or an authorized designee of the parent or guardian. All centers have at least one staff member trained in first aid and CPR.

      Center staff members are trained to detect child neglect and abuse, and are required by law and Company policy to immediately report all suspected instances. In the rare event that an employee is accused of child neglect or abuse, it is the Company’s policy to place the employee on administrative leave pending the results of an independent state agency investigation, in which the Company cooperates fully. No assurances can be made that allegations of child neglect or abuse will not be made in the future. However, allegations of child neglect or abuse against an employee are rare and, in most cases, covered by the Company’s general liability insurance. Since these incidents fall within the insurance policy limits, it is the Company’s position that such occurrences will not materially affect the financial position, results of operations, or cash flow of the Company. The Company maintains general liability insurance and appropriate umbrella policies in adequate amounts, as described under “Insurance”.

      Financial Planning, Budgeting and Cost Control. The Company has a program of financial planning and cost control which seeks to maximize operational profit without sacrificing quality child care. This goal is accomplished by actively engaging the Area Managers and Center Directors in the formulation and implementation of the budget for each center. Directors are then responsible for implementing the approved budget and become primarily responsible for the financial performance of the center. In order to encourage profitable performance, the Company has a financial incentive program for meeting or exceeding pre-approved budget goals.

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

      The interiors primarily consist of closed classrooms bordering a central hallway. This design allows children the freedom to explore their environment as well as the staff’s need to be able to monitor activities in the classroom. The Company’s centers contain classrooms, recreational areas, a kitchen and bathroom facilities and are designed to accommodate the grouping of children by age or development level. Two unique features of Tutor Time centers are the Tutor Towne Village® and self-contained classrooms. The Tutor Towne Village® is a common room outfitted with a child-sized post office, firehouse, and other facades that create a play and learning environment imitating a small town. Use of the room is purposefully integrated into the Tutor Time curriculum in a way that enables staff to teach children through guided socio-dramatic play. Each classroom is self-contained, with its own areas for play, learning, eating, crafts and diaper changing. Teachers and children do not need to leave the room, except for other special activities such as use of playgrounds or the Tutor Towne Village®. Childtime centers do not have the same level of standardization of features due to the varying age of centers and the fact that many were acquired. However, most centers have unique and appealing features in line with the educational and developmental philosophy of the Company.

      As of April 2, 2004, the Company operated 333 Company-owned centers and franchised 137 centers. Aggregate licensed capacity for these centers was over 50,000 children. The capacity of centers differs from state to state because of various licensing requirements.

      Management Contracts. As of April 2, 2004, the Company also had contracts to manage nine child care centers. Many of these centers are located on or near the premises of a specific employer and involve varying degrees of involvement from the employer, such as ownership of the premises, minimum enrollment guarantees, the assumption of financial responsibility for the ongoing operations of the center, other management arrangements, or any combination of the above. Historically, public agencies and hospitals have been the principal employers providing or otherwise arranging for child care services for their employees.

Marketing

      The Company believes that the quality of a center’s director, staff and center location, supported by consistent national and localized marketing and sales efforts, are the key components to a successful, profitable center. The Marketing Department is responsible for implementing two separate marketing strategies to support both the individual development of the Childtime and Tutor Time brands, as well as providing marketing and sales training and support for both corporate and franchise centers.

      The core marketing strategy for the Company is to focus on developing cost-efficient programs that drive enrollments, especially during the peak periods of Back to School, Summer Camp, and Winter Enrollment. The Company’s primary year-long advertising strategy is Yellow Pages, the top source of new enrollments each year. Other year-long marketing initiatives include: media relations, community events, customer referrals, collateral material development and Internet marketing. Peak enrollment period advertising strategies consist of using several mediums in each center’s area to saturate the marketplace during a set time period and may consist of: direct mail, radio, Val-Pak, ADVO, and ads in local publications. All marketing materials are customized with the nearest centers information as well as a toll-free number and Website address where interested customers can obtain more information about the Company or their nearest center.

Seasonality

      Generally, the Company’s accounting periods are organized into 13 four-week periods, with 4 four-week periods comprising the first fiscal quarter and 3 four-week periods comprising each of the second, third and fourth fiscal quarters. Consequently, the Company’s revenues, gross profit and operating results for the first quarter are favorably impacted by the additional four weeks included in that quarter. Periodically, as was the case in fiscal 2004, due to the Company’s closing the fiscal year on the Friday closest to March 31, the Company will have five weeks in the thirteenth period of its fiscal year.

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

Personnel

      As of April 2, 2004, the Company employed approximately 7,500 persons (including part-time and substitute caregivers), of which 100 are employed at the corporate headquarters in Michigan, 19 are employed at regional offices and 33 are employed as Area Managers or Franchise District Managers. The remainder are employed at the Company’s child care centers. Center employees include Center Directors, Assistant Directors, full-time and part-time teachers, caregivers, substitute caregivers, aides and other staff, including cooks and van drivers. All Center Directors, Regional Managers, Area Managers and most corporate supervisory personnel are salaried; all other employees are paid on an hourly basis. The Company does not have an agreement with any labor union and believes that its relations with its employees are favorable.

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

      For the fiscal year ended April 2, 2004, approximately 22% of the Company’s revenues were generated from federal and state child care assistance programs, primarily the Child Care and Development Block Grant and At-Risk Programs. These programs are typically designed to assist low-income families with child care expenses and are administered through various state agencies. Although no federal license is required at this time, there are minimum standards that must be met to qualify for participation in certain federal programs. There is no assurance that funding for such federal and state programs will continue at current levels and a significant reduction in such funding may have an adverse impact on the Company.

      There are certain tax incentives for parents utilizing child care programs. Section 21 of the Internal Revenue Code provides a federal income tax credit ranging from 20% to 35% of certain child care expenses for “qualifying individuals” (as defined therein). The fees paid to the Company for child care services by eligible taxpayers qualify for the tax credit, subject to the limitations of Section 21. For 2002, 2003 and 2004 the tax credit ranges from 20% to 35% of qualifying child care expenses and is limited to $3,000 for one child and $6,000 for two or more children. Therefore, the maximum credits range from $600 to $1,050 for one child and $1,200 to $2,100 for two or more children. Tax incentives provided under the Internal Revenue Code are subject to change.

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

Insurance

      The Company’s insurance program currently includes the following types of policies: workers compensation, commercial general and automobile liability, commercial property, director and officer liability, flood coverage in applicable locations, excess “umbrella” liability, and a medical payment program for accidents which provides secondary coverage for each child enrolled in a Company center. The policies provide for a variety of coverages and are subject to various limits and deductibles. For fiscal 2003 and 2002, the Company’s policies for workers compensation had a deductible of $250,000 per occurrence. For fiscal 2004, the workers compensation did not have a deductible. The commercial general liability policy has a $1,000,000 limit per occurrence, with a $3,000,000 general aggregate limit per location. There is a separate limit for sexual abuse and molestation coverage of $1,000,000 for each occurrence and $3,000,000 in the aggregate, with defense limits of $1,000,000 per occurrence and $3,000,000 in the aggregate. The Company also has excess “umbrella” coverage, relating to general liabilities (exclusive of sexual/physical abuse claims) in the amount of $20,000,000 per year. Management believes the Company’s current insurance coverages are adequate to meet its needs.

Item 2. Properties

      The following table shows the locations of the Company’s centers, including those operated under management contracts, as of April 2, 2004 (the numbers reflect the number of centers in that state or country):

		Tutor Time

	Childtime	Corporate	Franchise	Total

Arizona	21	0	18	39
California	33	6	28	67
Connecticut	0	1	5	6
Delaware	0	1	1	2
Florida	12	2	11	25
Georgia	15	0	2	17
Illinois	6	10	2	18
Indiana	0	0	1	1
Iowa	3	0	0	3
Kansas	0	2	0	2
Maryland/ DC	12	0	0	12
Massachusetts	0	1	0	1
Michigan	17	17	1	35
Minnesota	0	0	8	8
Mississippi	1	0	0	1
Missouri	4	0	3	7
Nevada	7	0	0	7
New Jersey	5	3	7	15
New York	25	14	25	64
North Carolina	12	0	5	17
Ohio	22	1	1	24
Oklahoma	8	0	0	8
Pennsylvania	1	3	2	6
Texas	43	1	5	49
Virginia	13	0	0	13
Washington	8	1	0	9
Wisconsin	1	0	0	1
Canada	0	1	1	2
Hong Kong	0	0	2	2
Indonesia	0	0	7	7
Philippines	0	0	2	2

Total	269	64	137	470

      As of April 2, 2004, the Company operated 269 Childtime centers and 64 Tutor Time corporate centers. Of the Childtime centers, 222 were operated under lease or operating agreements, 38 were owned and nine were operated under management contracts. Of the Tutor Time corporate centers, all 64 were under lease agreements. Both the Childtime and Tutor Time leases have terms ranging from 1 to 25 years, often with renewal options, with most leases having an initial term of 5 to 20 years. The leases typically require the Company to pay utilities, maintenance, insurance and property taxes, and some provide for contingent rentals if the center’s revenues exceed a specified base level. In addition, the Company serves as guarantor on 59 franchise leases.

      As of April 2, 2004, the Company had leases or operating agreements with initial terms (including renewal options) expiring as follows:

	Number of Leases or
Fiscal Year	Operating Agreements Expiring

2004-2005	27	*
2006-2007	50
2008-2011	81
2012 and later	131

Total	289

*	Includes one U.S. Government operating contract with indefinite terms

Item 3. Legal Proceedings

      Various legal actions and other claims are pending or could be asserted against the Company including pending claims relating to exposure to mold and other contaminants resulting from the condition of one of the Company’s centers. In addition, the Company has and will continue to vigorously protect its rights against parties that violate franchise agreements or infringe on its intellectual property rights. Litigation is subject to many uncertainties; the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company beyond amounts already accrued.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 4A. Executive Officers of the Registrant

      The information regarding executive officers of the Company contained in Item 10 of this Report as it appears in Part III of this Report is incorporated herein by reference.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

      The following table sets forth the high and low bid prices of the Company’s Common Stock for the fiscal years ended April 2, 2004 and March 28, 2003 (beginning October 11, 2002), as reported on The Nasdaq SmallCap Market, and the high and low sales prices, as reported on The Nasdaq Market System through October 10, 2002. These quotations represent prices between dealers and do not include retail mark-ups, mark-downs or other fees or commissions and may not represent actual transactions.

	Common Stock
	Bid Prices

	High	Low

Fiscal 2004:
1st Quarter	$2.93	$0.50
2nd Quarter	$2.50	$1.58
3rd Quarter	$2.55	$0.01
4th Quarter	$2.42	$1.60
Fiscal 2003:
1st Quarter	$3.70	$2.56
2nd Quarter	$3.00	$1.16
3rd Quarter	$1.80	$0.98
4th Quarter	$1.28	$0.32

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

      As of June 23, 2004, there were approximately 820 holders of the Company’s Common Stock (including individual participants in security position listings).

Item 6. Selected Financial Data

      The following table sets forth, for the periods indicated, selected data from the Company’s financial statements. This table should be read in conjunction with Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and with the Company’s Consolidated Financial Statements and related Notes for the year and period ended April 2, 2004 appearing elsewhere in this Report.

Childtime Learning Centers, Inc. and Consolidated Subsidiaries

	April 2,	March 28,	March 29,	March 30,	March 31,
	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Revenue from Learning Center Operations	$199,393	$171,818	$139,602	$144,167	$125,905
Revenue from Franchise Operations	6,715	3,763	—	—	—

Revenue, net	206,108	175,581	139,602	144,167	125,905
Operating expenses of Learning Centers	179,542	155,938	123,126	124,836	107,733

Gross profit	26,566	19,643	16,476	19,331	18,172
Provision for doubtful accounts	1,317	1,240	1,299	399	381
General and administrative expenses	18,951	16,561	11,996	8,825	7,598
Depreciation and amortization expenses(1)	4,063	3,509	4,719	4,723	3,379
Exit and closure expenses	251	1,051	578	4,000	—
Mold remediation expense	—	—	1,005	—	—
Failed merger costs	—	—	952	—	—
Intangible asset impairment charges(2)	—	4,181	1,693	1,447	—
Fixed asset impairment charges(2)	—	3,401	223	—	282

Operating income (loss)	1,984	(10,300)	(5,989)	(63)	6,532
Interest expense, net	2,127	2,577	458	966	428
Other (income) expense, net	(92)	(84)	(63)	(242)	(274)

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	(51)	(12,793)	(6,384)	(787)	6,378
Income tax provision (benefit)	93	(227)	(2,369)	43	2,398

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	(144)	(12,566)	(4,015)	(830)	3,980
Discontinued operations, net of taxes	(779)	(618)	(20)	496	349

Income (loss) before cumulative effect of change in accounting principle	(923)	(13,184)	(4,035)	(334)	4,329
Cumulative effect of change in accounting principle(2)	—	(4,967)	—	(275)	—

Net income (loss)	$(923)	$(18,151)	$(4,035)	$(609)	$4,329

Earnings (loss) per share:
Basic income (loss) before discontinued operations and cumulative effect of change in accounting principle	$(0.01)	$(2.34)	$(0.77)	$(0.16)	$0.76
Discontinued operations, net	(0.04)	(0.12)	(0.00)	0.09	0.06

Basic income (loss) before cumulative effect of change in accounting principle	$(0.05)	$(2.46)	$(0.77)	$(0.07)	$0.82
Cumulative effect of change in accounting principle	—	(0.93)	—	(0.05)	—

Net income (loss)	$(0.05)	$(3.39)	$(0.77)	$(0.12)	$0.82

	April 2,	March 28,	March 29,	March 30,	March 31,
	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Diluted income (loss) before discontinued operations and cumulative effect of change in accounting principle	$(0.01)	$(2.34)	$(0.77)	$(0.16)	$0.76
Discontinued operations, net	(0.04)	(0.12)	(0.00)	0.09	0.06

Diluted income (loss) before cumulative effect of change in accounting principle	$(0.05)	$(2.46)	$(0.77)	$(0.07)	$0.82
Cumulative effect of change in accounting principle	—	(0.93)	—	(0.05)	—

Net income (loss)	$(0.05)	$(3.39)	$(0.77)	$(0.12)	$0.82

Weighted average shares outstanding	17,820	5,362	5,234	5,102	5,271

Selected Balance Sheet Data:
Total Assets	$85,619	$83,945	$74,115	$74,111	$71,174
Total long-term debt	$8,397	$29,631	$3,196	$4,224	$4,214
Total shareholders’ equity	$37,006	$25,813	$43,482	$47,236	$44,939
Selected Operating Data:
Number of centers (at end of period)	333	339	286	304	293

(1)	In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company did not amortize goodwill for the fiscal years ended April 2, 2004 and March 28, 2003. If goodwill amortization had not been recorded for the prior periods, net income (loss) and earnings (loss) per share as shown above would have been as follows:

	Net Income	Earnings (Loss)
	(Loss)	Per Share

	(In millions)
2002	$(2.9)	$(0.55)
2001	$0.8	$0.15
2000	$5.2	$0.99

(2)	During the second quarter of 2003, the Company completed the implementation of SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment in accordance with the provisions of SFAS No. 142. The Company completed its impairment test and recorded an impairment loss of $5.0 million (net of a tax benefit of $0.9 million) as a cumulative effect of a change in accounting principle. In addition, as a result of continuing weakening economic conditions, the Company tested for goodwill impairment as of October 11, 2002, and recorded an impairment loss during the second quarter of $4.2 million. Due to the continuing weakening economic conditions, the Company also tested for long-lived asset impairment, which consists primarily of equipment, leasehold improvements and other assets, as of October 11, 2002, in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company employed a cash flow analysis in conducting its impairment test. The Company completed its impairment test and recorded an impairment loss of $3.5 million, including $0.1 million in discontinued operations, which impacted the Childtime reporting segment.

The impairment charges shown for fiscal years ended March 2002, 2001 and 2000 reflect charges for the write-down of goodwill and fixed assets determined in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      The Company utilizes a 52-53 week fiscal year ending on the Friday closest to March 31. Fiscal 2004 ended April 2, 2004 and contained 53 weeks. Fiscal 2003 ended March 28, 2003 and contained 52 weeks. Results of Operations comparisons will be impacted by the additional week in fiscal 2004.

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

      In fiscal 2004, the Company opened four new franchise and two new corporate Tutor Time centers. The Company also transferred one corporate center to a franchise owner. During the year, the Company chose to discontinue operations for seven of its corporate Childtime locations that were not performing or whose contracts expired. Three franchise centers were also closed during 2004. During fiscal 2003, the Company added 63 Learning Centers, which included the 58 Tutor Time Learning Centers acquired at the end of the first quarter of 2003, closed ten and transferred two Learning Centers to franchisees. The Company also closed nine centers during fiscal 2003, whose leases were rejected as part of the Tutor Time purchase transaction. Also during fiscal 2003, the Company acquired the Tutor Time franchise business, consisting of 124 franchise centers, franchised 15 additional centers, terminated three franchise centers and took over the operations of one franchise center.

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

Critical Accounting Policies

      Childtime prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. In preparing these statements management makes certain estimates, judgments and assumptions, which affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of revenue and expenses for each period presented. The application of the Company’s accounting policies, in certain instances, requires the exercise of judgment and assumptions that pertain to future uncertainties and as a result, actual future results could differ from management’s estimates. The accounting policies management believes are critical in the preparation of the Company’s financial statements relate to revenue recognition, accounts receivable, impairment of long-lived assets, liability for workers compensation insurance obligations, and the consolidation of variable interest entities.

      Revenue Recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin 101, which requires that the following criteria be met before recognizing revenue: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectibility is reasonably assured. The Company’s revenues consist primarily of tuition paid by parents, supplemented in some cases by payments (either partial or in total) from government agencies. Each agency has its own set of guidelines, including record keeping requirements, in administering subsidies and management must constantly monitor affected centers to ensure compliance. Revenues also include, to a lesser degree, management fees paid by corporate sponsors and franchise royalties and fees. Tuition revenue is recognized as services are performed. In some centers, the Company receives payment in advance of services being rendered, in which case, revenue is deferred until the services have been provided. Franchise fees and site development fees are recognized as revenue at the time the franchise center opens. Royalty income related to franchise operations is recognized as revenue is earned by franchisees.

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

      Impairment of Intangible and Long-lived Assets under SFAS 142 and SFAS 144. During the second quarter of 2003, the Company completed the implementation of SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is no longer amortized. Instead, goodwill and intangible assets with indefinite lives are tested for impairment in accordance with the provisions of SFAS 142. The Company employed a discounted cash flow analysis to compute fair value in conducting its impairment tests under SFAS 142. The Company also tests for long-lived asset impairment, which consists primarily of equipment, leasehold improvements and other assets, as of October 11, 2002, in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company employed a cash flow analysis in conducting its impairment test. At the end of fiscal 2003 and 2004, the Company again tested for impairment using the discounted, forecasted cash flows for the three segments of the Company — Childtime corporate, Tutor Time corporate and Franchise operations. These cash flows were compared to the fair value of intangible and long-lived assets for each segment, and it was determined that there was no further impairment. Assumptions and estimates about future cash flows are subjective in nature and can be affected by a variety of factors, such as the economy, regulatory changes and changes in state mandated programs. There is a potential for impairment charges in future years that would reduce operating income and asset values on our balance sheet.

      Liability for Workers Compensation Insurance Obligations. The Company has self-insured a significant portion of its workers compensation insurance plans except during fiscal 2004. The full extent of certain liabilities, in many cases, may not become fully recognized for several years. The Company, therefore, estimates the potential obligation for liabilities which have been incurred but not yet reported based upon historical data and experience, and utilizes an outside consulting firm to assist the Company in developing these estimates. Although management believes that the amounts accrued for these obligations are sufficient, any significant increase in either the number of claims and/or costs associated with claims made under these plans could have a material effect on the Company’s financial results.

      Consolidation of Variable Interest Entities. During fiscal 2004 the Company implemented FIN 46, “Consolidation of Variable Interest Entities”. In accordance with FIN 46, the Company has determined that some of its franchise operations are variable interest entities (VIE) and the Company has variable interests in these entities including royalty payments and in some cases debt, leasing arrangements and lease guarantees. The Company has evaluated, and will continue to evaluate, these relationships. Two franchise have been identified in which the Company is the primary beneficiary and these two franchises have been included in the 2004 consolidated financial statements.

Results of Operations

     Fiscal 2004 Compared to Fiscal 2003

	Fiscal Year	Percent	Fiscal Year	Percent		Change
	Ended	of	Ended	of		Amount
	April 2, 2004	Revenues	March 28, 2003	Revenues		(in Dollars)

Revenue from Learning Center Operations	$199,393	96.7%	$171,818	97.9%		$27,575
Revenue from Franchise Operations	6,715	3.3%	3,763	2.1%		2,952

Revenue, net	206,108	100.0%	175,581	100.0%		30,527
Operating expenses of Learning Centers	179,542	87.1%	155,938	88.8%		23,604

Gross profit	26,566	12.9%	19,643	11.2%		6,923
Provision for doubtful accounts	1,317	0.6%	1,240	0.7%		77
General and administrative expenses	18,951	9.2%	16,561	9.4%		2,390
Depreciation and amortization expenses	4,063	2.0%	3,509	2.0%		554
Exit and closure expense	251	0.1%	1,051	0.6%		(800)
Intangible asset impairment charges	—	0.0%	4,181	2.4%		(4,181)
Fixed asset impairment charges	—	0.0%	3,401	1.9%		(3,401)

Operating Income (loss)	1,984	1.0%	(10,300)	(5.9%	)	12,284

      Revenues, net. Net revenues for fiscal 2004 increased $30.5 million, or 17.4%, from fiscal 2003 to $206.1 million. Of this increase, $4.1 million, or 13.4% was a result of the additional week in fiscal 2004. Learning Center revenues increased $27.6 million or 16.1%, of which $22.1 million was contributed by Tutor Time Learning Centers. This was primarily a result of Tutor Time being acquired at the end of the first quarter of fiscal 2003 and having a full year of operating results in fiscal 2004. Childtime Learning Centers revenues increased $4.2 million, with comparable Childtime center revenues (centers opened more than 18 months) increasing 1.1%. Revenue attributable to the consolidation of 2 franchise arrangements considered variable interest entities (see Note 19 to the Company’s Notes to Consolidated Financial Statements) accounted for $1.2 million of the 2004 increase. Franchise Operations revenues increased $2.9 million, primarily a result of Tutor Time being acquired at the end of the first quarter of fiscal 2003.

      Operating expenses of Learning Centers. Operating expenses for fiscal 2004 increased $23.6 million, or 15.1%, from fiscal 2003 to $179.5 million. The increase was primarily a result of additional operating expenses (including personnel and center supplies) attributable to increased Learning Center enrollments. Operating expenses as a percentage of revenue from Learning Center Operations decreased to 87.1% for fiscal 2004, from 88.8% for fiscal 2003. This decrease was a result of Franchise Operations revenues increasing as a percentage of total revenues, improved labor efficiency, and a reduction in start-up costs that were incurred with new center openings in fiscal 2003, partially offset by increased occupancy costs of newly opened Tutor Time centers.

      Gross profit. Gross profit for fiscal 2004 increased $6.9 million, or 35.2%, from fiscal 2003 to $26.6 million. This increase was a result of a $4.0 million increase in Learning Center Operations and a $2.9 million increase in Franchise Operations gross profits. The increase in Learning Center gross profit was primarily a result of increased revenues and improved labor efficiency. The increase in Franchise Operations gross profit was a result of increased revenues. Gross profit percentages for fiscal 2004 by segment were 12.4% for Childtime centers (as compared to 11.6% for fiscal 2003), 3.5% for Tutor Time centers (as compared to (0.8)% for fiscal 2003) and 100.0% for Franchise Operations for both years. The increase in the Childtime centers gross profit is attributable to improved labor efficiency. The increase in Tutor Time centers gross profit is attributable to improved labor efficiency and a reduction in start-up costs that were incurred with new center openings in fiscal 2003, partially offset by increased occupancy costs of newly opened Tutor Time centers.

      Provision for doubtful accounts. Provision for doubtful accounts for fiscal 2004 was $1.3 million, compared to $1.2 million in fiscal 2003. The increase was a result of increased receivables, partially offset by improved Franchise Operations collections.

      General and administrative expenses. General and administrative expenses for fiscal 2004 increased $2.4 million, or 14.4%, from fiscal 2003 to $19.0 million. The increase was primarily a result of increased expenses associated with a full year of supporting the Tutor Time centers. As a percentage of net revenue, however, general and administrative expenses have decreased from 9.4% for fiscal 2003 to 9.2% for fiscal 2004 as a result of higher revenues in the current year and the reduction of certain Tutor Time expenses after integration.

      Depreciation and amortization expense. Depreciation and amortization expenses for fiscal 2004 increased $0.6 million from fiscal 2003 to $4.1 million. This increase was primarily a result of depreciation and amortization expenses associated with a full year of operations associated with the Tutor Time centers.

      Exit and closure expenses. For fiscal 2004, the Company recorded exit and closure expenses of $0.3 million compared to $1.1 million in fiscal 2003. The expenses for fiscal 2004 were to increase reserves. Of the expenses for fiscal 2003, $0.7 million related to the closure of three centers closed during the year and the remaining $0.4 million was to increase reserves. The reserve adjustments related to previously closed centers and were made as a result of current real estate market conditions. During fiscal 2004 and fiscal 2003, the Company made cash payments of $1.0 million and $0.9 million, respectively, related to lease termination costs.

      Impairment charges. During fiscal 2003, the Company incurred an expense of $4.2 million as a result of an evaluation done under SFAS No. 142, Goodwill and Other Intangible Assets. During fiscal 2003, the Company incurred an expense of $3.5 million, including $0.1 million in discontinued operations as a result of an evaluation done under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There were no charges for these items in fiscal 2004.

      Operating income/(loss). As a result of the foregoing changes, the Company’s operating income was $2.0 million for fiscal 2004, compared to operating losses of ($10.3) million for fiscal 2003.

      Interest expense. Interest expense for fiscal 2004 was $2.1 million, compared to $2.6 million for fiscal 2003. This decrease was a result of the issuance of common stock to repay long term debt through the Company’s Rights Offering in fiscal 2003.

      Income tax provision/(benefit). Income tax provision for fiscal 2004 was $0.1 million, all of which relates to state and local taxes, compared to a benefit of ($0.2) million for fiscal 2003. The tax benefit for 2003 is a result of carrying back net operating losses to prior years net of the establishment of valuation reserves.

      Discontinued operations, net of taxes. Discontinued operations, net of taxes, for fiscal 2004 was ($0.8) million, compared to ($0.6) million for fiscal 2003. The additional losses for fiscal 2004 were a result of operating losses and lease termination costs associated with closed centers.

      Cumulative effect of change in accounting principle. An adjustment of $5.0 million as the cumulative effect of goodwill impairment under SFAS 142, Goodwill and Other Intangibles, was made for fiscal 2003. This amount was reduced by a tax benefit of $0.9 million, which has been reduced by a valuation reserve. There was no charge for this item in fiscal 2004.

      Net loss. As a result of the foregoing changes, net loss for fiscal 2004 was ($0.9) million, compared to net a loss of ($18.2) million for fiscal 2003.

     Fiscal 2003 Compared to Fiscal 2002

	Fiscal Year	Percent		Fiscal Year	Percent		Change
	Ended	of		Ended	of		Amount
	March 28, 2003	Revenues		March 29, 2002	Revenues		(in Dollars)

Revenue from Learning Center Operations	$171,818	97.9%		$139,602	100.0%		$32,216
Revenue from Franchise Operations	3,763	2.1%		—	0.0%		3,763

Revenue, net	175,581	100.0%		139,602	100.0%		35,979
Operating expenses of Learning Centers	155,938	88.8%		123,126	88.2%		32,812

Gross profit	19,643	11.2%		16,476	11.8%		3,167
Provision for doubtful accounts	1,240	0.7%		1,299	0.9%		(59)
General and administrative expenses	16,561	9.4%		11,996	8.6%		4,565
Depreciation and amortization expenses	3,509	2.0%		4,719	3.4%		(1,210)
Exit and closure expense	1,051	0.6%		578	0.4%		473
Mold remediation expense	—	0.0%		1,005	0.7%		(1,005)
Failed merger costs	—	0.0%		952	0.7%		(952)
Intangible asset impairment charges	4,181	2.4%		1,693	1.2%		2,488
Fixed asset impairment charges	3,401	1.9%		223	0.2%		3,178

Operating income (loss)	(10,300)	(5.9%	)	(5,989)	(4.3%	)	(4,311)

      Revenues, net. Net revenues for fiscal 2003 increased $36.0 million, or 25.8%, from fiscal 2002 to $175.6 million. The increase was the result of additional revenues of $32.2 million contributed by Tutor Time centers and $3.8 million contributed by Franchise Operations. Childtime center revenues were substantially unchanged, with continuing center revenue increases of $2.9 million offset by the loss of revenues from closed centers of $2.9 million. Comparable Childtime center revenues (centers opened more than 18 months) increased $1.8 million or 1.3%. Revenues from closed centers relate to centers closed in fiscal 2002 or fiscal 2003 that would not be considered under the scope of SFAS 142 and therefore are not included in discontinued operations.

      Operating expenses of Learning Centers. Operating expenses for fiscal 2003 increased $32.8 million, or 26.6%, from fiscal 2002 to $155.9 million. The increase was a result of additional operating expenses of $32.4 million for Tutor Time centers and an increase of operating expenses of $0.4 million for Childtime centers. The operating expenses increase for Childtime centers was primarily in personnel, where wage increases were implemented prior to tuition increases, and occupancy costs that rose with inflation on comparable revenues. These costs were partially offset by other operating costs, which decreased. For fiscal 2003, operating expenses as a percentage of revenue from Learning Center Operations increased to 88.8%, from 88.2% for fiscal 2002. This increase was a result of higher operating costs in the acquired Tutor Time centers, costs incurred in center openings and closings, and higher Childtime center costs.

      Gross profit. Gross profit for fiscal 2003 increased $3.2 million, or 19.2%, from fiscal 2002 to $19.6 million. The increase was attributable to $3.8 million contributed by Franchise Operations offset by ($0.3) million contributed by Tutor Time centers and a ($0.3) million decrease by Childtime centers. Gross profit percentages for fiscal 2003 by segment were 11.6% for Childtime centers (as compared to 11.8% for fiscal 2002), (0.8)% for Tutor Time centers and 100.0% for Franchise Operations. The decrease in the Childtime centers gross profit is attributable to increased personnel costs, where wage increases were implemented prior to tuition increases, and occupancy costs that rose with inflation on comparable revenues.

      Provision for doubtful accounts. Provision for doubtful accounts for fiscal 2003 was $1.2 million, as compared to $1.3 million in fiscal 2002.

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

      Exit and closure expenses. The Company instituted a restructuring program in fiscal 2001 and incurred a charge of $4.0 million in March 2001. In this regard, the Company closed all 10 of its Oxford Learning Centers of America and identified 19 under-performing centers to be closed in fiscal 2002. As of March 28, 2003, 18 of the under-performing centers had been closed. One center was operating profitably and the Company has decided not to close this center. Approximately 200 employees were involuntarily terminated in connection with the closures of Oxford Learning Centers of America and the 18 under-performing Childtime centers. For fiscal 2003, the Company recorded exit and closure expenses of $1.1 million. Of this amount, $0.7 million related to the closure of three additional centers not included in the 2001 restructuring program. The remaining $0.4 million was to increase reserves related to the 2001 restructuring program, as a result of current real estate market conditions. During fiscal 2003, the Company made cash payments of $0.9 related to lease termination costs.

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

      Operating (loss). As a result of the foregoing changes, the Company’s operating losses were ($10.3) million for fiscal 2003 compared to operating losses of ($6.0) million for fiscal 2002.

      Interest expense. Interest expense for fiscal 2003 was $2.6 million compared to $0.5 million for fiscal 2002. This increase was a result of indebtedness incurred in connection with the acquisition of Tutor Time, partially offset by the reduction of interest rates on variable rate indebtedness.

      Income tax benefit. Income tax benefit for fiscal 2003 was $0.2 million compared to $2.4 million for fiscal 2002. The effective tax rate was 1.8% for fiscal 2003 compared to 37.1% for fiscal 2002. The tax benefits and rates for fiscal 2003 were reduced due to the establishment of valuation reserves.

      Discontinued operations, net of taxes. Discontinued operations, net of taxes, for fiscal 2003 was ($0.6) million, compared to ($0.0) million for fiscal 2002. The additional losses for fiscal 2003 were a result of operating losses, lease termination costs and SFAS No. 142 and SFAS No. 144 impairments.

      Cumulative effect of change in accounting principle. An adjustment of $5.0 million as the cumulative effect of goodwill impairment under SFAS 142, Goodwill and Other Intangibles, was made for fiscal 2003. This amount was reduced by a tax benefit of $0.9 million, which has been reduced by a valuation reserve. There was no charge for this item in fiscal 2002.

      Net loss. As a result of the foregoing changes, net loss for fiscal 2003 was ($18.1) million, compared to net a loss of ($4.0) million for fiscal 2002.

Liquidity and Capital Resources

      The Company’s primary cash requirements currently consist of its funding of losses from operations, expenses associated with planned center openings, repayment of debt, maintenance and capital improvement of existing centers, and funding lease termination costs in conjunction with its restructuring program. The Company expects to fund cash needs through the revolving credit facility, described below, and cash generated from operations. The Company has also funded cash needs through sale leaseback transactions, as described in

Note 7 of the Company’s Notes to Consolidated Financial Statements. The Company may evaluate alternative forms of funding and new arrangements may be entered into in the future. The Company experiences decreased liquidity during the calendar year-end holidays due to decreased attendance. While new enrollments are generally highest during the traditional fall “back to school” period and after the calendar year-end holidays, enrollment generally decreases during the summer months and calendar year-end holidays. Should cash flow generated from operations and borrowings available under the revolving credit facility not be adequate to provide for its working capital and debt service needs, the Company will attempt to make other arrangements to provide needed liquidity. No assurance can be given that such sources of capital will be sufficient.

      On January 31, 2002, the Company entered into an Amended and Restated Credit Agreement. This agreement, as further amended, provides a $13.7 million revolving line of credit that will mature on June 30, 2005. It is collateralized by the Company’s receivables, equipment and real estate, with interest payable at a variable rate, at the Company’s option, based on either the prime rate or the Eurodollar rate. There were outstanding borrowings of $5.4 million at April 2, 2004, and outstanding borrowings of $13.0 million at March 28, 2003. Outstanding letters of credit reduced the availability under the line of credit in the amount of $2.1 million at April 2, 2004, and $2.5 million at March 28, 2003 (see Note 5 of the Company’s Notes to Consolidated Financial Statements). As of April 2, 2004 and March 28, 2003, unused amounts available for borrowing under this line of credit were $6.2 million and $2.0 million, respectively.

      Under this agreement, the Company is required to maintain certain financial ratios and other financial conditions. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets and transactions with affiliates. During the second quarter of fiscal 2004, the Company had not maintained minimum consolidated EBITDA levels. The Company’s lender provided waivers for this non-compliance. The Amended and Restated Credit Agreement was further amended and the Company was in compliance with the agreement as of April 2, 2004.

      Net cash provided (used) by operating activities was ($1.8) million for fiscal 2004 compared to $1.5 million for fiscal 2003. During fiscal 2004, financing activities totaled $4.5 million and consisted primarily of the issuance of shares net of issuance cost of $12.0 million, proceeds from sale leaseback of $10.1 million, the issuance of subordinated notes of $3.5 million and a $1.6 million increase in drafts payable, offset by repayments of long-term debt of $15.1 million and repayments on the line of credit of $7.6 million. During fiscal 2003, financing activities totaled $22.4 million and consisted primarily of net borrowings on the revolving line of credit of $10.5 million, the issuance of long-term debt of $14.0 million, and a $0.9 million increase in drafts payable. Investing activities were $3.8 million for fiscal 2004, of which $4.0 million was used for capital spending which was partially offset by $0.2 million of proceeds from asset sales. Investing activities were $26.2 million for fiscal 2003, of which $21.7 million was associated with the purchase of Tutor Time, and $5.0 million was used for capital spending which was partially offset by $0.6 million of proceeds from asset sales. Net accounts receivable increased to $9.4 million at April 2, 2004, from $8.1 at March 28, 2003. This increase was primarily due to the slower collection of receivables from various state child child-care assistance agencies.

      On May 16, 2003, the Company completed a Rights Offering under which it issued 100,000 units at $158.52 per unit. Total proceeds from the offering were $15.9 million, of which $12.4 million ($11.6 million net of expenses) was for the issuance of 14.1 million shares of common stock and $3.5 million was Subordinated Debt. The proceeds of the offering were used to pay off the balance, which included accrued interest, or the Subordinated Debt to Jacobson Partner Group.

      On July 19, 2002, the Company acquired the assets of Tutor Time Learning Systems, Inc., for an aggregate purchase price of approximately $22.8 million, including acquisition costs, plus the assumption of certain liabilities. The assets acquired by the Company consisted of substantially all of the operating assets and contract rights used by Tutor Time in its child care operations, which were comprised of 198 company-owned and franchised child care centers operating in 23 states and internationally, and were purchased to improve the range of the Company’s product offering and to enter the child care franchise business. The Tutor Time acquisition was financed, in part, through the Company’s $17.5 million secured bank credit facility as well as the issuance of $14 million of subordinated loans. The subordinated loans were extended by the JP Acquisition Fund Group (see “Related Party Transactions” below) to fund the balance of the Tutor Time acquisition purchase price and to provide related working capital. The related subordinated notes had an original maturity of December 31, 2004 and bore interest at 15%, of which 7% was payable in cash, with the balance payable in kind by the issuance of additional subordinated notes.

      During fiscal 2003, the Company entered into interest rate swap contracts to manage its exposure to fluctuations in interest rates relating to the revolving line of credit. Swap contracts fix the interest payments of floating rate debt instruments. As of April 2, 2004, contracts representing $5.0 million of notional amount were outstanding with maturity dates of November 2005 and January 2006. These contracts provide for the Company to pay interest at an average fixed rate of 2.98% in return for receiving interest at a floating rate of three month LIBOR, which is reset in three month intervals. The fair value of interest rate swap agreements is subject to changes in value due to changes in interest rates. During fiscal 2003, the Company recognized a loss of $0.1 million as a result of a decline in the market value of the outstanding interest rate contracts. The value of these contracts was substantially unchanged in fiscal 2004.

Contractual Obligations and Commitments

      At April 2, 2004, aggregate principal payments due on short and long-term debt and operating leases over the next five fiscal years and thereafter are as follows:

		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

	(In thousands)
Short-term debt	$3,328	$3,328	$—	$—	$—
Long-term debt	8,397	—	4,854	3,543	—
Sale leaseback obligations	10,157	19	88	125	9,925
Operating leases	283,451	31,148	57,350	47,585	147,368

Total	$305,333	$34,495	$62,292	$51,253	$157,293

Included in operating leases above, are obligations totaling $5.7 million related to closed centers. The Company has accrued as of April 2, 2004, $0.4 million in exit and closure expenses related to these lease payments. The Company is primarily liable on approximately $0.8 million for lease assignments (included in the $5.7 million for closed centers) already negotiated in connection with certain lease terminations resulting from the fiscal 2001 restructuring program. The Company expects to assign the remaining amounts to a third party or negotiate reductions with the landlord (see Note 13 of the Company’s Notes to Consolidated Financial Statements).

      A subsidiary of the Company is primarily or contingently liable for many of the leases of Tutor Time’s franchisees. In an effort to build its franchisee network, Tutor Time either leased the prospective site for a franchisee, with a subsequent sublease of the site to the franchisee, or provided a lease guarantee to the landlord for the benefit of the franchisee in exchange for a monthly lease guarantee fee payable by the franchisee that is based upon the monthly rent expense of the guaranteed lease. The payments the Company could be required to pay related to leases and guarantees aggregates $89.4 million and $20.5 million, respectively, in case of default by the franchisee. Should the Company be required to make payments under these leases, it may assume obligations for operating the center. Should the center not be economically viable, the Company will make provision for the lease termination at that time. The Company has taken over operations for a center previously operated by a franchisee as a result of a default under the franchisee’s lease and intends to continue to operate this center. Additionally, the Company has been notified by the landlords of five locations that the franchisee is in default and the approximate liability for these defaults is $0.3 million. Other than with respect to the foregoing locations, the Company does not anticipate that it will be required to make payments under any of these leases or guarantees, does not believe that any payments are likely and has not recorded any related liability. At April 2, 2004, aggregate potential payments on leases and guarantees over the next five fiscal years and thereafter are as follows:

		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

	(In thousands)
Franchise Lease Guarantees	$20,494	$2,171	$4,308	$2,736	$11,279
Franchise Lease Commitments	89,419	7,543	22,274	13,613	45,989

Total	$109,913	$9,714	$26,582	$16,349	$57,268

Related Party Transactions

      In July 2000, the Company retained Jacobson Partners to provide management and financial consulting services. Jacobson Partners is a private equity firm of which Benjamin R. Jacobson, the Chairman of the Board of the Company, is the managing general partner, and James J. Morgan, a director and former Chairman of the Board and Interim Chief Executive Officer, and Paula L. Gavin, a director of the Company and a member of the Compensation Committee, are partners. As consideration for the provision of such services to the Company and its Board of Directors, Jacobson Partners is entitled to receive an annual fee of $250,000, plus reimbursement of reasonable out-of-pocket expenses. The agreement will continue in effect until terminated by either party upon six months’ prior written notice. As additional consideration for the provision of such services, Jacobson Partners acquired 294,117 shares pursuant to a stock option granted in 2002. Such shares are subject to registration rights until July 2007.

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

      In July 2002, to provide a majority of the funding to finance the Company’s acquisition of substantially all of the assets of Tutor Time Learning Systems, Inc., and to provide related working capital, the JP Acquisition Fund Group, a group of lenders organized by Jacobson Partners, loaned the Company an aggregate of $14,000,000. The loans were evidenced by subordinated notes which bore interest at the rate of 15% per annum (of which only 7% was payable in cash unless certain conditions were met, with the rest payable in kind with the issuance of additional subordinated debt) and had an original maturity of December 31, 2004. Lenders included JP Acquisition Fund II, L.P. and JP Acquisition Fund III, L.P., entities controlled and managed by affiliates of Jacobson Partners, Mr. Jacobson, Mr. Morgan and Mr. George Kellner, a former Chairman and Vice Chairman of the Board of Directors.

      Also in July 2002, certain members of the JP Acquisition Fund Group (the “Optionees”) agreed to arrange for the Company to obtain a standby purchase commitment in connection with the Company’s proposed rights offering. As consideration for such commitment, a Special Committee of the Board of Directors approved the grant to the Optionees of options (the “Standby Commitment Options”) to purchase, in the aggregate, up to 400,000 shares of common stock, until July 19, 2006, at an exercise price of $5.00 per share (approximately 171% of the five-day average of the daily closing prices of the common stock on The Nasdaq National Market System as of July 19, 2002, the date of the agreement). All shares acquired by the Optionees would be subject to registration rights, pursuant to which, until July 6, 2007, the Optionees would have the right to cause the Company to register, at its expense, their shares of common stock, whenever the Company is otherwise registering shares (except in certain circumstances). The option grant to the Optionees was approved by the Company’s shareholders and became effective, and fully vested, upon consummation of the rights offering in May 2003. Optionees receiving Standby Commitment Options included Mr. Jacobson (options for 4,790 shares, including 473 shares reflecting his proportionate interest in options beneficially owned by Jacobson Partners), Mr. Kellner (options for 6,401 shares) and Mr. Morgan (options for 5,303 shares, including 5 shares reflecting his proportionate interest in options beneficially owned by Jacobson Partners).

      In February 2003, prior to the commencement of the Company’s rights offering, the JP Acquisition Fund Group entered into a Standby Securities Purchase Agreement pursuant to which the Group agreed to purchase the securities to be offered as part of the rights offering, which were not subscribed for by shareholders, at the same price to be made available to the Company’s shareholders under the rights offering ($158.52 per unit). In May 2003, upon consummation of the rights offering and the purchases contemplated under the Standby Securities Purchase Agreement, the JP Acquisition Fund Group acquired an aggregate of 76,023 units, consisting of 10,719,243 shares of common stock and $2,660,805 principal amount of subordinated notes. Of such amounts, Mr. Jacobson acquired 887,525 shares and $220,308 of subordinated notes (including 11,069 shares and $2,748 of subordinated notes reflecting his proportionate interest in securities beneficially owned by Jacobson Partners), Mr. Kellner and his spouse acquired 665,802 shares and $165,270 of subordinated notes, and Mr. Morgan acquired 226,569 shares and $56,241 of subordinated notes (including 123 shares and $31 of subordinated notes reflecting his proportionate interest in securities beneficially owned by Jacobson Partners).

      Proceeds of the Company’s rights offering were used to repay the balance of $15.8 million, including accrued interest, of the debt incurred in connection with our Tutor Time acquisition. The subordinated notes issued as part of the rights offering bear interest at 15% per annum, payable quarterly, and are due May 15, 2008. Subject to applicable subordination provisions, these notes may be redeemed, at the Company’s option, at any time and must be redeemed following the occurrence of a “change of control”. In either case, the redemption price is 100% of the principal balance of the notes, plus accrued and unpaid interest on such principal balance to the date of redemption.

      During fiscal 2004, the subordinated notes issued to those lenders related to Jacobson Partners (including notes issued to fund the Company’s Tutor Time acquisition) accrued interest in the following amounts: JP Acquisition Fund II, L.P. and JP Acquisition Fund III, L.P. — $998,000; Mr. Jacobson — $11,000; Mr. Kellner and his spouse — $16,600; and Mr. Morgan — $21,400.

Contingencies

      Various legal actions and other claims are pending or could be asserted against the Company including pending claims relating to exposure to mold and other contaminants resulting from the condition of one of the Company’s centers. In addition, the Company has and will continue to vigorously protect its rights against parties that violate franchise agreements or infringe on its intellectual property rights. Litigation is subject to many uncertainties; the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company beyond amounts already accrued.

New Accounting Pronouncements

      During May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company’s adoption of SFAS 150 has not had a significant impact on its operating results or financial position.

      In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) 51. FIN 46 addresses the consolidation of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIE”) by clarifying the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 provides guidance on how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. On December 23, 2003, the FASB issued FIN 46R, which replaced FIN 46. Among other things, FIN 46R clarified and changed the definition and application of a number of provisions of FIN 46 including de facto agents, variable interests and variable interest entity (“VIE”). FIN 46R also expanded instances when FIN 46 should not be applied. FIN 46R is effective for the Company’s reporting period ended April 2, 2004. See Note 19 of the Company’s Notes to Consolidated Financial Statements.

Wage Increases

      Expenses for center-level salaries, wages and benefits represented approximately 52% of net revenues for fiscal 2004, as compared to approximately 53% of net revenues in fiscal 2003. Management believes that, through increases in tuition rates, the Company can offset any future center-level wage increases caused by adjustments to the federal, state or county minimum wage rates or other market adjustments. However, no assurance can be given that rates can be increased sufficiently to cover such increased costs. The Company continually evaluates its wage structure and may implement changes at targeted local levels.

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

      Interest Rates. The Company has exposure to market risk for changes in interest rates related to its debt obligations. The Company does not have cash flow exposure due to rate changes on its 15% Subordinated Notes in the amount of $3.5 million at April 2, 2004. The Company has cash flow exposure on the revolving line of credit, with an outstanding balance of $5.4 million and its notes payable, with an outstanding balance of $2.8 million, each as of April 2, 2004. These exposures have been partially offset by the Company entering into $5.0 million notional amount of interest rate swap contracts. Accordingly, a 2% (200 basis points) change in the LIBOR rate or the prime rate would have resulted in interest expense changing by approximately $0.2 million for fiscal 2004.

      Foreign Currency Exchange Rates. The Company’s exposure to foreign currency exchange rates is limited to revenues for one company-owned center and royalties for 12 international franchised centers. Based upon the relative size of its foreign operations, the Company does not believe that the reasonably possible near-term change in the related exchange rate would have a material effect on its financial position, results of operations and cash flows.

Item 8. Financial Statements and Supplementary Data

      The financial statements and supplementary data required by this Item are included in the Consolidated Financial Statements set forth on pages F-1 through F-25, attached hereto and found following the signature page of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

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

PART III

Item 10. Directors and Executive Officers of the Registrant

      Set forth below is certain information with respect to the officers of the Company.

Name	Age	Position

William D. Davis	54	President and Chief Executive Officer and Director
Kathryn L. Myers	48	Vice President and Chief Operating Officer
Frank M. Jerneycic	55	Chief Financial Officer and Treasurer
Scott W. Smith	46	Vice President of Human Resources
Ira L. Young	44	Secretary and General Counsel

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

      Kathryn L. Myers has served as the Chief Operating Officer since September 16, 2003. Mrs. Myers previously served for 23 years at Borders Group Inc., most recently as a member of the Executive Committee and the President of Merchandising and Distribution. Mrs. Myers held various positions at Borders, including President, Borders Group Stores, President, Waldenbooks Stores and Senior Vice President, Store Operations —Waldenbooks. Mrs. Myers holds a BS from the University of Michigan.

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

      Additional information required by this Item will be contained in the 2004 Proxy Statement of the Company under the captions, “Election of Directors,” “Other Information Relating to Directors and Nominees,” “Meetings and Committees of the Board of Directors,” “Code of Business Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Item 11. Executive Compensation

      Information required by this Item will be contained in the 2004 Proxy Statement of the Company under the captions, “Compensation of Executive Officers” and “Compensation of Directors,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information required by this Item will be contained in the 2004 Proxy Statement of the Company under the captions, “Election of Directors,” “Voting Securities and Principal Holders” and “Amendment of the 2003 Equity Compensation Plan,” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information required by this Item will be contained in the 2004 Proxy Statement under the captions, “Certain Relationships of Related Party Transactions” and “Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference. Additionally, see Note 9 of the Company’s Notes to Consolidated Financial Statements and “Related Party Transactions” under Item 7 of this Report.

Item 14.	Principal Accountant Fees and Services

      Information required by this Item will be contained in the 2004 Proxy Statement under the Caption “Independent Accountants” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1. Financial Statements

           The financial statements filed with this Report are listed on page F-1.

           2. Financial Statement Schedules

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

      (b) Reports on Form 8-K

1) On February 17, 2004, the Company issued a press release announcing its operating results for the third quarter of fiscal 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 30, 2004.

CHILDTIME LEARNING CENTERS, INC.

By:	/s/ FRANK M. JERNEYCIC

Frank M. Jerneycic,
Chief Financial Officer and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on June 30, 2004.

Signature	Title

/s/ WILLIAM D. DAVIS William D. Davis	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ FRANK M. JERNEYCIC Frank M. Jerneycic	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ JASON K. FELD Jason K. Feld	Director

/s/ PAULA L. GAVIN Paula L. Gavin	Director

/s/ BENJAMIN R. JACOBSON Benjamin R. Jacobson	Director

/s/ KENNETH JOHNSSON Kenneth Johnsson	Director

/s/ JAMES J. MORGAN James J. Morgan	Director

/s/ JERRY KANE Jerry Kane	Director

/s/ BRETT D. SHEVACK Brett D. Shevack	Director

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

Report of Independent Registered Public Accounting Firm

      To the Board of Directors and Shareholders of
Childtime Learning Centers, Inc. and Subsidiaries:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Childtime Learning Centers, Inc. and its subsidiaries at April 2, 2004 and March 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended April 2, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

June 30, 2004

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Fiscal Years Ended

	April 2,	March 28,
	2004	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,377	$2,499
Accounts receivable, net	9,379	8,112
Prepaid expenses and other current assets	5,435	1,771
Income tax receivable	—	1,965

Total current assets	16,191	14,347

Land, buildings and equipment:
Land	9,347	9,362
Buildings	20,443	19,924
Leasehold improvements	12,462	10,304
Vehicles, furniture and equipment	13,599	13,202

	55,851	52,792
Less: accumulated depreciation and amortization	(19,128)	(16,663)

	36,723	36,129
Other noncurrent assets:
Intangible assets, net	30,064	30,812
Refundable deposits and other	2,641	2,657

	32,705	33,469

Total assets	$85,619	$83,945

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$6,810	$5,929
Accrued wages and benefits	7,531	6,491
Current portion of long-term debt	3,328	1,280
Exit and closure expense accrual	448	1,270
Other current liabilities	10,016	12,110

Total current liabilities	28,133	27,080

Long-term debt, net of current portion	8,397	29,631
Deferred rent liability & minority interest	1,945	1,421
Obligations under sale leaseback transactions	10,138	—

Total Liabilities	48,613	58,132

Commitments & Contingencies (See Note 10)
SHAREHOLDERS’ EQUITY
Common Stock, 40,000,000 shares authorized, no par value; 19,809,010 and 5,416,210 issued and outstanding at April 2, 2004 and March 28, 2003, respectively	43,781	31,665
Preferred Stock, 100,000 shares authorized, no par value; no shares issued or outstanding	—	—
Retained earnings (accumulated deficit)	(6,775)	(5,852)

Total shareholders’ equity	37,006	25,813

Total liabilities and shareholders’ equity	$85,619	$83,945

The accompanying footnotes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended

	April 2,	March 28,	March 29,
	2004	2003	2002

	(In thousands, except per share data)
Revenue from Learning Center Operations	$199,393	$171,818	$139,602
Revenue from Franchise Operations	6,715	3,763	—

Revenue, net	206,108	175,581	139,602
Operating expenses of Learning Centers	179,542	155,938	123,126

Gross profit	26,566	19,643	16,476
Provision for doubtful accounts	1,317	1,240	1,299
General and administrative expenses	18,951	16,561	11,996
Depreciation and amortization expenses	4,063	3,509	4,719
Exit and closure expenses	251	1,051	578
Mold remediation expense	—	—	1,005
Failed merger costs	—	—	952
Goodwill impairment charges	—	4,181	1,693
Fixed asset impairment charges	—	3,401	223

Operating income (loss)	1,984	(10,300)	(5,989)
Interest expense, net	2,127	2,577	458
Other (income), net	(92)	(84)	(63)

(Loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	(51)	(12,793)	(6,384)
Income tax provision (benefit)	93	(227)	(2,369)

(Loss) before discontinued operations and cumulative effect of change in accounting principle	(144)	(12,566)	(4,015)
Discontinued operations, net of taxes	(779)	(618)	(20)

(Loss) before cumulative effect of change in accounting principle	(923)	(13,184)	(4,035)
Cumulative effect of change in accounting principle, net of taxes	—	(4,967)	—

Net (loss)	$(923)	$(18,151)	$(4,035)

Earnings (loss) per share:
Basic and diluted-income (loss) before discontinued operations and cumulative effect of change in accounting principle	$(0.01)	$(2.34)	$(0.77)
Discontinued operations, net	(0.04)	(0.12)	(0.00)

Basic and diluted-income (loss) before cumulative effect of change in accounting principle	(0.05)	(2.46)	(0.77)
Cumulative effect of change in accounting principle	—	(0.93)	—

Net income (loss)	$(0.05)	$(3.39)	$(0.77)

Weighted average shares outstanding	17,820	5,362	5,234

The accompanying footnotes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders’ Equity

	Common Stock
			Retained
	Shares	Amount	Earnings	Total

	(In thousands)
Balances, March 30, 2001	5,226	$30,902	$16,334	$47,236
Shares issued	15	122	—	122
Stock compensation	—	159	—	159
Net income (loss)	—	—	(4,035)	(4,035)

Balances, March 29, 2002	5,241	$31,183	$12,299	$43,482
Shares issued	175	482	—	482
Net income (loss)	—	—	(18,151)	(18,151)

Balances, March 28, 2003	5,416	$31,665	$(5,852)	$25,813
Shares issued	290	418	—	418
Stock compensation	—	103	—	103
Rights Offering	14,063	11,595	—	11,595
Net income (loss)	—	—	(923)	(923)

Balances, April 2, 2004	19,769	$43,781	$(6,775)	$37,006

The accompanying footnotes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended

	April 2,	March 28,	March 29,
	2004	2003	2002

	(In thousands)
Operating activities:
Net (loss)	$(923)	$(18,151)	$(4,035)
Adjustments to reconcile net loss to cash provided(used) by operating activities:
Depreciation and amortization	4,088	3,540	4,789
Interest capitalized as part of subordinated notes	—	513	—
Intangible and fixed asset impairment charges (includes $5,877 classified as cumulative effect of change in accounting principle)	—	13,532	1,916
Provision for doubtful accounts	1,314	1,276	1,323
Stock compensation expense	103	—	159
Deferred rent liability	490	454	(68)
Minority interest in variable interest entities	33	—	—
Deferred income taxes	—	645	(619)
(Gain)loss on sale of assets	(81)	27	327
Changes in operating assets and liabilities:
Accounts receivable	(2,581)	(704)	(1,863)
Prepaid expenses and other current assets	(3,665)	1,770	(2,066)
Income tax receivable	1,965	—	—
Accounts payable, accruals and other current liabilities	(1,746)	(1,877)	3,084
Exit and closure expense accrual	(822)	441	(1,581)

Net cash provided (used) by operating activities	(1,825)	1,466	1,366
Investing activities:
Acquisition of Tutor Time (net of cash of $614)	—	(21,689)	—
Capital spending	(4,024)	(5,016)	(4,101)
Expenditures from reimbursable construction costs	—	—	(939)
Proceeds from sale of assets	172	595	539
Payments for refundable deposits and other assets	16	(134)	—

Net cash used in investing activities	(3,836)	(26,244)	(4,501)
Financing activities:
Net borrowings on revolving line of credit	(7,573)	10,451	2,500
Repayments under long-term debt	(15,112)	(1,207)	(1,216)
Issuance of subordinated notes	3,500	14,000	—
Changes in drafts payable	1,573	(858)	1,237
Proceeds from sale leaseback	10,138	—	—
Repayments of reimbursable construction costs	—	—	2,004
Issuance of common shares (net of issuance costs)	12,013	—	122

Net cash provided by financing activities	4,539	22,386	4,647
Net increase(decrease) in cash and cash equivalents	(1,122)	(2,392)	1,512
Cash and cash equivalents, beginning of year	2,499	4,891	3,379

Cash and cash equivalents, end of period	$1,377	$2,499	$4,891

The accompanying footnotes are an integral part of the consolidated financial statements.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation and Corporate Organization:

      The consolidated financial statements include the accounts of Childtime Learning Centers, Inc. and its wholly owned subsidiaries (together referred to as the “Company”). All significant intercompany transactions have been eliminated. The Company began operations in 1967. Childtime Learning Centers, Inc. was incorporated on November 2, 1995 and completed its initial public offering on February 2, 1996. As of April 2, 2004, the Company provides for-profit child care through 470 corporate and franchise child care centers.

2. Summary of Significant Accounting Policies:

      a. Fiscal Year: The Company utilizes a 52 to 53 week fiscal year (generally comprised of 13 four-week periods), ending on the Friday closest to March 31. The fiscal year ended April 2, 2004 contained 53 weeks. The fiscal years ended March 28, 2003 and March 29, 2002 contained 52 weeks.

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

      e. Intangible Assets: Intangible assets represent principally goodwill and identifiable intangible assets related to franchise agreements, trademarks and curriculum and beginning in fiscal 2003 are accounted for in accordance with SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is no longer amortized. Instead, goodwill and intangible assets with indefinite lives are tested annually for impairment in accordance with the provisions of SFAS 142. Intangible assets with a determinable life are amortized on a straight-line basis over the estimated period benefited, ranging from five to twenty years. Prior to fiscal 2003, the Company had amortized all intangible assets, including goodwill, over the estimated period of benefit over various periods, but primarily over 15 years, with such amortization expense included in depreciation and amortization expenses. (See Note 15)

      f.  Impairment of Long-Lived Assets: Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. The Company assesses the recoverability of the unamortized cost of acquired assets in excess of fair value based on a review of projected undiscounted cash flows of the related centers. Once the Company has utilized its resources in order to make the center profitable, without success, and future cash flows fail to recover the carrying value of the assets, they are deemed to be impaired. The extent of the impairment is measured as the difference between the fair market of the asset and its carrying value.

      g. Liability for Workers Compensation Insurance Obligations: For fiscal 2003 and 2002, the Company self-insured a significant portion of its workers compensation insurance plans. The full extent of certain

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies — (Continued)

liabilities, in many cases, may not become fully recognized for several years. The Company, therefore, estimates the potential obligation for liabilities which have been incurred but not yet reported based upon historical data and experience, and utilizes an outside consulting firm to assist the Company in developing these estimates. Although management believes that the amounts accrued for these obligations are sufficient, any significant increase in either the number of claims and/or costs associated with claims made under these plans could have a material adverse effect on the Company’s financial results.

      h. Income Taxes: The Company provides for income taxes for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided when it is more likely than not that a deferred tax asset will not be recovered through future taxable income.

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

      Revenues from federal and state child care assistance programs represent a significant portion of total revenues. For fiscal 2004, 2003 and 2002, federal assistance revenues were approximately $43.4 million (22 percent), $40.4 million (24 percent) and $31.0 million (22 percent), respectively. For fiscal 2004, 2003 and 2002, federal assistance accounts receivable were approximately $6.8 million (73 percent), $5.6 million (69 percent) and $4.8 million (91 percent), respectively.

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

		Fiscal Years Ended

		April 2,	March 28,	March 29,
		2004	2003	2002

Net loss	As reported	$(923)	$(18,151)	$(4,035)
	Pro forma	$(1,711)	$(18,431)	$(4,128)
Net loss per share
Basic and diluted	As reported	$(0.05)	$(3.39)	$(0.77)
	Pro forma	$(0.09)	$(3.44)	$(0.79)
Weighted average fair value of options granted during the year		$1.78	$0.90	$3.54

      The fair value of the options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the “Black-Scholes” option-pricing model with the following

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies — (Continued)

weighted average assumptions for fiscal 2004, 2003 and 2002, respectively: no dividend yield; expected volatility of 52.1, 56.4 and 35.5 percent; risk free interest rate of 3.4, 3.2 and 4.3; and expected holding periods of 4.0 years for fiscal 2004, 2003 and 2002.

      l.  Common Stock and Earnings Per Share: All earnings per share amounts have been presented to conform with the requirements of SFAS 128, Earnings Per Share. A reconciliation of the denominators used in the basic and diluted EPS calculation follows:

	Calculation of Incremental Shares Outstanding

	April 2, 2004	March 28, 2003	March 29, 2002

Basic shares (based on weighted average)	17,820	5,362	5,234
Stock options	—	—	—

Diluted shares	17,820	5,362	5,234

      Incremental shares from assumed conversion of options of 1,923,936, 646,903 and 605,251 in fiscal 2004, 2003 and 2002, respectively, have been excluded from shares used in computing diluted earnings (loss) per share as the effect would be anti-dilutive.

      m. Revenue Recognition: The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin 101, which requires that the following criteria be met before recognizing revenue: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectibility is reasonably assured. The Company’s revenues consist primarily of tuition paid by parents, supplemented in some cases by payments (either partial or in total) from government agencies. Each agency has its own set of guidelines, including record keeping requirements, in administering subsidies and management must constantly monitor affected centers to ensure compliance. Revenues also include, to a lesser degree, management fees paid by corporate sponsors. Revenue is recognized as services are performed. In some centers, the Company receives revenue in advance of services being rendered, in which case, revenue is deferred until the services have been provided. Franchise fees are recognized as revenue at the time the franchise center opens. Royalty income related to franchise operations is recognized as revenue is earned by franchisees.

      n. Pre-Opening Costs: Pre-opening costs are expensed as incurred.

      o. Advertising Expenses: Yellow pages advertising costs are expensed concurrent with the period in which the Yellow Pages books are distributed to customers. All other marketing costs are treated as period expenses and, accordingly, are expensed in the period incurred. The Company incurred advertising expenses of $2.6 million, $1.5 million and $1.2 million during fiscal 2004, 2003 and 2002, respectively.

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

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies — (Continued)

      r.  Reclassifications: Certain amounts for the fiscal years ended March 28, 2003 and March 29, 2002 have been reclassified to conform to the presentation adopted in fiscal 2004.

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

      During May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company’s adoption of SFAS 150 has not had a significant impact on its operating results or financial position.

      In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) 51. FIN 46 addresses the consolidation of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIE”) by clarifying the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 provides guidance on how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. On December 23, 2003, the FASB issued FIN 46R, which replaced FIN 46. Among other things, FIN 46R clarified and changed the definition and application of a number of provisions of FIN 46 including de facto agents, variable interests and variable interest entity (“VIE”). FIN 46R also expanded instances when FIN 46 should not be applied. FIN 46R is effective for the Company’s reporting period ended April 2, 2004 (see Note 19).

3. Acquisition and Pro Forma Information:

      On July 19, 2002, the Company acquired substantially all of the assets of Tutor Time Learning Systems, Inc., a Florida corporation (“Tutor Time”), for an aggregate purchase price of approximately $22.8 million, including acquisition costs, plus the assumption of certain liabilities. In consideration for providing investment advisory services with respect to the acquisition, Jacobson Partners was paid an advisory fee consisting of a cash payment of $333,336 and the issuance of 175,438 shares of common stock. These costs have been capitalized as part of the acquisition costs. Jacobson Partners is the management and financial consultant to the Company of which Benjamin R. Jacobson, the Company’s Chairman of the Board is the managing general partner, James J. Morgan, the Company’s former Chairman of the Board and interim Chief Executive Officer, is a partner and Paula L. Gavin, a director of the Company is a partner. George A. Kellner, a former Chairman and Vice Chairman of the Board of Directors, is a special advisor to Jacobson Partners.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Acquisition and Pro Forma Information — (Continued)

      The Tutor Time acquisition was financed, in part, by Bank One, NA through its secured revolving line of credit with the Company. Subordinated loans (the “Subordinated Notes”) in the aggregate amount of $14 million were provided by a group of lenders organized by Jacobson Partners to fund the balance of the Tutor Time acquisition purchase price and to provide related working capital. (See Note 5) Although Jacobson Partners received no consideration for arranging this financing, lenders included JP Acquisition Fund II, L.P. and JP Acquisition Fund III, L.P., entities controlled and managed by affiliates of Jacobson Partners (for an aggregate of $10,497,154), and three directors of the Company at the time of the loans (Mr. Jacobson, Mr. Morgan and Mr. Kellner) and trusts for the benefit of their children (for an aggregate of $545,132).

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

      Pro forma unaudited information for the Company and Tutor Time follows (in thousands, except per share data):

	Fiscal Years Ended

	March 28,	March 29,
	2003	2002

Revenue, net	$193,443	$191,452
Operating (loss)	(9,256)	(18,331)
(Loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	$(12,559)	$(25,823)
(Loss) before cumulative of change effect in accounting principle	$(12,950)	$(21,641)
Net (loss)	$(17,917)	$(21,641)
Net (loss) per share	$(3.34)	$(4.13)

      The above pro forma information includes the effect had the Company consolidated in prior years certain variable interest entities as described in Note 19. In connection with the Tutor Time Learning Systems, Inc. bankruptcy proceedings, Tutor Time, at the request of the Company, was able to reject numerous leases and franchise agreements. The preceding pro forma information includes only the revenues and costs from those Tutor Time centers and franchises that were not rejected as part of the bankruptcy proceedings. No pro forma adjustments were made to the historical Tutor Time corporate overhead expenses ($2.0 million and $16.6 million for the 52 weeks ended March 28, 2003 and March 29, 2002, respectively), other than to include estimates related to certain franchisees that were consolidated by the Company during 2004 in accordance with FIN 46. Additional interest expense was included in the pro forma results based upon the additional debt incurred to finance the Tutor Time acquisition.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Other Current Assets and Liabilities:

      Other current assets and liabilities are composed of the following:

	April 2,	March 28,
	2004	2003

	(In thousands)
Prepaid expenses and other current assets:
Prepaid rent	$2,607	$38
Prepaid insurance	1,144	317
Prepaid property taxes	809	760
Rights offering costs	0	442
Other	875	214

	$5,435	$1,771

Other current liabilities:
Unearned revenue	$2,731	$2,172
Accrued Rent	367	113
Accrued property taxes	796	803
Ad fund	636	471
Deposits	412	1,037
Accrued interest on subordinated notes	—	1,048
Franchise obligations	605	972
Accrued workers’ compensation expenses (net of $928 and $602 of advance deposits held by insurance company at April 2, 2004 and March 28, 2003, respectively)	1,542	2,743
Accrued utilities	319	321
Other	2,608	2,430

	$10,016	$12,110

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Financing Arrangements:

      Financing arrangements consist of the following:

	April 2,	March 28,
	2004	2003

	(In thousands)
Revolving line of credit, due June 2005 interest at prime plus 0.75% (4.75%) at April 2, 2004 and prime plus 1.5% (5.75%) at March 28, 2003 and Eurodollar plus 3.50% (4.60%) at April 2, 2004 and Eurodollar plus 3.75% (5.16%) at March 28, 2003	$5,378	$12,951
Subordinated Debt to Jacobson Partners Group with interest at 15%, of which 7% was payable in cash, refinanced with the proceeds from the rights offering	—	14,513
Subordinated Debt with a maturity of May 15, 2008, interest at 15% payable quarterly and principal due upon maturity	3,500	—
Note payable (collateralized by a letter of credit) to a corporation resulting from an acquisition, interest at prime (4.00% and 4.25% at April 2, 2004 and March 28, 2003, respectively), quarterly principal payments of $100,000 plus interest, remaining balance payable January 2005	400	700
Notes payable (non-collateralized) to corporations resulting from an acquisition, interest at prime (4.00% and 4.25% at April 2, 2004 and March 28, 2003, respectively), principal and interest due in full April 2004	2,100	2,016
Notes payable (non-collateralized) to various entities and individuals resulting from acquisitions, interest at various fixed rates ranging from 7.75 to 8.5 percent and variable rates ranging from prime to prime plus 1 percent, various payment terms with original maturities ranging from one to seven years	347	731

	11,725	30,911
Less current maturities of long-term debt	3,328	1,280

	$8,397	$29,631

      At April 2, 2004, aggregate principal payments due on long-term debt over the next five fiscal years and thereafter are as follows:

(In thousands)
2005	$3,328
2006	4,777
2007	77
2008	3,543
2009	—
Thereafter	—

Total	$11,725

      On May 16, 2003, the Company completed a Rights Offering under which it issued 100,000 units at $158.52 per unit. Total proceeds from the offering were $15.9 million, of which $12.4 million was for the issuance of 14.1 million shares of common stock and $3.5 million, of which $2.7 million were acquired by the Jacobson Partners group was new subordinated notes (“New Subordinated Notes”). The proceeds of the offering were used to pay off the balance, which included accrued interest, on the Subordinated Notes. The New Subordinated Notes bear interest at 15%, payable quarterly, and are due May 15, 2008. Subject to the applicable subordination provisions, these New Subordinated Notes may be redeemed, at the option of the Company, at any time and must be redeemed following the occurrence of a “change of control”. In either

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Financing Arrangements — (Continued)

case, the redemption price is 100% of the principal balance of the Notes, plus accrued and unpaid interest on such principal balance to the date of redemption.

      On January 31, 2002, the Company entered into an Amended and Restated Credit Agreement. This agreement, as further amended, provides a $13.7 million revolving line of credit that will mature on June 30, 2005. It is collateralized by the Company’s receivables, equipment and real estate, with interest payable at a variable rate, at the Company’s option, based on either the prime rate or the Eurodollar rate. There were outstanding borrowings of $5.4 million at April 2, 2004, and outstanding borrowings of $13.0 million at March 28, 2003. Outstanding letters of credit reduced the availability under the line of credit in the amount of $2.1 million at April 2, 2004, and $2.5 million at March 28, 2003. As of April 2, 2004, unused amounts available for borrowing under this line of credit were $6.2 million.

      Under this agreement, the Company is required to maintain certain financial ratios and other financial conditions. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets and transactions with affiliates. During the second quarter of fiscal 2004, the Company had not maintained minimum consolidated EBITDA levels. The Company’s lender provided waivers for this non-compliance. The Amended and Restated Credit Agreement was further amended and the Company was in compliance with the agreement as of April 2, 2004.

6. Income Taxes:

      The income tax provision or benefit reflected in the consolidated statement of operations consists of the following:

	April 2,	March 28,	March 29,
	2004	2003	2002

	(In thousands)
Current:
Federal	$—	$(2,543)	$(1,645)
State and local	93	(28)	(117)

	93	(2,571)	(1,762)

Deferred:
Federal	—	2,438	(458)
State and local	—	(95)	(50)

	—	2,343	(508)

	$93	$(228)	$(2,270)

      Differences between the income tax provision on income before income taxes reflected in the statement of operations and that computed by applying the statutory federal income tax rate are attributable to the following:

	April 2,	March 28,	March 29,
	2004	2003	2002

	(In thousands)
Income tax provision (benefit) at the statutory federal level	$(299)	$(6,192)	$(2,182)
State and local taxes, net of federal tax benefit	93	(81)	(110)
Valuation allowance	316	5,124	—
Other	(17)	921	22

	$93	$(228)	$(2,270)

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Income Taxes — (Continued)

      Temporary differences and carryforwards that give rise to deferred tax assets and (liabilities) are as follows:

	April 2,	March 28,
	2004	2003

	(In thousands)
Deferred tax asset:
Allowance for doubtful accounts	$731	$462
Vested and non-vested vacation balance	556	583
Workers compensation accrual	940	1,372
Section 197 amortization	—	4,351
Gain on sale-leaseback	2,183	—
Capital loss carryforwards	—	177
NOL carryforward	294	1,005
Provision for restructuring charges	164	457
Straight-line rent	1,008	568
Deferred registration fees	319	273
All other	118	59

	9,788	9,307

Deferred tax liability:
Basis and depreciation differences of property	2,844	2,703

Deferred tax asset (liability)	6,944	6,604
Valuation allowance	(6,944)	(6,604)

Net deferred tax asset (liability)	$—	$—

      Due to continued losses and uncertainties, the Company has determined that it is more likely than not that the deferred tax assets will not be recovered through future taxable income. As a result, a valuation reserve has been provided reducing deferred tax assets to an amount recoverable through the reversal of deferred tax liabilities or through carryback to prior tax years.

7. Leases:

      The Company leases certain land and buildings, primarily children’s centers and vehicles, under non-cancelable operating leases with original terms ranging from 1 to 25 years. Certain leases contain purchase and renewal options, impose restrictions upon making certain payments and incurring additional debt, and may provide for rental increases at specified intervals and contingent rents based upon a specified percentage of the gross revenues derived from operating a business at the lease facility. Rental expense for the years ended April 2, 2004, March 28, 2003 and March 29, 2002 was $31.3 million, $29.3 million and $22.0 million, respectively. These amounts included contingent rental expense of $0.8, $0.5 million and $0.3 million for the years ended April 2, 2004, March 28, 2003 and March 29, 2002, respectively.

      During 2004, the Company sold 13 centers for approximately $10.1 million to individual real estate investors and then leased these centers back. These sales have been accounted for as financing transactions and no gain or loss was recorded for any of these sales. The Company will continue to operate the centers that were sold in these transactions.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Leases — (Continued)

      Future minimum rental commitments at April 2, 2004 for all non-cancelable sale leaseback obligations and operating leases are as follows:

		Operating Leases

	Sale Leaseback	Total —	Closed
	Obligations	All Centers	Centers Only

	(In thousands)
Fiscal Year:
2005	$996	$31,148	$953
2006	1,024	29,865	842
2007	1,004	27,485	688
2008	1,024	24,895	534
2009	1,040	22,690	409
Thereafter	19,382	147,368	2,267

Total	24,470	$283,451	$5,693

Less amounts representing interest	14,313

Present value of sale leaseback obligations at April 2, 2004	10,157
Less current portion of sale leaseback obligations	19

Long term portion of sale leaseback obligations	$10,138

      The “Closed Centers Only” column in the table above represents the minimum lease payments in total for all closed centers. The Company has accrued as of April 2, 2004, $0.4 million in exit and closure expenses related to these lease payments. The Company is primarily liable on approximately $0.8 million (included in the $5.7 million closed centers total) for lease assignments already negotiated in connection with certain lease terminations resulting from the fiscal 2001 restructuring program. The Company expects to assign the remaining amounts to a third party or negotiate reductions with the landlord (see Note 13).

      The net book value of property and building improvements recorded under sale leaseback transactions were as follows:

April 2, 2004

(In thousands)
Land and Land Improvements under sale leaseback obligations	$3,784
Building and Building Improvements under sale leaseback obligations	5,944

9,728
Accumulated Depreciation	(1,850)

Net book value of property and equipment under sale leaseback obligations	$7,878

8. Employee Benefit Plan:

      The Company has a 401(k) Savings and Retirement Plan (the “Plan”) covering substantially all of its full-time employees. The Company matches a portion of employee contributions up to a maximum Company contribution of one percent of compensation. Employees may contribute up to 15 percent of compensation to the Plan. Amounts expensed for the years ended April 2, 2004, March 28, 2003 and March 29, 2002, were $129,000, $116,000 and $104,000, respectively.

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

      Additionally, Jacobson Partners receives an annual consulting fee in the amount of $250,000, plus reimbursement of reasonable out-of-pocket expenses. In connection with the Tutor Time acquisition, Jacobson Partners was paid an advisory fee consisting of $333,336 and the issuance of 175,438 shares, and options were granted to certain related parties to acquire up to 400,000 shares of the Company’s common stock (see Note 3). Total expenses incurred for Jacobson Partners (exclusive of the Tutor Time fee) were $400,000, $250,000 and $261,255 for fiscal 2004, 2003 and 2002, respectively, and are included in general and administrative expense in the accompanying Consolidated Statement of Operations.

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

10. Commitments and Contingencies:

      A subsidiary of the Company is primarily or contingently liable for many of the leases of Tutor Time’s franchisees. In an effort to build its franchisee network, Tutor Time either leased the prospective site for a franchisee, with a subsequent sublease of the site to the franchisee, or provided a lease guarantee to the landlord for the benefit of the franchisee in exchange for a monthly lease guarantee fee payable by the franchisee that is based upon the monthly rent expense of the guaranteed lease. The payments the Company could be required to pay related to leases and guarantees aggregates $89.4 million and $20.5 million, respectively, in case of default by the franchisee. Should the Company be required to make payments under these leases, it may assume obligations for operating the center. Should the center not be economically viable, the Company will make provision for the lease termination at that time. The Company has taken over operations for a center previously operated by a franchisee as a result of a default under the franchisee’s lease and intends to continue to operate this center. Additionally, the Company has been notified by the landlords of five locations that the franchisee is in default and the approximate liability for these defaults is $0.3 million. Other than with respect to the foregoing locations, the Company does not anticipate that it will be required to make payments under any of these leases or guarantees, does not believe that any payments are likely and has not recorded any related liability.

      Various legal actions and other claims are pending or could be asserted against the Company including pending claims relating to exposure to mold and other contaminants resulting from the condition of one of the Company’s centers. In addition, the Company has and will continue to vigorously protect its rights against parties that violate franchise agreements or infringe on its intellectual property rights. Litigation is subject to many uncertainties; the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Commitments and Contingencies — (Continued)

of management that the ultimate liability, if any, with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company beyond amounts already accrued.

11. Accounts Receivable:

      Accounts receivable is presented net of an allowance for doubtful accounts. At April 2, 2004 and March 28, 2003, the allowance for doubtful accounts was $2.0 million and $2.7 million, respectively.

12. Drafts Payable:

      Drafts payable represent unfunded checks drawn on zero balance accounts that have not been presented for funding to the Company’s banks. The drafts are funded, without finance charges, as soon as they are presented. At April 2, 2004 and March 28, 2003, the aggregate drafts payable were $4.5 million and $3.2 million, respectively.

13. Exit and Closure Expenses:

      The Company has made provisions for closed center lease obligations and discontinued operations in connection with the closing of under performing centers. For the fiscal years ended April 2, 2004 and March 28, 2003, the Company recorded exit and closure expenses of $0.7 million and $1.4 million, respectively. A summary of the accrual is as follows (in thousands):

Exit and Closure Expenses and Discontinued operations Accrual Analysis

	Beginning			Ending
	Accrual		Cash	Accrual
	March 28, 2003	Expenses	Payments	April 2, 2004

Closed center lease obligations	$951	$251	$961	$241
Discontinued operations lease obligations	319	468	580	207

Total	$1,270	$719	$1,541	$448

	Beginning			Ending
	Accrual		Cash	Accrual
	March 29, 2002	Expenses	Payments	March 28, 2003

Continuing operations:
Lease costs	$755	$1,051	$855	$951
Severance costs	74	(20)	54	—

Continuing operations total	829	1,031	909	951
Discontinued operations — lease costs	—	386	67	319

Total	$829	$1,417	$976	$1,270

      The lease liability for the centers closed during fiscal years ended April 2, 2004 and March 28, 2003 has been recorded at management’s estimate of the amounts of expected payments.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Discontinued Operations:

      The Consolidated Statements of Operations include discontinued operations of five centers closed during fiscal 2004 and three centers closed during fiscal 2003. Prior year amounts have been reclassified to reflect these changes. A summary of discontinued operations was as follows, with dollars in thousands:

	Fiscal Years Ended

	April 2,	March 28,	March 29,
	2004	2003	2002

Revenues, net	$873	$2,386	$2,796
Operating expenses of Learning Centers	1,109	2,490	2,734

Gross profit (loss)	(236)	(104)	62
Provision for doubtful accounts	50	36	24
Depreciation and amortization expenses	25	31	70
Exit and closure expenses	468	386	—
Intangible asset impairment charges	—	10	—
Long lived fixed asset impairment charges	—	63	—

Discontinued operations before income tax	(779)	(630)	(32)
Income tax provision (benefit)	—	(12)	(12)

Discontinued operations, net of tax	$(779)	$(618)	$(20)

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

      In accordance with SFAS 142, the Company also employed a discounted cash flow analysis in conducting its impairment tests of goodwill and indefinitely-lived assets impairment at the end of fiscal 2003 and 2004, and found that no further impairment was indicated. The Company will continue to perform such tests in the future and will record an impairment should one be indicated.

      In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company did not amortize goodwill for the fiscal years ended April 2, 2004 and March 28, 2003. If goodwill amortization had not been recorded for the prior period, net income (loss) and earnings (loss) per share as shown above would have been as follows:

	Net Income	Earnings (Loss)
	(Loss)	Per Share

	(In millions)
2002	$(2.9)	$(0.55)

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Intangible Assets and Long-lived Impairment — (Continued)

      The changes in the carrying amounts of goodwill and other intangible assets for the fiscal years ended April 2, 2004 and March 28, 2003 were as follows (in thousands):

			Pre-Tax
	Balance		Impairment		Balance
	3/28/03	Additions	Loss	Amortization	4/2/04	Useful Life

Goodwill	$17,866	$—	$—	$—	$17,866	Indefinite
Franchise Agreements	8,775	—	—	455	8,320	20
Trade Name and Trademarks	3,770	—	—	196	3,574	20
Curriculum	396	—	—	92	304	5
Covenants	5	—	—	5	—	5

Total intangible assets, net	$30,812	$—	$—	$748	$30,064

			Pre-Tax
	Balance		Impairment		Balance
	3/29/02	Additions	Loss	Amortization	3/28/03	Useful Life

Goodwill	$17,273	$10,651	$10,058	$—	$17,866	Indefinite
Franchise Agreements	—	9,090	—	315	8,775	20
Trade Name and Trademarks	—	3,905	—	135	3,770	20
Curriculum	—	460	—	64	396	5
Covenants	52	—	—	47	5	5

Total intangible assets, net	$17,325	$24,106	$10,058	$561	$30,812

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

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Segment Information — (Continued)

      Information about the Company’s operating segments are presented below in thousands:

	Fiscal Years Ended

	April 2,	March 28,	March 29,
	2004	2003	2002

Revenues:
Childtime	$143,856	$139,629	$139,602
Tutor Time	54,288	32,189	—
Franchise	6,715	3,763	—
Revenue associated with the consolidation of VIEs	1,249	—	—

Total	$206,108	$175,581	$139,602

Operating income (loss):
Childtime	$16,732	$15,444	$15,177
Tutor Time	1,761	(804)	—
Franchise	6,715	3,763	—
Depreciation and amortization	(4,063)	(3,509)	(4,719)
Corporate and other	(19,161)	(25,194)	(16,447)

Total	$1,984	$(10,300)	$(5,989)

Goodwill:
Childtime	$7,215	$7,215	$17,273
Tutor Time	5,578	5,578	—
Franchise	5,073	5,073	—

Total	$17,866	$17,866	$17,273

All other assets:
Childtime	$46,242	$45,760	$56,842
Tutor Time	11,240	9,909	—
Franchise	10,164	10,410	—
Assets associated with the consolidation of VIEs	107	—	—

Total	$67,753	$66,079	$56,842

17. Stock Options:

      In November 1995, the Company adopted the 1995 Stock Incentive Plan for Key Employees (the “Stock Option Plan”). The Stock Option Plan became effective, February 2, 1996, concurrent with the effectiveness of the registration statement relating to the Company’s initial public offering of Common Stock. The aggregate number of shares that may be issued pursuant to the Stock Option Plan, was 300,000 shares. At the 2000 Annual Shareholders Meeting, an amendment was approved increasing the amount of shares available for grant or award by 300,000, bringing the new total to 600,000 shares. Options may be granted, or restricted stock awarded, at the discretion of the Company’s compensation committee from time to time at a range of 75 percent to 110 percent of the market value of the stock on the date on which such option is granted as defined in the Stock Option Plan. Each option granted under the plan shall expire in five to ten years from the date of grant, as defined in the Stock Option Plan. Restrictions on sale or transfer of stock awarded under the Stock Option Plan, if any, range from six months to five years. Vesting requirements are determined by the committee at the time of the grant, provided however, no stock option may be exercisable prior to the expiration of six months from the date of grant unless the participant dies or becomes disabled prior thereto. Options granted during fiscal 2003 of 295,000 were granted at or above the market price and vest evenly over a

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Stock Options — (Continued)

three-year period. No compensation expense has been recorded on any employee options, as all options were granted at the fair market price. In addition, the Company adopted the Director Stock Option Plan, effective February 2, 1996, providing for annual grants of stock options to non-employee directors to purchase common stock at fair value as of the date of such grant. The aggregate number of shares which may be issued pursuant to the Director Stock Option Plan, is 75,000 shares. Each option grant under the plan shall expire five years from the date of grant. Options vest in full on the first anniversary of the date of grant and 15,000, 7,500 and 12,500 options were granted under the plan during fiscal 2004, 2003 and 2002, respectively.

      In July 2003, the Company adopted the Childtime Learning Centers, Inc. 2003 Equity Compensation Plan (the “2003 Plan”). The 2003 Plan become effective July 30, 2003, upon its adoption at the Company’s 2003 Annual Meeting of Shareholders. The aggregate number of shares that may be issued pursuant to the 2003 Plan is 1,500,000 shares. The 2003 Plan permits the granting of the following “awards”: (1) stock options, including both nonqualified options (at an exercise price of at least 50% of the market price on the date of grant) and incentive options (at an exercise price of at least 100% of the market price on the date of grant), which may be for any term set by the Company’s Compensation Committee, (2) stock appreciation rights, which may be granted either in conjunction with a stock option or as an independent right, (3) restricted stock and restricted stock units, (4) performance shares (with the performance goal being established in writing no later than the earlier of 90 days after the start of a performance period or expiration of the first 25% of the performance period and being based on certain business criteria, such as free cash flow, cash flow return on investment, stock price, market price, sales, revenues, earnings per share, return on equity, total shareholder return, costs, net income, working capital, turnover, inventory or receivable turnover and/or margins of the Company), and (5) other awards which are denominated or payable in, valued by reference to, or otherwise based on common stock, including rights to make an outright purchase of unrestricted or restricted stock.

      Presented below is a summary of the status of the stock options held by employees of the Company as of April 2, 2004, March 28, 2003, and March 29, 2002:

	April 2, 2004		March 28, 2003		March 29, 2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Options	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of period	464,403	$5.59	350,084	$9.96	401,450	$10.43
Granted	1,301,100	1.71	295,000	3.45	633,000	10.46
Exercised	(292,800)	1.44	—	—	—	—
Forfeited/expired	(148,767)	5.07	(180,681)	9.71	(684,366)	10.62

Options outstanding at end of period	1,323,936	$2.75	464,403	$5.59	350,084	$9.96

Options exercisable	136,191	$6.83	138,570	$10.09	278,760	$11.06

      Of the 1,323,936 employee options outstanding at April 2, 2004, 1,238,100 were exercisable at per share prices ranging from $0.90 to $3.50, with a weighted average exercise price of $2.21 and a weighted average remaining contractual life of 5.0 years; 50,470 were exercisable at per share prices ranging from $6.75 to $7.97, with a weighted average exercise price of $7.5 and a weighted average remaining contractual life of 2.5 years; and 35,366 were exercisable at a per share price of 11.81 to $16.88 with a weighted average exercise price of $14.8 and a weighted average remaining contractual life of 0.5 years.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Financial Instrument:

      During fiscal 2003, the Company entered into interest rate swap contracts to manage its exposure to fluctuations in interest rates relating to the revolving line of credit. Swap contracts fix the interest payments of floating rate debt instruments. As of April 2, 2004 and March 28, 2003, contracts representing $5.0 million of notional amount were outstanding with maturity dates of November 2005 and January 2006. These contracts provide for the Company to pay interest at an average fixed rate of 2.98% in return for receiving interest at a floating rate of three month LIBOR, which is reset in three month intervals. The fair value of interest rate swap agreements is subject to changes in value due to changes in interest rates, and the fair value of $(0.1) million and $(0.1) million is included in other current liabilities as of April 2, 2004 and March 28, 2003, respectively. During fiscal 2004, the Company recognized no income or loss as a result of a change in the market value of the outstanding interest rate contracts. During fiscal 2003, the Company recognized $0.1 million loss as a result of the change in the market value of the outstanding interest rate contracts.

19. Consolidation of Variable Interest Entities:

      During the fourth quarter of 2004 the Company implemented FIN 46. The Company has concluded that some of its franchise arrangements represent variable interest entities which are subject to the provisions of FIN 46. The Company’s variable interest in these entities include royalty fees and in some cases leasing arrangements, lease guarantees and debt due to the Company from the franchisee. The Company has analyzed these franchise agreements and has determined that two franchises are entities in which the Company is the primary beneficiary. As a result, these entities have been consolidated as of April 2, 2004. The following is a summary of the effect of consolidating these entities in 2004.

Fiscal Year
Ended
April 2, 2004

Revenue, net of elimination of fees of $41,000	$1,208
Cost and minority interest, net of elimination of fees of $41,000	1,208

Net income	$—

Total Assets	$107
Total Liabilities	74

Minority interest	$33

      The Company has not restated prior periods for the above consolidation and there was no cumulative effect on the prior years related to the consolidation during fiscal 2004. The pro forma effect of the consolidation had it been recorded in prior years is included in Note 3.

20. Supplemental Cash Flow Information:

	Fiscal Years Ended

	April 2, 2004	March 28, 2003	March 29, 2002

	(In thousands)
Cash payments during the year for:
Interest	$3,279	$715	$438
Income taxes	$(1,742)	$(2,357)	$821
Stock issued to Jacobson Partners for Tutor Time acquisition costs	$—	$482	$—

      In connection with the acquisition of certain assets, the Company incurred debt of $0.0 million, $14.0 million, $0.0 million in fiscal 2004, 2003 and 2002, respectively.

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. Quarterly Data (unaudited):

      Quarterly financial data for fiscal 2004 and 2003 are summarized as follows in thousands except per share data:

Quarterly Data

	Fiscal 2004

	13 Weeks Ended	12 Weeks Ended	12 Weeks Ended	16 Weeks Ended
	April 2, 2004	January 2, 2004	October 10, 2003	July 18, 2003

Revenue(1)	$52,930	$45,067	$45,217	$62,894
Gross profit	$8,289	$6,163	$4,132	$7,982
Net income (loss)	$1,452	$(552)	$(1,553)	$(270)
Earnings per share — Diluted	$0.07	$(0.02)	$(0.08)	$(0.02)

	Fiscal 2003

	12 Weeks Ended	12 Weeks Ended	12 Weeks Ended	16 Weeks Ended
	March 28, 2003	January 3, 2003	October 11, 2002	July 19, 2002

Revenue	$45,406	$42,786	$43,326	$44,063
Gross profit	$6,310	$6,179	$2,654	$4,500
Income (loss) before cumulative effect of change in accounting principle	$(322)	$(1,066)	$(11,388)	$(408)
Net income (loss)	$(322)	$(1,066)	$(11,388)	$(5,375)
Earnings (loss) per share — Basic and Diluted:
Income (loss) before cumulative effect of change in accounting principle	$(0.06)	$(0.20)	$(2.10)	$(0.08)
Net income (loss)	$(0.06)	$(0.20)	$(2.10)	$(1.03)

(1)	Revenues have been adjusted to reflect the adoption of FIN 46 (see Note 19).

CHILDTIME LEARNING CENTERS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Additions Charged to

	Balance at				Balance at
	Beginning	Cost and	Other*		End of
Description	of Period	Expenses	Accounts	Deductions	Period

	(In thousands)
Fiscal year ended March 29, 2002, reserve for doubtful accounts and claims	$360	$1,324	$0	$(991)	$693

Fiscal year ended March 28, 2003, reserve for doubtful accounts and claims	$693	$1,272	$6,115	$(5,359)	$2,721

Fiscal year ended April 2, 2004, reserve for doubtful accounts and claims	$2,721	$1,302	$0	$(1,996)	$2,027

*	Other accounts in fiscal 2003, represents amounts associated with the Tutor Time opening balance sheet reserve.

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 33-99596), is incorporated herein by reference.
3.2	Certificate of Amendment to Articles of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (filed with the Securities and Exchange Commission on January 8, 2003), is incorporated herein by reference.
3.3	Certificate of Amendment to Articles of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (filed with the Securities and Exchange Commission on March 20, 2003), is incorporated herein by reference.
3.4	Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 19, 2002, are incorporated herein by reference.
4.1	Amended and Restated Credit Agreement dated as of January 31, 2002, between Childtime Childcare, Inc. (“Childtime”) and Bank One, Michigan, filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 4, 2002, is incorporated herein by reference.
4.2	First Amendment to Amended and Restated Credit Agreement dated as of April 1, 2002, between Childtime and Bank One, Michigan, filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended March 29, 2002, is incorporated herein by reference.
4.3	Second Amendment to Amended and Restated Credit Agreement dated as of July 19, 2002, between Childtime and Bank One, NA, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (filed with the Securities and Exchange Commission on August 6, 2002), is incorporated herein by reference.
4.4	Subordination Agreement dated as of July 19, 2002, among Bank One, NA, Childtime and the subordinated lenders, including the form of Subordinated Promissory Note attached thereto as Schedule B, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (filed with the Securities and Exchange Commission on August 6, 2002), is incorporated herein by reference.
4.5	Third Amendment to Amended and Restated Credit Agreement dated as of February 14, 2003, between Childtime and Bank One, NA, filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 3, 2003, is incorporated herein by reference.
4.6	Indenture dated as of May 16, 2003, between the Registrant and U.S. Bank National Association, as trustee, related to Subordinated Debt Securities, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (filed with the Securities and Exchange Commission on May 20, 2003), is incorporated herein by reference.
4.7	First Supplemental Indenture, dated as of May 16, 2003, between the Registrant and U.S. Bank National Association, as trustee, related to the 15% Subordinated Notes due 2008, including the form of Subordinated Note, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (filed with the Securities and Exchange Commission on May 20, 2003), is incorporated herein by reference.
4.8	Fourth Amendment to Amended and Restated Credit Agreement dated as of June 25, 2003, between Childtime and Bank One, NA, filed as Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K for the year ended March 28, 2003, is incorporated herein by reference.
4.9	Fifth Amendment to Amended and Restated Credit Agreement dated as of November 19, 2003, between Childtime and Bank One, NA, filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 10, 2003, is incorporated herein by reference.

E-1

Exhibit	Description

4.10	Sixth Amendment to Amended and Restated Credit Agreement dated as of December 29, 2003, between Childtime and Bank One, NA, filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004, is incorporated herein by reference.
4.11	Seventh Amendment to Amended and Restated Credit Agreement dated as of January 20, 2004, between Childtime and Bank One, NA, filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004, is incorporated herein by reference.
4.12	Eighth Amendment to Amended and Restated Credit Agreement dated as of June 24, 2004, between Childtime and Bank One, NA.
10.1	Director Stock Option Plan, filed as Exhibit 10.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 33-99596), is incorporated herein by reference.
10.2	1995 Stock Incentive Plan for Key Employees, filed as Exhibit 10.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 33-99596), is incorporated herein by reference.
10.3	First Amendment to 1995 Stock Incentive Plan for Key Employees, filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2001, is incorporated herein by reference.
10.4	Letter agreement dated July 6, 2000, between Registrant and Jacobson Partners, regarding management and financial consulting services, filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2001, is incorporated herein by reference.
10.5	Consulting Agreement dated January 16, 2001, between the Registrant and James Morgan, filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended January 5, 2001, is incorporated herein by reference.
10.6	Letter agreement dated July 26, 2001, between Jacobson Partners, on behalf of the Registrant, and James J. Morgan, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 12, 2001, is incorporated herein by reference.
10.7	Option Agreement dated September 5, 2001, between the Registrant and Leonard C. Tylka, filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended March 29, 2002, is incorporated herein by reference.
10.8	Fee Agreement dated June 27, 2002 between the Registrant and Jacobson Partners, filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended March 29, 2002, is incorporated herein by reference.
10.9	Asset Purchase Agreement among TT Acquisition LLC, Tutor Time Learning Systems, Inc. and other sellers named therein, dated as of June 28, 2002, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (filed with the Securities and Exchange Commission on August 6, 2002), is incorporated herein by reference.
10.10	Option grant letter agreement, dated July 19, 2002, among the Registrant, JP Acquisition Fund II, L.P. and JP Acquisition Fund III, L.P., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (filed with the Securities and Exchange Commission on August 6, 2002), is incorporated herein by reference.
10.11	Stock Option Agreement, dated as of August 15, 2002, between the Registrant and William D. Davis, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 19, 2002, is incorporated herein by reference.
10.12	Employment Agreement, dated August 26, 2002, between the Registrant and Frank Jerneycic, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 19, 2002, is incorporated herein by reference.
10.13	Option Agreement, dated as of October 16, 2002, between the Registrant and Paula L. Gavin, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 11, 2002, is incorporated herein by reference.

E-2

Exhibit	Description

10.14	Option Agreement, dated as of October 16, 2002, between the Registrant and Kenneth Johnsson, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 11, 2002, is incorporated herein by reference.
10.15	Option Agreement, dated as of October 16, 2002, between the Registrant and Brett D. Shevack, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 11, 2002, is incorporated herein by reference.
10.16	Standby Securities Purchase Agreement, dated as of February 20, 2003, among the Registrant, Childtime, JP Acquisition Fund II, L.P., JP Acquisition Fund III, L.P., and the other purchasers named therein, filed as Exhibit 1.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-103397), is incorporated herein by reference.
10.17	Separation Agreement and Release, dated April 14, 2003, between the Registrant and Karen R. Danner, filed as Exhibit 10.24 to the Registrant’s Annual Report for the year ended March 28, 2003, is incorporated herein by reference.
10.18	Childtime Learning Centers, Inc. 2003 Equity Compensation Plan, filed as Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (Registration No. 333-107483), is incorporated herein by reference.
10.19	Employment Agreement, dated as of September 9, 2003, between the Registrant and Kathryn Winklehaus, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 10, 2003, is incorporated herein by reference.
14	Code of Business Conduct and Ethics.
21	List of Subsidiaries, filed as Exhibit 21.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-103397), is incorporated herein by reference.
23	Consent of PricewaterhouseCoopers LLP, dated June 30, 2004.
31.1	Rule 13a-14(a) Certification by William D. Davis, President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification by Frank M. Jerneycic, Treasurer and Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

E-3