Form 10-Q
period 2004-07-23
LEARNING CARE GROUP, INC
filed 2004-09-07
CIK 1003648

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 23, 2004

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______TO ______

COMMISSION FILE NUMBER: 0-27656

LEARNING CARE GROUP, INC.

(Exact Name Of Registrant As Specified In Its Charter)

MICHIGAN	38-3261854
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

21333 Haggerty Road, Suite 300
Novi, Michigan 48375
(Address of principal executive offices)

(248) 697-9000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The number of shares of Registrant’s Common Stock, no par value per share, outstanding at August 24, 2004, was 19,809,010.

LEARNING CARE GROUP, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarterly Period Ended July 23, 2004

PART I: FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

LEARNING CARE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 23, 2004	April 2, 2004

	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$472	$1,377
Accounts receivable, net	10,692	9,379
Prepaid expenses and other current assets	6,861	5,435

Total current assets	18,025	16,191

LAND, BUILDINGS AND EQUIPMENT:
Land	9,347	9,347
Buildings	20,463	20,443
Leasehold improvements	13,703	12,462
Vehicles, furniture and equipment	13,745	13,599

	57,258	55,851
Less: accumulated depreciation and amortization	(20,009)	(19,128)

	37,249	36,723

OTHER NONCURRENT ASSETS:
Intangible assets, net	29,836	30,064
Refundable deposits and other	2,665	2,641

	32,501	32,705

TOTAL ASSETS	$87,775	$85,619

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts and drafts payable	$5,651	$6,810
Accrued wages and benefits	6,707	7,531
Current portion of long-term debt	8,600	3,328
Exit and closure expense accrual	357	448
Other current liabilities	12,382	10,016

Total current liabilities	33,697	28,133

LONG-TERM DEBT, NET OF CURRENT PORTION	3,661	8,397
DEFERRED RENT LIABILITY & MINORITY INTEREST	2,170	1,945
OBLIGATIONS UNDER SALE LEASEBACK TRANSACTIONS	10,254	10,138

Total liabilities	49,782	48,613

SHAREHOLDERS’ EQUITY
Common Stock, 40,000,000 shares authorized, no par value; 19,809,010 issued and outstanding at July 23, 2004 and April 2, 2004	43,810	43,781
Preferred Stock, 100,000 shares authorized, no par value; no shares issued or outstanding	—	—
Retained earnings (accumulated deficit)	(5,817)	(6,775)

Total shareholders’ equity	37,993	37,006

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$87,775	$85,619

The accompanying footnotes are an integral part of the condensed consolidated financial statements.

LEARNING CARE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	16 Weeks Ended

	July 23, 2004	July 18, 2003

	(In thousands, except per share data)

Revenue from Learning Center Operations	$64,190	$60,436
Revenue from Franchise Operations	2,335	1,860

Revenue, net	66,525	62,296
Operating expenses of Learning Centers	57,123	54,285

Gross profit	9,402	8,011

General and administrative expenses	6,397	5,844
Depreciation and amortization expenses	1,324	1,237
Gain on sale of centers	(549)	—
Provision for doubtful accounts	279	290
Exit and closure expenses	40	—

OPERATING INCOME	1,911	640
Interest expense, net	644	712

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	1,267	(72)

Income tax provision	104	—

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	1,163	(72)

Discontinued operations, net of taxes	(206)	(198)

NET INCOME (LOSS)	$957	$(270)

INCOME (LOSS) PER SHARE - BASIC:
Income (loss) before discontinued operations	$0.06	$(0.01)

Discontinued operations, net of taxes	(0.01)	(0.01)

Net income (loss)	$0.05	$(0.02)

INCOME (LOSS) PER SHARE - DILUTED:
Income (loss) before discontinued operations	$0.06	$(0.01)

Discontinued operations, net of taxes	(0.01)	(0.01)

Net income (loss)	$0.05	$(0.02)

Weighted average shares outstanding	19,809	13,347

The accompanying footnotes are an integral part of the condensed consolidated financial statements.

LEARNING CARE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	16 Weeks Ended

	July 23, 2004	July 18, 2003

	(In thousands)

OPERATING ACTIVITIES:
Net income (loss)	$957	$(270)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation and amortization	1,297	1,240
Provision for doubtful accounts	280	337
Stock option compensation expense	29	—
Deferred rent liability	205	164
Minority interest in variable interest entities	20	—
Gains (loss) on sale of assets	(610)	87
Changes in operating assets and liabilities:
Accounts receivable	(1,592)	(2,262)
Prepaid expenses and other current assets	(1,426)	(752)
Accounts payable, accruals and other current liabilities	3,503	(1,775)
Exit and closure expense accrual	(91)	(298)

Net cash provided (used) by operating activities	2,572	(3,529)

INVESTING ACTIVITIES:
Capital spending	(1,691)	(1,457)
Proceeds from sale of assets	706	836
Payments for refundable deposits and other assets	(24)	(18)

Net cash used in investing activities	(1,009)	(639)

FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	2,919	2,094
Repayments under long-term debt	(2,383)	(14,723)
Issuance of long-term debt	—	3,500
Changes in drafts payable	(3,004)	963
Issuance of common shares (net of issuance costs)	—	11,626

Net cash provided (used) by financing activities	(2,468)	3,460

Net decrease in cash and cash equivalents	(905)	(708)
Cash and cash equivalents, beginning of year	1,377	2,499

Cash and cash equivalents, end of period	$472	$1,791

The accompanying footnotes are an integral part of the condensed consolidated financial statements.

LEARNING CARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

Learning Care Group, Inc. conducts business through its wholly-owned subsidiary Childtime Childcare, Inc. and its other wholly-owned subsidiaries (collectively, the “Company”). The Company and its predecessors began operations in 1967. The Company operates in three business segments: Childtime Learning Centers, Tutor Time Learning Centers and Franchise Operations. The Company provides center-based educational services and child care to children between the ages of six weeks and 12 years under two distinct brand identities: Childtime Learning Centers (“Childtime”) and Tutor Time Childcare Learning Centers (“Tutor Time”). As of July 23, 2004, the Company operated or franchised a total of 465 centers system-wide under three major lines of business and had system-wide licensed capacity capable of serving over 50,000 children. The Company’s three lines of business are:

•	Childtime Learning Centers: 267 centers operated by the Company, consisting of:

— 258 Childtime centers and

— 9 Childtime-branded centers operated for third parties;

•	Tutor Time Learning Centers: 61 Tutor Time centers operated by the Company; and

•	Tutor Time Franchise: royalties and other fees received from 137 franchised Tutor Time centers.

Childtime and Tutor Time corporate centers are located throughout the United States (in 25 states) and Canada (one location). The vast majority of these centers are operated on leased premises, with typical lease terms ranging from 1 to 25 years. Thirty-eight of the Childtime centers are operated on Company-owned premises.

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

Tutor Time franchise centers are also predominantly located in the U.S., with 125 centers operating in 17 states. An additional 12 centers are operated in Canada, Hong Kong, Indonesia, and the Philippines, mostly under master franchise agreements. The Company is currently the primary obligor or guarantor on leases for 53 of its franchise centers.

An amendment to the Company’s Restated Articles of Incorporation was approved by shareholders on August 17, 2004, which resulted in a change in the Company’s name from Childtime Learning Centers, Inc. to Learning Care Group, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Learning Care Group, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared by the Company in accordance with the accounting policies described in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 2, 2004, and should be read in conjunction with the notes thereto.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of July 23, 2004, and the results of its operations and cash flows for the periods ended July 23, 2004 and July 18, 2003, respectively, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Friday closest to March 31. For fiscal year 2005, the first quarter contained 16 weeks, and the fiscal year contains 52 weeks. For fiscal year 2004, the first quarter contained 16 weeks, and the fiscal year contained 53 weeks.

Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and continues to measure compensation cost using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Had stock option compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been reduced or increased, as applicable, to the pro forma amounts indicated below (in thousands):

		16 Weeks Ended

		July 23, 2004	July 18, 2003

Net income (loss)	As reported	$957	$(270)
	Pro forma	$790	$(420)
Net income (loss) per share - Basic
	As reported	$0.05	$(0.02)
	Pro forma	$0.04	$(0.03)

Net income (loss) per share - Diluted
	As reported	$0.05	$(0.02)
	Pro forma	$0.04	$(0.03)

Weighted average fair value of options granted during the year		$1.22	$0.45

The fair value of the options used to compute pro forma net income (loss) and net income (loss) per share is the estimated present value at grant date using the “Black-Scholes” option-pricing model with the following weighted average assumptions for the 16 weeks ended July 23, 2004 and July 18, 2003, respectively: no dividend yield; expected volatility of 78.4 and 56.4 percent; risk free interest rate of 3.4 and 2.0 percent; and expected holding periods of 5.0 and 5.0 years.

Franchise Lease Liabilities

A subsidiary of the Company is primarily or contingently liable for many of the leases of Tutor Time’s franchisees (see Note 5 below). The Company would be required to pay the related lease obligations in the case of default by the franchisee. Should the Company be required to make payments under these leases, it may assume obligations for operating the center. Should the center not be economically viable, the Company will make provision for the lease termination at that time. The Company does not record any liabilities for any known default if the value of the existing franchise operation is greater than the potential liability or if the known net worth of the franchisee (or the owner of the franchisee, who personally guarantees the related franchise liabilities) is greater than the potential liability.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable is presented net of an allowance for doubtful accounts. At July 23, 2004 and April 2, 2004, the allowance for doubtful accounts was $1.3 million and $2.0 million, respectively.

NOTE 4 - DRAFTS PAYABLE

Drafts payable represent unfunded checks drawn on zero balance accounts that have not been presented for funding to the Company’s banks. The drafts are funded, without finance charges, as soon as they are presented. At July 23, 2004 and April 2, 2004, the aggregate drafts payable were $1.5 million and $4.5 million, respectively.

NOTE 5 – COMMITMENTS & CONTINGENCIES

A subsidiary of the Company is primarily or contingently liable for many of the leases of Tutor Time’s franchisees. In an effort to build its franchisee network, Tutor Time either leased the prospective site for a franchisee, with a subsequent sublease of the site to the franchisee, or provided a lease guarantee to the landlord for the benefit of the franchisee in exchange for a monthly lease guarantee fee payable by the franchisee that is based upon the monthly rent expense of the guaranteed lease. The payments the Company could be required to pay related to leases and guarantees aggregate $76.4 million and $15.4 million, respectively, in case of default by the franchisee. Should the Company be required to make payments under these leases, it may assume obligations for operating the center. Should the center not be economically viable, the Company will make provision for the lease termination at that time. The Company has taken over operations for a center previously operated by a franchisee as a result of a default under the franchisee’s lease and intends to continue to operate this center. Additionally, the Company has been notified by the landlords of four locations that the franchisee is in default and the approximate liability for these defaults is $0.2 million. Subsequent to the end of the quarter, the Company entered into a transaction to purchase these centers for $1.4 million, adjusted for certain assets and liabilities.  Other than with respect to the foregoing locations, the Company does not anticipate that it will be required to make payments under any of these leases or guarantees, does not believe that any payments are likely and has not recorded any related liability.

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

NOTE 6 - PAYMENTS FOR CONSULTING SERVICES

In July 2000, the Company retained Jacobson Partners, of which Benjamin R. Jacobson, the Company’s Chairman of the Board, is the managing general partner, to provide management and financial consulting services. Total consulting fees incurred for Jacobson Partners were $77,000 and $77,000 for the 16 weeks ended July 23, 2004 and July 18, 2003, respectively, and are included in General and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

NOTE 7 - INCOME TAXES

During first quarter 2005, an income tax provision of $0.1 million (all related to state income taxes) was recorded on income before discontinued operations of $1.3 million, compared to an income tax provision of $0.0 million on income before discontinued operations of ($0.1) for the same period last year.  Income tax expense for first quarter 2005 varied from the U.S. statutory rate of 34% due primarily to the utilization of net operating loss carryforwards for which a valuation allowance has been recorded.

NOTE 8 – NET INCOME (LOSS) PER SHARE

For the 16 weeks ended July 23, 2004 and July 18, 2003, basic income (loss) per share has been calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. The calculation of basic and diluted shares is as follows (in thousands):

	Calculation on Incremental Shares 16 Weeks Ended

	July 23, 2004	July 18, 2003

Basic Shares (based on weighted average)	19,809	13,347

Stock Options (1)	239	—

Diluted Shares	20,048	13,347

(1)  For the 16 weeks ended July 23, 2004 the above calculation does not include 1,187,203 shares issuable from stock options that have the potential to dilute earnings per share in the future.  For the 16 weeks ended July 18, 2003, the above calculation does not include 1,299,486 shares issuable from stock options that have the potential to dilute earnings per share in the future. These shares were not included in the above calculation of diluted shares because to do so would have been antidilutive.

NOTE 9 - EXIT AND CLOSURE EXPENSES AND DISCONTINUED OPERATIONS

The Company has made provisions for closed center lease obligations and discontinued operations in connection with the closing of under-performing centers.   During the 16 weeks ended July 18, 2003, the Company incurred no additional charges to provide reserves for other closed centers. During the 16 weeks ended July 23, 2004, the Company incurred charges of $0.1 million to increase the reserves and to provide for other closed centers. The Company made payments related to its restructuring reserve of $0.2 million and $0.4 million for the 16 weeks ended July 23, 2004 and July 18, 2003, respectively. A summary of the accrual is as follows (in thousands):

	Exit and Closure Expenses and Discontinued Operations Accrual Analysis
	Beginning Accrual April 2, 2004	Expenses	Cash Payments	Ending Accrual July 23, 2004

Closed center lease obligations	$241	$40	$87	$194

Discontinued operations lease obligations	207	64	108	163

Total	$448	$104	$195	$357

The lease liability for the centers closed during the 16 weeks ended July 23, 2004 and July 18, 2003 has been recorded at management’s estimate of the amounts of expected payments.

A summary of discontinued operations is as follows (in thousands):

	16 Weeks Ended

	July 23, 2004	July 18, 2003

Revenues, net	$66	$753
Operating expenses of Learning Centers	179	807

Loss from operations	(113)	(54)
Provision for doubtful accounts	1	47
Depreciation and amortization expenses	24	6
Exit and closure expenses	64	91

Loss from discontinued operations before income tax	(202)	(198)

Income tax provision	4	—

Loss from discontinued operations, net of tax	$(206)	$(198)

NOTE 10 - INTANGIBLE ASSETS AND GOODWILL

The changes in the carrying amounts of goodwill and other intangible assets for the 16 weeks ended July 23, 2004 were as follows (in thousands):

	Balance 4/2/04	Amortization	Balance 7/23/04	Useful Life

Goodwill	$17,866	$—	$17,866	Indefinite
Franchise Agreements	8,320	140	8,180	20
Trade Name and Trademarks	3,574	60	3,514	20
Curriculum	304	28	276	5

Total intangible assets, net	$30,064	$228	$29,836

Estimated amortization of intangible assets is expected to be $0.7 million for fiscal 2005 and approximately $0.7 million annually for the next four years.

NOTE 11 - SEGMENT INFORMATION

The Company has three reportable segments: Childtime, Tutor Time and Franchise Operations. Childtime operates childcare centers primarily under the Childtime Learning Centers brand name, Tutor Time operates childcare centers under the Tutor Time brand name and Franchise Operations licenses and provides developmental and administrative support to franchisees operating under the Tutor Time brand name. The accounting polices of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are reported separately because the Company’s chief operating decision maker uses the segment information in determining the allocation of resources among segments and appraising the performance of the segments.

Information about the Company’s operating segments are presented below (in thousands):

	16 Weeks Ended

	July 23 2004	July 18, 2003

Revenues:
Childtime	$45,984	$43,949
Tutor Time	17,760	16,487
Franchise Operations	2,335	1,860
Revenue associated with the consolidation of VIEs	446	—

Total	$66,525	$62,296

Operating income (loss):
Childtime	$5,628	$5,358
Tutor Time	1,161	503
Franchise Operations	2,335	1,860
Depreciation and amortization	(1,324)	(1,237)
Corporate and other	(5,889)	(5,844)

Total	$1,911	$640

Goodwill:
Childtime	$7,215	$7,215
Tutor Time	5,578	5,578
Franchise Operations	5,073	5,073

Total	$17,866	$17,866

All other assets:
Childtime	$48,408	$46,172
Tutor Time	11,290	10,163
Franchise Operations	10,104	11,023
Assets associated with the consolidation of VIEs	107	—

Total	$69,909	$67,358

NOTE 12 - FINANCIAL INSTRUMENT

The Company has entered into interest rate swap contracts to manage its exposure to fluctuations in interest rates relating to the revolving line of credit. Swap contracts fix the interest payments of floating rate debt instruments. As of July 23, 2004 and July 18, 2003, contracts representing $5.0 million of notional amount were outstanding with maturity dates of November 2005 and January 2006. These contracts provide for the Company to pay interest at an average fixed rate of 2.98% in return for receiving interest at a floating rate of three month LIBOR, which is reset in three month intervals. The fair value of interest rate swap agreements is subject to changes in value due to changes in interest rates, and the fair value of $0.0 million and ($0.1) million is included in other current liabilities as of July 23, 2004 and July 18, 2003, respectively.

NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) 51. FIN 46 addresses the consolidation of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIE”) by clarifying the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 provides guidance on how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. On December 23, 2003, the FASB issued FIN 46R, which replaced FIN 46. Among other things, FIN 46R clarified and changed the definition and application of a number of provisions of FIN 46 including de facto agents, variable interests and variable interest entities. FIN 46R also expanded instances when FIN 46 should not be applied. FIN 46R was effective for the Company’s reporting period ended April 2, 2004 (see Note 14).

NOTE 14 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES:

During the fourth quarter of 2004, the Company implemented FIN 46R.  The Company has concluded that some of its franchise arrangements represent variable interest entities (“VIEs”) which are subject to the provisions of FIN 46R.  The Company’s variable interest in these entities include royalty fees and in some cases lease guarantees and debt due to the Company from the franchisee.  The Company has analyzed these franchise agreements and has determined that two franchises are entities in which the Company is the primary beneficiary.  As a result, these entities have been consolidated as of April 2, 2004.  The following is a summary of the effect of consolidating these entities in first quarter 2005.

16 Weeks Ended July 23, 2004

Revenue, net of elimination of fees of $23,000	$423
Cost and minority interest, net of elimination of fees of $23,000	423

Net income	$—

Total Assets	$107
Total Liabilities	54

Minority interest	$53

The Company has not restated prior periods for the above consolidation and there was no cumulative effect on the prior years related to the consolidation during first quarter 2005.

NOTE 15 - SUBSEQUENT EVENT

On July 30, 2004, the Company purchased eight Tutor Time centers from a franchisee for $1.4 million, adjusted for certain assets and liabilities.  These centers will be operated as Company centers.

ITEM 2. Management’s Discussion and Analysis

GENERAL

The information presented herein refers to the 16 weeks (first quarter 2005) ended July 23, 2004, compared to the 16 weeks (first quarter 2004) ended July 18, 2003.

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

During first quarter 2005, the Company closed three Learning Centers and sold two additional Learning Centers to franchisees. During first quarter 2004, the Company closed three Learning Centers.

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

RESULTS OF OPERATIONS

	16 Weeks Ended July 23, 2004	Percent of Revenues	16 Weeks Ended July 18, 2003	Percent of Revenues	Change Amount (in Dollars)

Revenue from Learning Center Operations	$64,190	96.5%	$60,436	97.0%	$3,754
Revenue from Franchise Operations	2,335	3.5%	1,860	3.0%	475

Revenue, net	66,525	100.0%	62,296	100.0%	4,229
Operating expenses of Learning Centers	57,123	85.9%	54,285	87.1%	2,838

Gross profit	9,402	14.1%	8,011	12.9%	1,391
Provision for doubtful accounts	279	0.4%	290	0.5%	(11)
General and administrative expenses	6,397	9.6%	5,844	9.4%	553
Depreciation and amortization expenses	1,324	2.0%	1,237	2.0%	87
Gain on sale of centers	(549)	-0.8%	—	0.0%	(549)
Exit and closure expense	40	0.1%	—	0.0%	40

OPERATING INCOME	$1,911	2.9%	$640	1.0%	$1,271

Revenue, net. Net revenue for first quarter 2005 increased $4.2 million, or 6.8%, from the same period last year to $66.5 million. Learning Center revenues increased $3.7 million.  Revenue increases were achieved through a combination of increased tuition rates and enrollments.  Childtime Learning Centers revenues increased $2.0 million, with comparable Childtime center revenues (centers opened 18 months or longer) increasing 5.0%.  Tutor Time Learning Centers revenues increased $1.7 million, with comparable Tutor Time center revenues increasing 6.8%.  Revenue attributable to the consolidation of two franchise arrangements considered variable interest entities (VIEs as discussed in Note 14 of the Notes to Condensed Consolidated Financial Statements (unaudited) included in this Report under Item 1) accounted for $0.4 million of the first quarter 2005 Tutor Time Learning Centers increase.  Franchise Operations revenues, which consisted primarily of royalties, increased $0.5 million, or 25.5%, from the same period last year to $2.3 million.

Operating expenses of Learning Centers. Operating expenses for first quarter 2005 increased $2.8 million, or 5.2%, from the same period last year to $57.1 million. The increase was a result of an increase in personnel expense ($1.2 million), which increased with higher enrollments and general wage increases; an increase in occupancy expense ($0.9 million), which was primarily a result of rent on new center openings and increased insurance and other occupancy costs for existing centers; an increase in center operating expenses ($0.3 million), which increased with higher enrollments and higher food and utility expenses; and operating expenses associated with the VIEs ($0.4 million). Operating expenses as a percentage of net revenue decreased to 85.9% for first quarter 2005, from 87.1% in the same period last year.

This decrease reflects  the decrease in personnel expenses as a percentage of net revenues, resulting from improved labor efficiencies, and the increased portion of revenues derived from Franchise Operations, which have no associated costs in Operating expenses of Learning Centers.

Gross profit. Gross profit for first quarter 2005 increased $1.4 million, or 17.4%, from the same period last year to $9.4 million. This increase consisted of a $0.9 million increase in Learning Center Operations gross profit and a $0.5 million increase in Franchise Operations gross profit.  Gross profit percentages for first quarter 2005 by segment were 12.7% for Childtime centers (as compared to 13.0% for 2004), 6.8% for Tutor Time centers (as compared to 3.4% for 2004) and 100% for Franchise Operations. The first quarter gross profit and gross profit percentage changes were a result of the revenue increases and changes in operating expenses described above.

Provision for doubtful accounts. Provision for doubtful accounts for first quarter 2005 remained unchanged from the same period last year at $0.3 million.

General and administrative expenses. General and administrative expenses for first quarter 2005 increased $0.6 million, or 9.5%, from the same period last year to $6.4 million. The increase was a result of increased center staff training expenses, general wage increases and increased employee bonuses due to operating improvements.  General and administrative expenses as a percentage of net revenue increased to 9.6% for first quarter 2005 from 9.4% in the same period last year, primarily as a result of increased training and bonus incentives.

Depreciation and amortization expense. Depreciation and amortization expense for first quarter 2005 increased $0.1 million, or 7.0%, from the same period last year to $1.3 million.  The increase was primarily a result of depreciation expense attributable to capital expenditures.  Depreciation and amortization expense as a percentage of net revenue remained unchanged from the same period last year at 2.0%.

Gain on sale of centers. Gain on sale of centers was a result of the sale under a franchise agreement of two Tutor Time centers to an existing franchisee in first quarter 2005.  There was not a similar transaction in the same period last year.

Interest expense. Interest expense for first quarter 2005 was $0.6 million, compared to $0.7 million for the same period last year. This decrease was a result of a reduction of indebtedness that occurred with the completion of the issuance of common shares during first quarter 2004, partially offset by interest on sale leaseback transactions completed in fourth quarter 2004.

Income tax provision Income tax provision for first quarter 2005 of $0.1 million (all related to state income taxes) was recorded on income before discontinued operations of $1.3 million, compared to an income tax provision of $0.0 million on income before discontinued operations of ($0.1) for the same period last year.  Income tax expense for first quarter 2005 varied from the U.S. statutory rate of 34% due primarily to the utilization of net operating loss carryforwards for which a valuation allowance has been recorded.

Discontinued operations, net of taxes. Discontinued operations, net of taxes, for first quarter 2005 was a loss of ($0.2 million), compared to a loss of ($0.2 million) for the same period last year.  This loss includes operating and lease termination costs associated with closed centers.

Net income (loss). As a result of the foregoing changes, net income increased to $1.0 million for first quarter 2005, compared to a net loss of ($0.3 million) for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary cash requirements currently consist of payment of operating expenses, repayment of debt and capital expenditures. The Company expects to fund cash needs through the revolving credit facility, described below, and cash generated from operations.  The Company has also funded cash needs through sale leaseback transactions.  The Company may evaluate alternative forms of funding and new arrangements may be entered into in the future. The Company experiences decreased liquidity during the calendar year-end holidays due to decreased attendance. While new enrollments are generally highest during the traditional fall “back to school” period and after the calendar year-end holidays, enrollment generally decreases during the summer months and calendar year-end holidays. Should cash flow generated from operations and borrowings available under the revolving credit facility not be adequate to provide for its working capital and debt service needs, the Company will attempt to make other arrangements to provide needed liquidity.  No assurance can be given that such sources of capital will be sufficient.

On January 31, 2002, the Company entered into an Amended and Restated Credit Agreement.  This agreement, as further amended, provides a $13.7 million revolving line of credit that will mature on June 30, 2005.  It is collateralized by the Company’s receivables, equipment and real estate, with interest payable at a variable rate, at the Company’s option, based on either the prime rate or the Eurodollar rate. There were outstanding borrowings of $8.3 million at July 23, 2004, and $5.4 million at April 2, 2004. Outstanding letters of credit reduced the availability under the line of credit in the amount of $4.2 million at July 23, 2004 and $2.1 million at April 2, 2004.  As of July 23, 2004 and April 2, 2004, unused amounts available for borrowing under this line of credit were $1.2 million and $6.2 million, respectively.

Under this agreement, the Company is required to maintain certain financial ratios and other financial conditions. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets and transactions with affiliates.  The Company was in compliance with the agreement as of July 23, 2004.

Net cash provided (used) by operating activities was $2.6 million for first quarter 2005, compared to ($3.5 million) for the same period last year. During first quarter 2005, financing activities totaled ($2.5 million) and consisted primarily of repayments under long-term debt and changes in drafts payable offset by net borrowings on the line of credit.  During first quarter 2004, financing activities totaled $3.5 million and consisted primarily of the issuance of shares net of issuance costs of $11.6 million, the issuance of subordinated notes of $3.5 million, and net borrowings on the revolving line of credit of $2.1 million, offset by repayments of long-term debt of $14.7 million.  Investing activities were $1.0 million for the first quarter 2005, of which $1.7 million was used for capital spending which was partially offset by $0.7 million of proceeds from asset sales.  Investing activities were $0.6 million for first quarter 2004, of which $1.5 million was used for capital spending which was partially offset by $0.8 million of proceeds from asset sales.  Net accounts receivable increased to $10.7 million at July 23, 2004, from $9.4 million at April 2, 2004.  This increase was primarily due to the slower collection of receivables from various state child-care assistance agencies.

On May 16, 2003, the Company completed a Rights Offering. Total proceeds from the offering were $15.9 million, of which $12.4 million ($11.6 million net of expenses) was for the issuance of 14.1 million shares of common stock and $3.5 million was Subordinated Debt.  The proceeds of the offering were used to pay off the balance, which included accrued interest, on the Subordinated Debt issued to a group of lenders organized by Jacobson Partners (see Related Party Transactions below).

The Company has entered into interest rate swap contracts to manage its exposure to fluctuations in interest rates relating to the revolving line of credit. Swap contracts fix the interest payments of floating rate debt instruments. As of July 23, 2004, contracts representing $5.0 million of notional amount were outstanding with maturity dates of November 2005 and January 2006. These contracts provide for the Company to pay interest at an average fixed rate of 2.98% in return for receiving interest at a floating rate of three month LIBOR, which is reset in three month intervals. The fair value of interest rate swap agreements is subject to changes in value due to changes in interest rates. During first quarter 2005, the market value of the outstanding interest rate contracts increased $0.1 million.

Contractual Obligations and Commitments

A subsidiary of the Company is primarily or contingently liable for many of the leases of Tutor Time’s franchisees. In an effort to build its franchisee network, Tutor Time either leased the prospective site for a franchisee, with a subsequent sublease of the site to the franchisee, or provided a lease guarantee to the landlord for the benefit of the franchisee in exchange for a monthly lease guarantee fee payable by the franchisee that is based upon the monthly rent expense of the guaranteed lease. The payments the Company could be required to pay related to leases and guarantees aggregate $76.4 million and $15.4 million, respectively, in case of default by the franchisee. Should the Company be required to make payments under these leases, it may assume obligations for operating the center. Should the center not be economically viable, the Company will make provision for the lease termination at that time. The Company has taken over operations for a center previously operated by a franchisee as a result of a default under the franchisee’s lease and intends to continue to operate this center. Additionally, the Company has been notified by the landlords of four locations that the franchisee is in default and the approximate liability for these defaults is $0.2 million. Subsequent to the end of the quarter, the Company entered into a transaction to purchase these centers for $1.4 million, adjusted for certain assets and liabilities.  Other than with respect to the foregoing locations, the Company does not anticipate that it will be required to make payments under any of these leases or guarantees, does not believe that any payments are likely and has not recorded any related liability.

At July 23, 2004, aggregate potential payments on leases and guarantees over the next five fiscal years and thereafter are as follows:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(In thousands)

Franchise Lease Guarantees	$15,386	$1,240	$3,397	$2,128	$8,621
Franchise Lease Commitments	76,391	4,501	19,900	12,030	39,960

Total	$91,777	$5,741	$23,297	$14,158	$48,581

Related Party Transactions

For information regarding related party transactions, see the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2004. (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions”).

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

For a description of the Company’s significant accounting policies, see Note 3, “Summary of Significant Accounting Policies”, of the Notes to Condensed Consolidated Financial Statements (unaudited) included in this Report under Item 1. For a more complete description, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2004.

New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) 51. FIN 46 addresses the consolidation of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIE”) by clarifying the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 provides guidance on how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. On December 23, 2003, the FASB issued FIN 46R, which replaced FIN 46. Among other things, FIN 46R clarified and changed the definition and application of a number of provisions of FIN 46 including de facto agents, variable interests and variable interest entities. FIN 46R also expanded instances when FIN 46 should not be applied. FIN 46R was effective for the Company’s reporting period ended April 2, 2004 (see Note 14 of the Notes to Condensed Consolidated Financial Statements included in this Report under Item 1).

Wage Increases

Expenses for center-level salaries, wages and benefits represented approximately 51% of net revenues for first quarter 2005, as compared to approximately 52% of net revenues in first quarter 2004.  Management believes that, through increases in tuition rates, the Company can offset any future center-level wage increases caused by adjustments to the federal, state or county minimum wage rates or other market adjustments. However, no assurance can be given that rates can be increased sufficiently to cover such increased costs. The Company continually evaluates its wage structure and may implement changes at targeted local levels.

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q Report contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, ability to hire, train and retain qualified personnel, continuation of federal and state assistance programs, projected exit and closure expenses, pricing, competition, insurability, demand for childcare and general economic conditions. Accordingly, actual results could differ materially from those projected in such forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

Market risk represents the risk of loss that may impact the Company’s consolidated financial position, results of operations or cash flow. The Company is exposed to market risk due to changes in interest rates and foreign currency exchange rates.

Interest Rates. The Company has exposure to market risk for changes in interest rates related to its debt obligations. The Company does not have cash flow exposure due to rate changes on its 15% Subordinated Notes in the amount of $3.5 million as of July 23, 2004. The Company has cash flow exposure on the revolving line of credit, with an outstanding balance of $8.3 million, and its notes payable, with an outstanding balance of $0.1 million, each as of July 23, 2004.  These exposures have been partially offset by the Company entering into $5.0 million notional amount of interest rate swap contracts. Accordingly, a 2% (200 basis points) change in the LIBOR rate or the prime rate would have resulted in interest expense changing by approximately $0.2 million for first quarter 2005.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting during the fiscal quarter ended July 23, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

Information regarding this Item is set forth in Note 5 to the Notes of Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Report.

ITEMS 2 through 5 are not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits
	3(i)	Restated Articles of Incorporation of Learning Care Group, Inc. as amended

	31.1	Rule 13a-14(a) Certification by William D. Davis, President and Chief Executive Officer

	31.2	Rule 13a-14(a) Certification by Frank M. Jerneycic, Treasurer and Chief Financial Officer

	32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

1)	The Company filed a Current Report on Form 8-K on July 1, 2004, announcing its operating results for the fiscal year 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEARNING CARE GROUP, INC.

(REGISTRANT)

Date: September 3, 2004	By: /s/ Frank M. Jerneycic

Frank M. Jerneycic
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3(i)	Restated Articles of Incorporation of Learning Care Group, Inc. as amended

31.1	Rule 13a-14(a) Certification by William D. Davis, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Frank M. Jerneycic, Treasurer and Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002