Form 10-Q
period 2004-10-15
LEARNING CARE GROUP, INC
filed 2004-11-29
CIK 1003648

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 15, 2004

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

The number of shares of Registrant’s Common Stock, no par value per share, outstanding at November 10, 2004, was 19,816,510.

LEARNING CARE GROUP, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarterly Period Ended October 15, 2004

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

LEARNING CARE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 15, 2004	April 2, 2004
	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$203	$1,377
Accounts receivable, net	9,937	9,379
Prepaid expenses and other current assets	4,646	5,435

Total current assets	14,786	16,191

LAND, BUILDINGS AND EQUIPMENT:
Land	9,347	9,347
Buildings	20,520	20,443
Leasehold improvements	14,420	12,462
Vehicles, furniture and equipment	13,991	13,599

	58,278	55,851
Less: accumulated depreciation and amortization	(20,688)	(19,128)

	37,590	36,723

OTHER NONCURRENT ASSETS:
Intangible assets, net	30,910	30,064
Refundable deposits and other	2,667	2,641

	33,577	32,705

TOTAL ASSETS	$85,953	$85,619

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts and drafts payable	$5,858	$6,810
Accrued wages and benefits	6,962	7,531
Current portion of long-term debt	9,405	3,328
Exit and closure expense accrual	214	448
Other current liabilities	9,830	10,016

Total current liabilities	32,269	28,133

LONG-TERM DEBT, NET OF CURRENT PORTION	3,637	8,397
DEFERRED RENT LIABILITY & MINORITY INTEREST	2,445	1,945
OBLIGATIONS UNDER SALE LEASEBACK TRANSACTIONS	10,503	10,138

Total liabilities	48,854	48,613

SHAREHOLDERS’ EQUITY
Common Stock, 40,000,000 shares authorized, no par value; 19,809,010
issued and outstanding at October 15, 2004 and April 2, 2004	43,841	43,781
Preferred Stock, 100,000 shares authorized, no par value;
no shares issued or outstanding	—	—
Retained earnings (accumulated deficit)	(6,742)	(6,775)

Total shareholders’ equity	37,099	37,006

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$85,953	$85,619

The accompanying footnotes are an integral part of the condensed consolidated financial statements.

LEARNING CARE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	12 Weeks Ended		28 Weeks Ended
	October 15, 2004	October 10, 2003	October 15, 2004	October 10, 2003
	(In thousands, except per share data)

Revenue from Learning Center Operations	$46,663	$43,405	$110,853	$103,842
Revenue from Franchise Operations	1,540	1,376	3,874	3,236

Revenue, net	48,203	44,781	114,727	107,078
Operating expenses of Learning Centers	42,992	40,597	100,114	94,882

Gross profit	5,211	4,184	14,613	12,196
General and administrative expenses	4,239	4,094	10,636	9,938
Depreciation and amortization expenses	946	858	2,270	2,095
Gain on sale of centers and vacant land	(135)	—	(684)	—
Provision for doubtful accounts	559	244	838	534
Exit and closure expenses	21	—	61	—

OPERATING INCOME (LOSS)	(419)	(1,012)	1,492	(371)
Interest expense, net	521	374	1,165	1,087

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(940)	(1,386)	327	(1,458)

Income tax provision	(50)	—	54	—

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(890)	(1,386)	273	(1,458)

Discontinued operations, net of taxes	(34)	(167)	(240)	(365)

NET INCOME (LOSS)	$(924)	$(1,553)	$33	$(1,823)

INCOME (LOSS) PER SHARE - BASIC:
Income (loss) before discontinued operations	$(0.05)	$(0.07)	$0.01	$(0.09)
Discontinued operations, net of taxes	(0.00)	(0.01)	(0.01)	(0.02)

Net income (loss)	$(0.05)	$(0.08)	$0.00	$(0.11)

INCOME (LOSS) PER SHARE - DILUTED:
Income (loss) before discontinued operations	$(0.05)	$(0.07)	$0.01	$(0.09)
Discontinued operations, net of taxes	(0.00)	(0.01)	(0.01)	(0.02)

Net income (loss)	$(0.05)	$(0.08)	$0.00	$(0.11)

Weighted average shares outstanding	19,812	19,708	19,810	16,074

The accompanying footnotes are an integral part of the condensed consolidated financial statements.

LEARNING CARE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	28 Weeks Ended
	October 15, 2004	October 10, 2003
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$33	$(1,823)
Adjustments to reconcile net income (loss) to cash
provided (used) by operating activities:
Depreciation and amortization	2,233	2,136
Provision for doubtful accounts	838	583
Stock option compensation expense	44	—
Deferred rent liability	533	138
Minority interest in variable interest entities	(33)	—
(Gain) loss on sale of assets	(593)	58
Changes in operating assets and liabilities:
Accounts receivable	(1,614)	(2,670)
Prepaid expenses and other current assets	151	(1,445)
Accounts payable, accruals and other current liabilities	640	1,595
Exit and closure expense accrual	(234)	(662)

Net cash provided (used) by operating activities	1,998	(2,090)

INVESTING ACTIVITIES:
Acquisiton of centers, net of cash	(314)	—
Capital spending	(2,845)	(2,327)
Proceeds from sale of assets	761	1,054
Payments for refundable deposits and other assets	(26)	(43)

Net cash used in investing activities	(2,424)	(1,316)

FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	3,785	1,614
Repayments under long-term debt	(2,507)	(15,067)
Issuance of long-term debt	—	3,500
Changes in drafts payable	(2,042)	641
Issuance of common shares (net of issuance costs)	16	12,094

Net cash provided (used) by financing activities	(748)	2,782

Net decrease in cash and cash equivalents	(1,174)	(624)
Cash and cash equivalents, beginning of year	1,377	2,499

Cash and cash equivalents, end of period	$203	$1,875

The accompanying footnotes are an integral part of the condensed consolidated financial statements.

LEARNING CARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS

Learning Care Group, Inc. conducts business through its wholly-owned subsidiary Childtime Childcare, Inc. and its other wholly-owned subsidiaries (collectively, the “Company”). The Company and its predecessors began operations in 1967. The Company operates in three business segments: Childtime Learning Centers, Tutor Time Learning Centers and Franchise Operations. The Company provides center-based educational services and child care to children between the ages of six weeks and 12 years under two distinct brand identities: Childtime Learning Centers (“Childtime”) and Tutor Time Childcare Learning Centers (“Tutor Time”). As of October 15, 2004, the Company operated or franchised a total of 466 centers system-wide under three major lines of business and had system-wide licensed capacity capable of serving over 70,000 children. The Company’s three lines of business are:

•	Childtime Learning Centers: 267 centers operated by the Company, consisting of:
	—	258 Childtime centers and
	—	9 Childtime-branded centers operated for third parties;
•	Tutor Time Learning Centers: 69 Tutor Time centers operated by the Company; and
•	Tutor Time Franchise: royalties and other fees received from 130 franchised Tutor Time centers.

Childtime and Tutor Time corporate centers are located throughout the United States (in 26 states) and Canada (one location). The vast majority of these centers are operated on leased premises, with typical lease terms ranging from 1 to 25 years. Thirty-eight of the Childtime centers are operated on Company-owned premises.

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

Tutor Time franchise centers are also predominantly located in the U.S., with 118 centers operating in 17 states. An additional 12 centers are operated in Canada, Hong Kong, Indonesia, and the Philippines, mostly under master franchise agreements. The Company is currently the primary obligor or guarantor on leases for 51 of its franchise centers.

An amendment to the Company’s Restated Articles of Incorporation was approved by shareholders on August 17, 2004, which resulted in a change in the Company’s name from Childtime Learning Centers, Inc. to Learning Care Group, Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of October 15, 2004, and the results of its operations and cash flows for the periods ended October 15, 2004 and October 10, 2003, respectively, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Friday closest to March 31. For fiscal year 2005, the second quarter contained 12 weeks, and the fiscal year contains 52 weeks. For fiscal year 2004, the second quarter contained 12 weeks, and the fiscal year contained 53 weeks.

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

		12 Weeks Ended		28 Weeks Ended
		October 15, 2004	October 10, 2003	October 15, 2004	October 10, 2003
Net income (loss)	As reported	$(924)	$(1,553)	$33	$(1,823)
	Pro forma	$(976)	$(2,291)	$(185)	$(2,719)
Net income (loss) per share - Basic
	As reported	$(0.05)	$(0.08)	$0.00	$(0.11)
	Pro forma	$(0.05)	$(0.12)	$(0.01)	$(0.17)
Net income (loss) per share - Diluted
	As reported	$(0.05)	$(0.08)	$0.00	$(0.11)
	Pro forma	$(0.05)	$(0.12)	$(0.01)	$(0.17)
Weighted average fair value of options granted during the year		$1.73	$1.09	$1.59	$0.89

The fair value of the options used to compute pro forma net income (loss) and net income (loss) per share is the estimated present value at grant date using the “Black-Scholes” option-pricing model with the following weighted average assumptions for the 12 and 28 weeks ended October 15, 2004 and October 10, 2003, respectively: no dividend yield; expected volatility of 76.0 and 56.4 percent; risk free interest rate of 3.6 and 2.0 percent; and expected holding periods of 5.0 and 5.0 years.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable is presented net of an allowance for doubtful accounts. At October 15, 2004 and April 2, 2004, the allowance for doubtful accounts was $1.0 million and $2.0 million, respectively.

NOTE 4 – DRAFTS PAYABLE

Drafts payable represent unfunded checks drawn on zero balance accounts that have not been presented for funding to the Company’s banks. The drafts are funded, without finance charges, as soon as they are presented. At October 15, 2004 and April 2, 2004, the aggregate drafts payable were $2.4 million and $4.5 million, respectively.

NOTE 5 – COMMITMENTS and CONTINGENCIES

A subsidiary of the Company is primarily or contingently liable for many of the leases of Tutor Time’s franchisees. In an effort to build its franchisee network, Tutor Time either leased the prospective site for a franchisee, with a subsequent sublease of the site to the franchisee, or provided a lease guarantee to the landlord for the benefit of the franchisee in exchange for a monthly lease guarantee fee payable by the franchisee that is based upon the monthly rent expense of the guaranteed lease. The payments the Company could be required to pay related to leases and guarantees aggregate $74.7 million and $9.1 million, respectively, in case of default by the franchisee. Should the Company be required to make payments under these leases, it may assume obligations for operating the center. Should the center not be economically viable, the Company will make provision for the lease termination at that time. The Company does not anticipate that it will be required to make payments under any of these leases or guarantees, does not believe that any payments are likely and has not recorded any related liability.

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

NOTE 6 – PAYMENTS FOR CONSULTING SERVICES

In July 2000, the Company retained Jacobson Partners, of which Benjamin R. Jacobson, the Company’s Chairman of the Board, is the managing general partner, to provide management and financial consulting services. Total consulting fees incurred for Jacobson Partners were $135,000 and $135,000 for the 28 weeks ended October 15, 2004 and October 10, 2003, respectively, and are included in General and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

NOTE 7 – INCOME TAXES

During the 28 weeks ended October 15, 2004, an income tax provision of $0.1 million (all related to state income taxes) was recorded on income before income taxes and discontinued operations of $0.3 million, compared to an income tax provision of $0.0 million on loss before discontinued operations of ($1.5 million) for the same period last year. During the 12 weeks ended October 15, 2004, an income tax benefit of ($0.1 million) was recorded on loss before discontinued operations of ($0.9 million), compared to an income tax provision of $0.0 million on loss before discontinued operations of ($1.4 million) for the same period last year. Income tax expense for the 12 and 28 weeks ended October 15, 2004 varied from the U.S. statutory rate of 34% due primarily to the utilization of net operating loss carryforwards for which a valuation allowance has been recorded.

NOTE 8 – NET INCOME (LOSS) PER SHARE

For the 12 and 28 weeks ended October 15, 2004 and October 10, 2003, basic income (loss) per share has been calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. The calculation of basic and diluted shares is as follows (in thousands):

	Calculation on Incremental Shares
	12 Weeks Ended		28 Weeks Ended
	October 15, 2004	October 10, 2003	October 15, 2004	October 10, 2003
Basic Shares (based on weighted average)	19,812	19,708	19,810	16,074
Stock Options (1)	—	—	1,012	—

Diluted Shares	19,812	19,708	20,822	16,074

(1) For the 12 weeks ended October 15, 2004, the above calculation does not include 2,032,124 shares issuable from stock options that have the potential to dilute earnings per share in the future. These shares were not included in the above calculation of diluted shares because to do so would have been antidilutive. For the 28 weeks ended October 15, 2004, the above calculation does not include 961,769 shares issuable from stock options that have the potential to dilute earnings per share in the future. For the 12 and 28 weeks ended October 10, 2003, the above calculation does not include 1,772,459 and 1,441,463 shares, respectively, issuable from stock options that have the potential to dilute earnings per share in the future. These shares were not included in the above calculation of diluted shares because to do so would have been antidilutive.

NOTE 9 – EXIT AND CLOSURE EXPENSES AND DISCONTINUED OPERATIONS

The Company has made provisions for closed center lease obligations and discontinued operations in connection with the closing of under-performing centers. During the 12 and 28 weeks ended October 15, 2004, the Company incurred charges of $0.2 million and $0.7 million, respectively, to increase the reserves and to provide for other closed centers. The Company made payments related to its restructuring reserve of $0.4 million for the 28 weeks ended October 15, 2004. A summary of the accrual is as follows (in thousands):

	Exit and Closure Expenses and Discontinued Operations Accrual Analysis
	Beginning Accrual April 2, 2004	Expenses	Cash Payments	Ending Accrual October 15, 2004

Closed center lease obligations	$241	$61	$160	$142

Discontinued operations lease obligations	207	75	210	72

Total	$448	$136	$370	$214

The lease liability for the centers closed during the 28 weeks ended October 15, 2004 and October 10, 2003 has been recorded at management’s estimate of the amounts of expected payments.

A summary of discontinued operations is as follows (in thousands):

	12 Weeks Ended		28 Weeks Ended
	October 15, 2004	October 10, 2003	October 15, 2004	October 10, 2003

Revenues, net	$9	$326	$75	$1,079
Operating expenses of Learning Centers	26	456	205	1,263

Loss from operations	(17)	(130)	(130)	(184)
Provision for doubtful accounts	—	4	1	51
Depreciation and amortization expenses	10	6	34	12
Exit and closure expenses	11	27	75	118

Loss from discontinued operations before income tax	(38)	(167)	(240)	(365)

Income tax provision	(4)	—	—	—

Loss from discontinued operations, net of tax	$(34)	$(167)	$(240)	$(365)

NOTE 10 – INTANGIBLE ASSETS AND GOODWILL

The changes in the carrying amounts of goodwill and other intangible assets for the 28 weeks ended October 15, 2004 were as follows (in thousands):

	Balance April 2, 2004	Additions	Amortization	Balance October 15, 2004	Useful Life
Goodwill	$17,866	$1,245	$—	$19,111	Indefinite
Franchise Agreements	8,320	—	245	8,075	20
Trade Name and Trademarks	3,574	—	105	3,469	20
Curriculum	304	—	49	255	5

Total intangible assets, net	$30,064	$1,245	$399	$30,910

During the period ended October 15, 2004, the Company acquired eight Tutor Time centers from a franchisee for $1.3 million, adjusted for certain assets and liabilities, which resulted in an addition to goodwill. Estimated amortization of intangible assets is expected to be $0.7 million for fiscal 2005 and approximately $0.7 million annually for the next four years.

NOTE 11 – SEGMENT INFORMATION

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

Information about the Company’s operating segments is presented below (in thousands):

	12 Weeks Ended		28 Weeks Ended
	October 15, 2004	October 10, 2003	October 15, 2004	October 10, 2003
Revenues:
Childtime	$32,963	$31,501	$78,947	$75,451
Tutor Time	13,700	11,904	31,460	28,391
Franchise Operations	1,540	1,376	3,874	3,236
Revenue associated with the consolidation of VIEs	—	—	446	—

Total	$48,203	$44,781	$114,727	$107,078

Operating income (loss):
Childtime	$2,420	$2,247	$8,049	$7,606
Tutor Time	692	317	1,853	820
Franchise Operations	1,540	1,376	3,874	3,236
Depreciation and amortization	(946)	(858)	(2,270)	(2,095)
Corporate and other	(4,125)	(4,094)	(10,014)	(9,938)

Total	$(419)	$(1,012)	$1,492	$(371)

Goodwill:
Childtime	$7,215	$7,215	$7,215	$7,215
Tutor Time	6,823	5,578	6,823	5,578
Franchise Operations	5,073	5,073	5,073	5,073

Total	$19,111	$17,866	$19,111	$17,866

All other assets:
Childtime	$46,748	$46,513	$46,748	$46,513
Tutor Time	10,328	10,643	10,328	10,643
Franchise Operations	9,659	10,951	9,659	10,951
Assets associated with the consolidation of VIEs	107	—	107	—

Total	$66,842	$68,107	$66,842	$68,107

NOTE 12 – FINANCIAL INSTRUMENT

The Company has entered into interest rate swap contracts to manage its exposure to fluctuations in interest rates relating to the revolving line of credit. Swap contracts fix the interest payments of floating rate debt instruments. As of October 15, 2004 and October 10, 2003, contracts representing $5.0 million of notional amount were outstanding with maturity dates of November 2005 and January 2006. These contracts provide for the Company to pay interest at an average fixed rate of 2.98% in return for receiving interest at a floating rate of three month LIBOR, which is reset in three month intervals. The fair value of interest rate swap agreements is subject to changes in value due to changes in interest rates, and the fair value of $0.0 million and ($0.1) million is included in other current liabilities as of October 15, 2004 and October 10, 2003, respectively.

NOTE 13 – CONSOLIDATION OF VARIABLE INTEREST ENTITIES

During the fourth quarter of 2004, the Company implemented FIN 46R. The Company has concluded that some of its franchise arrangements represent variable interest entities (“VIEs”) which are subject to the provisions of FIN 46R. The Company’s variable interest in these entities include royalty fees and in some cases lease guarantees and debt due to the Company from the franchisee. The Company has analyzed these franchise agreements and has determined that two franchises are entities in which the Company is the primary beneficiary. As a result, these entities were consolidated as of April 2, 2004. During the period ended October 15, 2004, the Company aquired the two franchise entities that had previously been consolidated as VIEs. As a result, these entities are not considered VIEs as of October 15, 2004. The following is a summary of the effect of consolidating these entities for 12 and 28 weeks ending October 15, 2004 (in thousands).

	12 Weeks Ended October 15, 2004	28 Weeks Ended October 15, 2004

Revenue, net of elimination of fees of $23,000	$—	$423
Cost and minority interest, net of elimination of fees of $23,000	—	423

Net income	$—	$—

The Company has not restated prior periods for the above consolidation and there was no cumulative effect on the prior years related to the consolidation during first quarter 2005.

NOTE 14 – ACQUISITION OF FRANCHISE CENTERS

On July 30, 2004, the Company acquired the entire equity interests of eight entities that each owned a Tutor Time franchise center in the Minneapolis, Minnesota area. These entities were delinquent in the payment of amounts due to the Company and, in certain instances, under leases guaranteed by the Company. The Company decided to purchase these entities in order to cure these delinquencies and to allow the Company to take advantage of operating and expansion opportunities in the Minnesota market. The Company made a cash payment of $0.3 million and assumed liabilities in excess of assets of $1.1 million, resulting in recorded goodwill of $1.2 million. Included in the liability of the purchased entities was a payable to the Company of $0.8 million, for which the Company had established an allowance for doubtful accounts of $0.2 million. The Company is in the process of gathering information to finalize the purchase price allocation. The results of operations have been included in the Company’s operating results since the date of acquisition.

NOTE 15 – SUBSEQUENT EVENT

On November 22, 2004, the Company entered into a Second Amended and Restated Credit Agreement, which increases the revolving line of credit from $13.7 million to $17.5 million and extends the maturity date to July 31, 2006.

ITEM 2. Management’s Discussion and Analysis

GENERAL

The information presented herein refers to the 12 weeks (second quarter 2005) and the 28 weeks (year to date 2005) ended October 15, 2004, compared to the 12 weeks (second quarter 2004) and 28 weeks (year to date 2004) ended October 10, 2003.

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

During second quarter 2005, the Company acquired eight Learning Centers from a franchisee and a franchisee opened one franchise center. During second quarter 2004, the Company closed one Learning Center and franchised one center previously operated as a corporate center.

During year to date 2005, the Company acquired eight Learning Centers from a franchisee, opened one franchise center, closed three Learning Centers and sold two additional Learning Centers to franchisees. During year to date 2004, the Company closed four Learning Centers, franchised one center previously operated as a corporate center and opened one corporate center.

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

The Company’s enrollments change over the course of a year, with the highest enrollments occurring during the traditional fall “back to school”, and after a calendar year and holidays. Enrollments generally decrease during summer months and calendar year-end holidays. As a result, operating results change during the quarters and individual quarterly results are not indicative of annual operating results.

RESULTS OF OPERATIONS

Second Quarter 2005 Compared to Second Quarter 2004

	12 Weeks Ended October 15, 2004	Percent of Revenues	12 Weeks Ended October 10, 2003	Percent of Revenues	Change Amount (in Dollars)

Revenue from Learning Center Operations	$46,663	96.8%	$43,405	96.9%	$3,258
Revenue from Franchise Operations	1,540	3.2%	1,376	3.1%	164

Revenue, net	48,203	100.0%	44,781	100.0%	3,422
Operating expenses of Learning Centers	42,992	89.2%	40,597	90.7%	2,395

Gross profit	5,211	10.8%	4,184	9.3%	1,027
General and administrative expenses	4,239	8.8%	4,094	9.1%	145
Depreciation and amortization expenses	946	2.0%	858	1.9%	88
Gain on sale of centers and vacant land	(135)	-0.3%	—	0.0%	(135)
Provision for doubtful accounts	559	1.2%	244	0.5%	315
Exit and closure expenses	21	0.0%	—	—	21

OPERATING INCOME	$(419)	-0.9%	$(1,012)	-2.3%	$593

Revenue, net. Net revenue for second quarter 2005 increased $3.4 million, or 7.6%, from the same period last year to $48.2 million. Learning Center revenues increased $3.3 million. Revenue increases were achieved through a combination of increased tuition rates and enrollments. Childtime Learning Centers revenues increased $1.2 million, with comparable Childtime center revenues (centers opened 18 months or longer) increasing 5.0%. Tutor Time Learning Centers revenues increased $2.1 million, with comparable Tutor Time center revenues increasing 6.7%. Franchise Operations revenues, which consisted primarily of royalties, increased $0.2 million, or 11.9%, from the same period last year to $1.5 million.

Operating expenses of Learning Centers. Operating expenses for second quarter 2005 increased $2.4 million, or 5.9%, from the same period last year to $43.0 million. The increase was a result of an increase in personnel expense ($0.9 million), which increased with higher enrollments and general wage increases; an increase in occupancy expense ($0.7 million), which was primarily a result of rent on new center openings and acquired centers, and increased insurance and other occupancy costs for existing centers; and an increase in center operating expenses ($0.8 million), which increased with higher enrollments and higher food, transportation and utility expenses. Operating expenses as a percentage of net revenue decreased to 89.2% for second quarter 2005, from 90.7% in the same period last year. This decrease is primarily a result of a decrease in personnel expenses as a percentage of net revenues, resulting from improved labor efficiencies.

Gross profit. Gross profit for second quarter 2005 increased $1.0 million, or 24.5%, from the same period last year to $5.2 million. This increase consisted of a $0.8 million increase in Learning Center Operations gross profit and a $0.2 million increase in Franchise Operations gross profit. Gross profit percentages for second quarter 2005 by segment were 8.8% for Childtime centers (as compared to 7.4% for 2004), 5.7% for Tutor Time centers (as compared to 3.3% for 2004) and 100% for Franchise Operations. The second quarter gross profit and gross profit percentage changes were a result of the revenue increases and changes in operating expenses described above.

General and administrative expenses. General and administrative expenses for second quarter 2005 increased $0.1 million from the same period last year to $4.2 million. The increase was primarily a result of general wage increases. General and administrative expenses as a percentage of net revenue decreased to 8.8% for second quarter 2005 from 9.1% in the same period last year. The decrease was a result of revenues increasing by a greater percentage than general and administrative expenses.

Depreciation and amortization expense. Depreciation and amortization expense for second quarter 2005 remained unchanged from the same period last year at $0.9 million. Depreciation and amortization expense as a percentage of net revenue increased to 2.0% for second quarter 2005 from 1.9% in the same period last year, primarily as a result of depreciation expense attributable to capital expenditures.

Gain on sale of centers and vacant land. Gain on sale of centers and vacant land was a result of the sale of vacant land during the second quarter 2005. There was not a similar transaction in the same period last year.

Provision for doubtful accounts. Provision for doubtful accounts for second quarter 2005 increased $0.3 million, or 129%, from the same period last year to $0.6 million. This increase was a result of a decline in collection experience during the quarter

Interest expense. Interest expense for second quarter 2005 was $0.5 million, compared to $0.4 million for the same period last year. This increase was a result of sale leaseback transactions completed in fourth quarter 2004.

Income tax provision. An income tax benefit for second quarter 2005 of ($0.1 million), all related to state income taxes, was recorded on a loss before income taxes and discontinued operations of ($0.9 million), compared to an income tax provision of $0.0 million on loss before discontinued operations of ($1.4 million) for the same period last year. Income tax expense for first quarter 2005 varied from the U.S. statutory rate of 34% due primarily to the utilization of net operating loss carryforwards for which a valuation allowance has been recorded.

Discontinued operations, net of taxes. Discontinued operations, net of taxes, for second quarter 2005 was ($0.0 million) compared to a loss of ($0.2 million) for the same period last year. This loss includes operating and lease termination costs associated with closed centers.

Net (loss). As a result of the foregoing changes, net loss decreased to ($0.9 million) for second quarter 2005, compared to a net loss of ($1.6 million) for the same period last year.

Year to Date 2005 Compared to Year to Date 2004

	28 Weeks Ended October 15, 2004	Percent of Revenues	28 Weeks Ended October 10, 2003	Percent of Revenues	Change Amount (in Dollars)

Revenue from Learning Center Operations	$110,853	96.6%	$103,842	97.0%	$7,011
Revenue from Franchise Operations	3,874	3.4%	3,236	3.0%	638

Revenue, net	114,727	100.0%	107,078	100.0%	7,649
Operating expenses of Learning Centers	100,114	87.3%	94,882	88.6%	5,232

Gross profit	14,613	12.7%	12,196	11.4%	2,417
General and administrative expenses	10,636	9.3%	9,938	9.3%	698
Depreciation and amortization expenses	2,270	2.0%	2,095	2.0%	175
Gain on sale of centers	(684)	-0.6%	—	—	(684)
Provision for doubtful accounts	838	0.7%	534	0.5%	304
Exit and closure expenses	61	0.1%	—	—	61

OPERATING INCOME	$1,492	1.3%	$(371)	-0.3%	$1,863

Revenue, net. Net revenue for year to date 2005 increased $7.6 million, or 7.1%, from the same period last year to $114.7 million. Learning Center revenues increased $7.0 million. Revenue increases were achieved through a combination of increased tuition rates and enrollments. Childtime Learning Centers revenues increased $2.7 million, with comparable Childtime center revenues (centers opened 18 months or longer) increasing 4.8%. Tutor Time Learning Centers revenues increased $4.3 million, with comparable Tutor Time center revenues increasing 6.7%. Revenue attributable to the consolidation of two franchise arrangements considered variable interest entities (VIEs as discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements (unaudited) included in this Report under Item 1) accounted for $0.4 million of the year to date 2005 Tutor Time Learning Centers increase. Franchise Operations revenues, which consisted primarily of royalties, increased $0.6 million, or 19.7%, from the same period last year to $3.9 million.

Operating expenses of Learning Centers. Operating expenses year to date 2005 increased $5.2 million, or 5.5%, from the same period last year to $100.1 million. The increase was a result of an increase in personnel expense ($2.3 million), which increased with higher enrollments and general wage increases; an increase in occupancy expense ($1.7 million), which was primarily a result of rent on new center openings and acquired centers, and increased insurance and other occupancy costs for existing centers; an increase in center operating expenses ($1.2 million), which increased with higher enrollments and higher food, transportation and utility expenses; and operating expenses associated with the VIEs ($0.4 million). Operating expenses as a percentage of net revenue decreased to 87.3% for year to date 2005, from 88.6% in the same period last year. This decrease is a result of a decrease in personnel expenses as a percentage of net revenues, resulting from improved labor efficiencies, and the increased portion of revenues derived from Franchise Operations, which have no associated costs in Operating expenses of Learning Centers.

Gross profit. Gross profit for year to date 2005 increased $2.4 million, or 19.8%, from the same period last year to $14.6 million. This increase consisted of a $1.8 million increase in Learning Center Operations gross profit and a $0.6 million increase in Franchise Operations gross profit. Gross profit percentages for year to date 2005 by segment were 11.0% for Childtime centers (as compared to 10.4% for 2004), 6.4% for Tutor Time centers (as compared to 3.3% for 2004) and 100% for Franchise Operations. The second quarter gross profit and gross profit percentage changes were a result of the revenue increases and changes in operating expenses described above.

General and administrative expenses. General and administrative expenses for year to date 2005 increased $0.7 million, or 7.0%, from the same period last year to $10.6 million. The increase was a result of increased center staff training expenses, general wage increases and increased employee bonuses due to operating improvements. General and administrative expenses as a percentage of net revenue remained unchanged at 9.3%.

Depreciation and amortization expense. Depreciation and amortization expense for year to date 2005 increased $0.2 million, or 8.4%, from the same period last year to $2.3 million. The increase was primarily a result of depreciation expense attributable to capital expenditures. Depreciation and amortization expense as a percentage of net revenue remained unchanged at 2.0%.

Gain on sale of center and vacant lands. Gain on sale of centers was a result of the sale under a franchise agreement of two Tutor Time centers to an existing franchisee in first quarter 2005 and the sale of vacant land in second quarter 2005. There were not similar transactions in the same period last year.

Provision for doubtful accounts. Provision for doubtful accounts for year to date 2005 increased $0.3 million, or 60%, from the same period last year to $0.8 million. This increase was a result of a decline in collection experience during the quarter.

Interest expense. Interest expense for year to date 2005 was $1.2 million, compared to $1.1 million for the same period last year. This increase was a result of interest on sale leaseback transactions completed in fourth quarter 2004.

Income tax provision. Income tax provision for year to date 2005 of $0.1 million (all related to state income taxes) was recorded on income before income taxes and discontinued operations of $0.3 million, compared to an income tax provision of $0.0 million on a loss before discontinued operations of ($1.5 million) for the same period last year. Income tax expense for year to date 2005 varied from the U.S. statutory rate of 34% due primarily to the utilization of net operating loss carryforwards for which a valuation allowance has been recorded.

Discontinued operations, net of taxes. Discontinued operations, net of taxes, for year to date 2005 was a loss of ($0.2 million), compared to a loss of ($0.4 million) for the same period last year. This loss includes operating and lease termination costs associated with closed centers.

Net income (loss). As a result of the foregoing changes, net income increased to $0.0 million for year to date 2005, compared to a net loss of ($1.8 million) for the same period last year.

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

On January 31, 2002, the Company entered into an Amended and Restated Credit Agreement. This agreement, as further amended, provides a $13.7 million revolving line of credit that will mature on June 30, 2005. It is collateralized by the Company’s receivables, equipment and real estate, with interest payable at a variable rate, at the Company’s option, based on either the prime rate or the Eurodollar rate. There were outstanding borrowings of $9.2 million at October 15, 2004, and $5.4 million at April 2, 2004. Outstanding letters of credit reduced the availability under the line of credit in the amount of $4.1 million at October 15, 2004 and $2.1 million at April 2, 2004. As of October 15, 2004 and April 2, 2004, unused amounts available for borrowing under this line of credit were $.4 million and $6.2 million, respectively. Subsequent to the end of the second quarter 2005, the Company entered into a Second Amended and Restated Credit Agreement, which increases the revolving line of credit from $13.7 million to $17.5 million and extends the maturity date to July 31, 2006.

Under this agreement, as amended, the Company is required to maintain certain financial ratios and other financial conditions. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets and transactions with affiliates. The Company was in compliance with the agreement as of October 15, 2004.

Net cash provided (used) by operating activities was $2.0 million for year to date 2005, compared to ($2.1 million) for the same period last year. During year to date 2005, financing activities totaled ($0.7 million) and consisted primarily of repayments under long-term debt and changes in drafts payable offset by net borrowings on the line of credit. During year to date 2004, financing activities totaled $2.8 million and consisted primarily of the issuance of shares net of issuance costs of $12.1 million, the issuance of subordinated notes of $3.5 million, and net borrowings on the revolving line of credit of $1.6 million, offset by repayments of long-term debt of $15.1 million. Investing activities were ($2.4 million) for the year to date 2005. Of this $2.8 million was used for capital spending and $0.3 was used to acquire centers from a franchisee. This was partially offset by $0.8 million of proceeds from asset sales. Investing activities were ($1.3 million) for year to date 2004, of which $2.3 million was used for capital spending which was partially offset by $1.1 million of proceeds from asset sales.

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

The Company has entered into interest rate swap contracts to manage its exposure to fluctuations in interest rates relating to the revolving line of credit. Swap contracts fix the interest payments of floating rate debt instruments. As of October 15, 2004, contracts representing $5.0 million of notional amount were outstanding with maturity dates of November 2005 and January 2006. These contracts provide for the Company to pay interest at an average fixed rate of 2.98% in return for receiving interest at a floating rate of three month LIBOR, which is reset in three month intervals. The fair value of interest rate swap agreements is subject to changes in value due to changes in interest rates. During year to date 2005, the market value of the outstanding interest rate contracts increased $0.1 million.

Contractual Obligations and Commitments

A subsidiary of the Company is primarily or contingently liable for many of the leases of Tutor Time’s franchisees. In an effort to build its franchisee network, Tutor Time either leased the prospective site for a franchisee, with a subsequent sublease of the site to the franchisee, or provided a lease guarantee to the landlord for the benefit of the franchisee in exchange for a monthly lease guarantee fee payable by the franchisee that is based upon the monthly rent expense of the guaranteed lease. The payments the Company could be required to pay related to leases and guarantees aggregate $74.7 million and $9.1 million, respectively, in case of default by the franchisee. Should the Company be required to make payments under these leases, it may assume obligations for operating the center. Should the center not be economically viable, the Company will make provision for the lease termination at that time. The Company does not anticipate that it will be required to make payments under any of these leases or guarantees, does not believe that any payments are likely and has not recorded any related liability.

At October 15, 2004, aggregate potential payments on leases and guarantees over the next five fiscal years and thereafter are as follows:

	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
	(In thousands)

Franchise Lease Guarantees	$9,146	$617	$2,300	$1,397	$4,832
Franchise Lease Commitments	74,703	2,813	19,900	12,030	39,960

Total	$83,849	$3,430	$22,200	$13,427	$44,792

Related Party Transactions

For information regarding related party transactions, see the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2004 (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions”).

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

Wage and Benefit Increases

Expenses for center-level salaries, wages and benefits represented approximately 50.1% of net revenues for second quarter 2005, as compared to approximately 52.2% of net revenues in second quarter 2004. Management believes that, through increases in tuition rates, the Company can offset any future center-level wage increases caused by adjustments to the federal, state or county minimum wage rates or other market adjustments. However, no assurance can be given that rates can be increased sufficiently to cover such increased costs. The Company continually evaluates its wage structure and may implement changes at targeted local levels.

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

Interest Rates. The Company has exposure to market risk for changes in interest rates related to its debt obligations. The Company does not have cash flow exposure due to rate changes on its 15% Subordinated Notes in the amount of $3.5 million as of October 15, 2004. The Company has cash flow exposure on the revolving line of credit, with an outstanding balance of $9.2 million, and its notes payable, with an outstanding balance of $0.1 million, each as of October 15, 2004. These exposures have been partially offset by the Company entering into $5.0 million notional amount of interest rate swap contracts. Accordingly, a 2% (200 basis points) change in the LIBOR rate or the prime rate would have resulted in interest expense changing by approximately $0.1 million for fiscal year 2005.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting during the fiscal quarter ended October 15, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEMS 2 through 4 are not applicable.

ITEM 5. OTHER INFORMATION

On November 29, 2004, the Company issued the press release attached hereto as Exhibit 99.1, announcing its results for the fiscal quarter and 28 weeks ended October 15, 2004, which press release is incorporated in this Item 5 by reference. The information in this Item 5 and the attached Exhibit 99.1 shall not be deemed filed for purposed of Section 18 of the Securities Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly stated by specific reference in such filing.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
		4.1	Second Amended and Restated Credit Agreement dated as of November 22, 2004, between Childtime Childcare Inc. and JPMorgan Chase Bank, N.A.

		31.1	Rule 13a-14(a) Certification by William D. Davis, President and Chief Executive Officer

		31.2	Rule 13a-14(a) Certification by Frank M. Jerneycic, Treasurer and Chief Financial Officer

		32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

		32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

		99.1	Press release on November 29, 2004 announcing the Company’s results for the fiscal quarter and 28 weeks ended October 15, 2004
(b)	Reports on Form 8-K
1)

The Company filed a Current Report on Form 8-K on August 18, 2004, announcing the results of its Annual Meeting of Shareholders, including the election of directors, the approval of amendments to its Restated Articles of Incorporation (to change the Company’s legal name and to increase the number of directors) and the approval of an amendment of the Company’s 2003 Equity Compensation Plan.

	2)	The Company filed a Current Report on Form 8-K on August 26, 2004, announcing the resignation of a member of the Company’s board of directors.
	3)	The Company filed a Current Report on Form 8-K on September 7, 2004, announcing the results for the fiscal quarter ended July 23, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEARNING CARE GROUP, INC.

(REGISTRANT)

Date: November 24, 2004	By: /s/ Frank M. Jerneycic
Frank M. Jerneycic Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	Second Amended and Restated Credit Agreement dated as of November 22, 2004, between Childtime Childcare Inc. and JPMorgan Chase Bank, N.A.

31.1	Rule 13a-14(a) Certification by William D. Davis, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Frank M. Jerneycic, Treasurer and Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

99.1	Press release on November 29, 2004 announcing the Company’s results for the fiscal quarter and 28 weeks ended October 15, 2004