Form 10-Q
period 2005-01-07
LEARNING CARE GROUP, INC
filed 2005-02-22
CIK 1003648

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q (MARK ONE)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 7, 2005

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

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
Yes |_| No |X|

The number of shares of Registrant’s Common Stock, no par value per share, outstanding at February 4, 2005, was 19,839,010.

LEARNING CARE GROUP, INC. AND SUBSIDIARIES FORM 10-Q INDEX For the Quarterly Period Ended January 7, 2005

2

PART I – FINANCIAL INFORMATION ITEM 1. Condensed Consolidated Financial Statements LEARNING CARE GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	January 7, 2005	April 2, 2004

	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$614	$1,377
Accounts receivable, net	9,414	9,379
Prepaid expenses and other current assets	5,007	5,435

Total current assets	15,035	16,191

LAND, BUILDINGS AND EQUIPMENT:
Land	9,347	9,347
Buildings	20,668	20,443
Leasehold improvements	13,953	12,462
Vehicles, furniture and equipment	15,113	13,599

	59,081	55,851
Less: accumulated depreciation and amortization	(20,878)	(19,128)

	38,203	36,723

OTHER NONCURRENT ASSETS:
Intangible assets, net	30,738	30,064
Refundable deposits and other	2,552	2,641

	33,290	32,705

TOTAL ASSETS	$86,528	$85,619

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts and drafts payable	$5,169	$6,810
Accrued wages and benefits	7,138	7,531
Current portion of long-term debt	104	3,328
Exit and closure expense accrual	114	448
Other current liabilities	9,261	10,016

Total current liabilities	21,786	28,133
LONG-TERM DEBT, NET OF CURRENT PORTION	13,572	8,397
DEFERRED RENT LIABILITY & MINORITY INTEREST	2,630	1,945
OBLIGATIONS UNDER SALE LEASEBACK TRANSACTIONS	10,494	10,138

Total liabilities	48,482	48,613

SHAREHOLDERS’ EQUITY:
Common Stock, 40,000,000 shares authorized, no par value; 19,839,010 and
19,809,010 issued and outstanding at January 7, 2005 and April 2, 2004	43,934	43,781
Preferred Stock, 100,000 shares authorized, no par value; no shares issued or
outstanding	—	—
Retained earnings (accumulated deficit)	(5,888)	(6,775)

Total shareholders’ equity	38,046	37,006

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$86,528	$85,619

The accompanying footnotes are an integral part of the condensed consolidated financial statements.
3

LEARNING CARE GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	12 Weeks Ended		40 Weeks Ended

	January 7, 2005	January 2, 2004	January 7, 2005	January 2, 2004

	(In thousands, except per share data)

Revenue from Learning Center Operations	$46,386	$42,546	$155,596	$144,849
Revenue from Franchise Operations	1,558	1,418	5,432	4,654

Revenue, net	47,944	43,964	161,028	149,503
Operating expenses of Learning Centers	41,305	37,884	140,046	131,412

Gross profit	6,639	6,080	20,982	18,091
General and administrative expenses	4,211	4,383	14,847	14,321
Depreciation and amortization expenses	976	967	3,219	3,035
Gain on sale of centers and vacant land	—	—	(684)	—
Provision for doubtful accounts	287	561	1,114	1,091
Exit and closure expenses	23	220	83	230

OPERATING INCOME (LOSS)	1,142	(51)	2,403	(586)
Interest expense, net	465	447	1,631	1,523

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED
OPERATIONS	677	(498)	772	(2,109)
Income tax provision	14	—	68	—

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	663	(498)	704	(2,109)
Discontinued operations, net of taxes	192	(54)	183	(266)

NET INCOME (LOSS)	$855	$(552)	$887	$(2,375)

INCOME (LOSS) PER SHARE - BASIC:
Income (loss) before discontinued operations	$0.03	$(0.03)	$0.03	$(0.12)
Discontinued operations, net of taxes	0.01	(0.00)	0.01	(0.02)

Net income (loss)	$0.04	$(0.03)	$0.04	$(0.14)

INCOME (LOSS) PER SHARE - DILUTED:
Income (loss) before discontinued operations	$0.03	$(0.03)	$0.03	$(0.12)
Discontinued operations, net of taxes	0.01	(0.00)	0.01	(0.02)

Net income (loss)	$0.04	$(0.03)	$0.04	$(0.14)

Weighted average shares outstanding	19,828	19,769	19,815	17,182

The accompanying footnotes are an integral part of the condensed consolidated financial statements.
4

LEARNING CARE GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	40 Weeks Ended

	January 7, 2005	January 2, 2004

	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$887	$(2,375)
Adjustments to reconcile net income (loss) to cash
provided (used) by operating activities:
Depreciation and amortization	3,164	3,092
Provision for doubtful accounts	1,114	1,147
Stock option compensation expense	89	—
Deferred rent liability	718	456
Deferred income taxes	—	1,762
Minority interest in variable interest entities	(33)	—
(Gain) loss on disposal of assets	(977)	6
Changes in operating assets and liabilities:
Accounts receivable	(1,367)	(3,922)
Prepaid expenses and other current assets	(209)	(3,113)
Accounts payable, accruals and other current liabilities	(219)	2,238
Exit and closure expense accrual	(334)	(753)

Net cash provided (used) by operating activities	2,833	(1,462)

INVESTING ACTIVITIES:
Acquisiton of centers, net of cash	(314)	—
Capital spending	(4,587)	(3,299)
Proceeds from sale of assets	1,515	218
Payments for refundable deposits and other assets	89	(54)

Net cash used in investing activities	(3,297)	(3,135)

FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	4,584	2,307
Repayments under long-term debt	(2,633)	(15,121)
Issuance of long-term debt	—	3,500
Changes in drafts payable	(2,314)	(99)
Proceeds from sale leaseback	—	835
Issuance of common shares (net of issuance costs)	64	12,089

Net cash provided (used) by financing activities	(299)	3,511

Net decrease in cash and cash equivalents	(763)	(1,086)
Cash and cash equivalents, beginning of year	1,377	2,499

Cash and cash equivalents, end of period	$614	$1,413

The accompanying footnotes are an integral part of the condensed consolidated financial statements.
5

LEARNING CARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS

Learning Care Group, Inc. conducts business through its wholly-owned subsidiary Childtime Childcare, Inc. and its other wholly-owned subsidiaries (collectively, the “Company”). The Company and its predecessors began operations in 1967. The Company operates in three business segments: Childtime Learning Centers, Tutor Time Learning Centers and Franchise Operations. The Company provides center-based educational services and child care to children between the ages of six weeks and 12 years under two distinct brand identities: Childtime Learning Centers (“Childtime”) and Tutor Time Childcare Learning Centers (“Tutor Time”). As of January 7, 2005, the Company operated or franchised a total of 462 centers system-wide under three major lines of business and had system-wide licensed capacity capable of serving over 70,000 children. The Company’s three lines of business are:

•	Childtime Learning Centers: 263 centers operated by the Company, consisting of:

— 257 Childtime centers and

— 6 Childtime-branded centers operated for third parties;

•	Tutor Time Learning Centers: 69 Tutor Time centers operated by the Company; and

•	Tutor Time Franchise: royalties and other fees received from 130 franchised Tutor Time centers.

Childtime and Tutor Time corporate centers are located throughout the United States (in 26 states) and Canada (one location). The vast majority of these centers are operated on leased premises, with typical lease terms ranging from 1 to 25 years. Thirty-eight of the Childtime centers are operated on Company-owned premises.

The Company operates six Childtime centers under management contracts. These centers serve hospitals, corporations and the federal government. Under these contracts, the Company receives an annual operating fee and, in some cases, is eligible to receive incentives for improving revenues and/or managing costs. These contracts are typically up for renewal on an annual basis.

Tutor Time franchise centers are also predominantly located in the U.S., with 118 centers operating in 17 states. An additional 12 centers are operated in Canada, Hong Kong, Indonesia, and the Philippines, mostly under master franchise agreements. The Company is currently the primary obligor or guarantor on leases for 50 of its franchise centers.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of January 7, 2005, and the results of its operations and cash flows for the periods ended January 7, 2005 and January 2, 2004, respectively, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Friday closest to March 31. For fiscal year 2005, the third quarter contained 12 weeks, and the fiscal year contains 52 weeks. For fiscal year 2004, the third quarter contained 12 weeks, and the fiscal year contained 53 weeks.

Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and continues to measure compensation cost using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Had stock option compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been reduced or increased, as applicable, to the pro forma amounts indicated below (in thousands except per share data):

		12 Weeks Ended		40 Weeks Ended

		January 7, 2005	January 2, 2004	January 7, 2005	January 2, 2004

Net income (loss)	As reported	$855	$(552)	$887	$(2,375)
	Pro forma	$855	$(552)	$669	$(3,271)
Net income (loss) per share - Basic
	As reported	$0.04	$(0.03)	$0.04	$(0.14)
	Pro forma	$0.04	$(0.03)	$0.03	$(0.19)
Net income (loss) per share - Diluted
	As reported	$0.04	$(0.03)	$0.04	$(0.14)
	Pro forma	$0.04	$(0.03)	$0.03	$(0.19)
Weighted average fair value of options
granted during the year		$—	$—	$1.59	$0.89

The fair value of the options used to compute pro forma net income (loss) and net income (loss) per share is the estimated present value at grant date using the “Black-Scholes” option-pricing model with the following weighted average assumptions for the 12 and 40 weeks ended January 7, 2005 and January 2, 2004, respectively: no dividend yield; expected volatility of 76.0 and 37.3 percent; risk free interest rate of 3.6 and 2.0 percent; and expected holding periods of 5.0 and 5.0 years.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable is presented net of an allowance for doubtful accounts. At January 7, 2005 and April 2, 2004, the allowance for doubtful accounts was $1.0 million and $2.0 million, respectively.

NOTE 4 – DRAFTS PAYABLE

Drafts payable represent unfunded checks drawn on zero balance accounts that have not been presented for funding to the Company’s banks. The drafts are funded, without finance charges, as soon as they are presented. At January 7, 2005 and April 2, 2004, the aggregate drafts payable were $3.9 million and $4.5 million, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

A subsidiary of the Company is primarily or contingently liable for many of the leases of Tutor Time’s franchisees. In an effort to build its franchisee network, Tutor Time either leased the prospective site for a franchisee, with a subsequent sublease of the site to the franchisee, or provided a lease guarantee to the landlord for the benefit of the franchisee in exchange for a monthly lease guarantee fee payable by the franchisee that is based upon the monthly rent expense of the guaranteed lease. The payments the Company could be required to pay related to leases and guarantees aggregate $73.4 million and $13.2 million, respectively, in case of default by the franchisee. Should the Company be required to make payments under these leases, it may assume obligations for operating the center. Should the center not be economically viable, the Company will make provision for the lease termination at that time. The Company does not anticipate that it will be required to make payments under any of these leases or guarantees, does not believe that any payments are likely and has not recorded any related liability.

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

NOTE 6 – PAYMENTS FOR CONSULTING SERVICES

In July 2000, the Company retained Jacobson Partners, of which Benjamin R. Jacobson, the Company’s Chairman of the Board, is the managing general partner, to provide management and financial consulting services. Total consulting fees incurred for Jacobson Partners were $187,500 and $342,500 for the 40 weeks ended January 7, 2005 and January 2, 2004, respectively, and are included in General and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

NOTE 7 – INCOME TAXES

During the 40 weeks ended January 7, 2005, an income tax provision of $0.1 million (all related to state income taxes) was recorded on income before income taxes and discontinued operations of $0.8 million, compared to an income tax provision of $0.0 million on loss before discontinued operations of ($2.1 million) for the same period last year. During the 12 weeks ended January 7, 2005, an income tax provision of $0.0 million was recorded on income before income taxes and discontinued operations of $0.7 million, compared to an income tax provision of $0.0 million on loss before discontinued operations of ($0.5 million) for the same period last year. Income tax expense for the 12 and 40 weeks ended January 7, 2005 varied from the U.S. statutory rate of 34% due primarily to the utilization of net operating loss carryforwards for which a valuation allowance has been recorded.

NOTE 8 – NET INCOME (LOSS) PER SHARE

For the 12 and 40 weeks ended January 7, 2005 and January 2, 2004, basic income (loss) per share has been calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. The calculation of basic and diluted shares is as follows (in thousands):

	Calculation on Incremental Shares

	12 Weeks Ended		40 Weeks Ended

	January 7, 2005	January 2, 2004	January 7, 2005	January 2, 2004

Basic Shares (based on
weighted average)	19,828	19,769	19,815	17,812
Stock Options (1)	1,020	—	999	—

Diluted Shares	20,848	19,769	20,814	17,812

(1) For the 12 and 40 weeks ended January 7, 2005, the above calculation does not include 994,053 and 970,124 shares, respectively, issuable from stock options that have the potential to dilute earnings per share in the future. For the 12 and 40 weeks ended January 2, 2004, the above calculation does not include 1,995,819 and 1,625,963 shares, respectively, issuable from stock options that have the potential to dilute earnings per share in the future. These shares were not included in the above calculation of diluted shares because to do so would have been antidilutive.

NOTE 9 – EXIT AND CLOSURE EXPENSES AND DISCONTINUED OPERATIONS

The Company has made provisions for closed center lease obligations and discontinued operations in connection with the closing of under-performing centers. During the 12 and 40 weeks ended January 7, 2005, the Company incurred charges of $0.1 million and $0.2 million, respectively, to increase the reserves and to provide for other closed centers. The Company made payments related to its restructuring reserve of $0.2 million and $0.6 million for the 12 and 40 weeks ended January 7, 2005. A summary of the accrual is as follows (in thousands):

	Exit and Closure Expenses and Discontinued Operations Accrual Analysis

	Balance April 2, 2004	Expenses	Cash Payments	Balance January 7, 2005

Closed center lease obligations	$241	$84	$250	$75
Discontinued operations lease obligations	207	141	309	39

Total	$448	$225	$559	$114

The lease liability for the centers closed during the 40 weeks ended January 7, 2005 and January 2, 2004 has been recorded at management’s estimate of the amounts of expected payments.
9

A summary of discontinued operations is as follows (in thousands):

	12 Weeks Ended		40 Weeks Ended

	January 7, 2005	January 2, 2004	January 7, 2005	January 2, 2004

Revenues, net	$295	$968	$2,013	$3,585
Operating expenses of Learning Centers	444	919	2,022	3,537

Income (loss) from operations	(149)	49	(9)	48
Provision for doubtful accounts	4	3	16	58
Depreciation and amortization expenses	11	20	43	59
(Gain) on disposal of assets	(422)	—	(392)	—
Exit and closure expenses	66	80	141	197

Income (loss) from discontinued operations before income tax	192	(54)	183	(266)
Income tax provision	—	—	—	—

Income (loss) from discontinued operations, net of tax	$192	$(54)	$183	$(266)

NOTE 10 – INTANGIBLE ASSETS AND GOODWILL The changes in the carrying amounts of goodwill and other intangible assets for the 40 weeks ended January 7, 2005 were as follows (in thousands):

	Balance April 2, 2004	Additions	Amortization	Balance January 7, 2005	Useful Life

Goodwill	$17,866	$1,245	$—	$19,111	Indefinite
Franchise Agreements	8,320	—	351	7,969	20
Trade Name and Trademarks	3,574	—	150	3,424	20
Curriculum	304	—	70	234	5

Total intangible assets, net	$30,064	$1,245	$571	$30,738

On July 30, 2004, the Company acquired eight Tutor Time centers from a franchisee for $1.3 million, adjusted for certain assets and liabilities, which resulted in an addition to goodwill. Estimated amortization of intangible assets is expected to be $0.7 million for fiscal 2005 and approximately $0.7 million annually for the next four years.

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

Information about the Company’s operating segments is presented below (in thousands):

	12 Weeks Ended		40 Weeks Ended

	January 7, 2005	January 2, 2004	January 7, 2005	January 2, 2004

Revenues:
Childtime	$32,507	$30,567	$109,811	$104,478
Tutor Time	13,879	11,979	45,339	40,371
Franchise Operations	1,558	1,418	5,432	4,654
Revenue associated with the consolidation of VIEs	—	—	446	—

Total	$47,944	$43,964	$161,028	$149,503

Operating income (loss):
Childtime	$4,238	$4,277	$12,701	$12,104
Tutor Time	843	385	2,849	1,333
Franchise Operations	1,558	1,418	5,432	4,654
Depreciation and amortization	(976)	(967)	(3,219)	(3,035)
Corporate and other	(4,521)	(5,164)	(15,360)	(15,642)

Total	$1,142	$(51)	$2,403	$(586)

Goodwill:
Childtime	$7,215	$7,215	$7,215	$7,215
Tutor Time	6,823	5,578	6,823	5,578
Franchise Operations	5,073	5,073	5,073	5,073

Total	$19,111	$17,866	$19,111	$17,866

All other assets:
Childtime	$47,441	$47,093	$47,441	$47,093
Tutor Time	10,290	11,131	10,290	11,131
Franchise Operations	9,686	10,911	9,686	10,911

Total	$67,417	$69,135	$67,417	$69,135

NOTE 12 – FINANCIAL INSTRUMENT

The Company has entered into interest rate swap contracts to manage its exposure to fluctuations in interest rates relating to the revolving line of credit. Swap contracts fix the interest payments of floating rate debt instruments. As of January 7, 2005 and January 2, 2004, contracts representing $5.0 million of notional amount were outstanding with maturity dates of November 2005 and January 2006. These contracts provide for the Company to pay interest at an average fixed rate of 2.98% in return for receiving interest at a floating rate of three month LIBOR, which is reset in three month intervals. The fair value of interest rate swap agreements is subject to changes in value due to changes in interest rates, and the fair value of $0.0 million and less than $0.1 million is included in other current liabilities as of January 7, 2005 and January 2, 2004, respectively.

NOTE 13 – CONSOLIDATION OF VARIABLE INTEREST ENTITIES

During the fourth quarter of 2004, the Company implemented FIN 46R. The Company has concluded that some of its franchise arrangements represent variable interest entities (“VIEs”) which are subject to the provisions of FIN 46R. The Company’s variable interest in these entities include royalty fees and in some cases lease guarantees and debt due to the Company from the franchisee. The Company has analyzed these franchise agreements and has determined that two franchises are entities in which the Company is the primary beneficiary. As a result, these entities were consolidated as of April 2, 2004. During the quarter ended October 15, 2004, the Company acquired the two franchise entities that had previously been consolidated as VIEs. As a result, these entities are not considered VIEs as of January 7, 2005. The following is a summary of the effect of consolidating these entities for the period up to the acquisition date (in thousands).

40 Weeks Ended January 7, 2005

Revenue, net of elimination of fees of $23	$423
Cost and minority interest, net of elimination of fees of $23	423

Net income	$—

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

NOTE 15 – CREDIT AGREEMENT

On November 22, 2004, the Company entered into a Second Amended and Restated Credit Agreement, which increased the revolving line of credit from $13.7 million to $17.5 million and extended the maturity date to July 31, 2006.

ITEM 2. Management’s Discussion and Analysis

GENERAL

The information presented herein refers to the 12 weeks (third quarter 2005) and the 40 weeks (year to date 2005) ended January 7, 2005, compared to the 12 weeks (third quarter 2004) and 40 weeks (year to date 2004) ended January 2, 2004.

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

During third quarter 2005, a franchisee opened one franchise center and another franchisee closed one franchise center, and the Company closed four Learning Centers. During the third quarter 2004, the Company opened one Learning Center.

During year to date 2005, the Company acquired eight Learning Centers from a franchisee, opened two franchise centers, closed one franchise center, closed six Learning Centers and sold two additional Learning Centers to franchisees. During year to date 2004, the Company closed four Learning Centers, franchised one center previously operated as a corporate center and opened two corporate centers.

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

The Company’s enrollments change over the course of a year, with the highest enrollments occurring during the traditional fall “back to school”, and after calendar period year-end holidays. Enrollments generally decrease during summer months and calendar year-end holidays. As a result, operating results change during the quarters and individual quarterly results are not indicative of annual operating results.

RESULTS OF OPERATIONS

Third Quarter 2005 Compared to Third Quarter 2004

	12 Weeks Ended January 7, 2005	Percent of Revenues	12 Weeks Ended January 2, 2004	Percent of Revenues	Change Amount (in Dollars)

Revenue from Learning Center Operations	$46,386	96.8%	$42,546	96.8%	$3,840
Revenue from Franchise Operations	1,558	3.2%	1,418	3.2%	140

Revenue, net	47,944	100.0%	43,964	100.0%	3,980
Operating expenses of Learning Centers	41,305	86.2%	37,884	86.2%	3,421

Gross profit	6,639	13.8%	6,080	13.8%	559
General and administrative expenses	4,211	8.8%	4,383	10.0%	(172)
Depreciation and amortization expenses	976	2.0%	967	2.2%	9
Gain on sale of centers and vacant land	—	0.0%	—	0.0%	—
Provision for doubtful accounts	287	0.6%	561	1.3%	(274)
Exit and closure expenses	23	0.0%	220	0.5%	(197)

OPERATING INCOME	$1,142	2.4%	$(51)	-0.2%	$1,193

Revenue, net. Net revenue for third quarter 2005 increased $4.0 million, or 9.0%, from the same period last year to $47.9 million. Learning Center revenues increased $3.8 million. Revenue increases were achieved through a combination of increased tuition rates and enrollments as well as through center acquisitions. Childtime Learning Centers revenues increased $1.9 million, with comparable Childtime center revenues (centers opened 18 months or longer) increasing 6.3%. Tutor Time Learning Centers revenues increased $1.9 million, with comparable Tutor Time center revenues increasing 5.4%. Franchise Operations revenues, which consisted primarily of royalties, increased $0.1 million, or 9.9%, from the same period last year to $1.6 million.

Operating expenses of Learning Centers. Operating expenses for third quarter 2005 increased $3.4 million, or 9.0%, from the same period last year to $41.3 million. The increase was a result of an increase in personnel expense ($1.5 million), which increased with higher enrollments and general wage increases; an increase in center controllable expenses ($1.2 million), which increased with higher enrollments and increased costs from center maintenance improvements, food, transportation and utility expenses; and an increase in occupancy expense ($0.7 million), which was primarily a result of rent on new center openings and acquired centers, and increased insurance and other occupancy costs for existing centers. Operating expenses as a percentage of net revenue remained unchanged at 86.2% for third quarter 2005, with an increase in center controllable expenses being offset by a reduction in personnel expenses.

Gross profit. Gross profit for third quarter 2005 increased $0.6 million, or 9.2%, from the same period last year to $6.6 million. This increase consisted of a $0.4 million increase in Learning Center Operations gross profit and a $0.1 million increase in Franchise Operations gross profit. Gross profit percentages for third quarter 2005 by segment were 13.0% for Childtime centers (as compared to 14.0% for 2004), 6.1% for Tutor Time centers (as compared to 3.2% for 2004) and 100% for Franchise Operations. The third quarter gross profit and gross profit percentage changes were a result of the revenue increases and changes in operating expenses described above.

General and administrative expenses. General and administrative expenses for third quarter 2005 decreased $0.2 million, or 3.9%, from the same period last year to $4.2 million. The decrease was a result of a decrease in consulting and temporary help, partially offset by increases in wages and incentives based on operating improvements. General and administrative expenses as a percentage of net revenue decreased to 8.8% for third quarter 2005 from 10.0% in the same period last year. The decrease was a result of revenues increasing while general and administrative expenses decreased.

Depreciation and amortization expense. Depreciation and amortization expense for third quarter 2005 remained unchanged from last year. Depreciation and amortization expense as a percentage of net revenue decreased to 2.0% for third quarter 2005 from 2.2% in the same period last year. The decrease was a result of revenues increasing while depreciation and amortization expense remained the same.

Provision for doubtful accounts. Provision for doubtful accounts for third quarter 2005 decreased $0.3 million, or 48.8%, from the same period last year to $0.3 million. This decrease was a result of improved collection experience during the quarter.

Interest expense. Interest expense for third quarter 2005 was $0.5 million, compared to $0.4 million for the same period last year. This increase was a result of sale leaseback transactions completed in fourth quarter 2004.

Income tax provision. An income tax provision for third quarter of $0.0 million was recorded on income before income taxes and discontinued operations of $0.7 million, compared to an income tax provision of $0.0 million on loss before discontinued operations of ($0.5 million) for the same period last year. Income tax expense for the first quarter 2005 varied from the U.S. statutory rate of 34% due primarily to the utilization of net operating loss carryforwards for which a valuation allowance had been recorded.

Discontinued operations, net of taxes. Discontinued operations, net of taxes, for third quarter 2005 was $0.2 million compared to a loss of ($0.1 million) for the same period last year. This income includes gain on the disposal of assets in one closed center of $0.6 million, offset by operating and lease termination costs associated with closed centers.

Net income (loss). As a result of the foregoing changes, net income for third quarter 2005 was $0.9 million compared to a net loss of ($0.6 million) for the same period last year.

Year to Date 2005 Compared to Year to Date 2004

	40 Weeks Ended January 7, 2005	Percent of Revenues	40 Weeks Ended January 2, 2004	Percent of Revenues	Change Amount (in Dollars)

Revenue from Learning Center Operations	$155,596	96.6%	$144,849	96.9%	$10,747
Revenue from Franchise Operations	5,432	3.4%	4,654	3.1%	778

Revenue, net	161,028	100.0%	149,503	100.0%	11,525
Operating expenses of Learning Centers	140,046	87.0%	131,412	87.9%	8,634

Gross profit	20,982	13.0%	18,091	12.1%	2,891
General and administrative expenses	14,847	9.2%	14,321	9.6%	526
Depreciation and amortization expenses	3,219	2.0%	3,035	2.0%	184
Gain on sale of centers and vacant land	(684)	-0.4%	—	0.0%	(684)
Provision for doubtful accounts	1,114	0.7%	1,091	0.7%	23
Exit and closure expenses	83	0.1%	230	0.2%	(147)

OPERATING INCOME	$2,403	1.4%	$(586)	-0.4%	$2,989

Revenue, net.  Net revenue for year to date 2005 increased $11.5 million, or 7.7%, from the same period last year to $161.0 million. Learning Center revenues increased $10.7 million. Revenue increases were achieved through a combination of increased tuition rates and enrollments. Childtime Learning Centers revenues increased $5.3 million, with comparable Childtime center revenues (centers opened 18 months or longer) increasing 5.4%. Tutor Time Learning Centers revenues increased $5.0 million, with comparable Tutor Time center revenues increasing 6.3%. Revenue attributable to the consolidation of two franchise arrangements considered variable interest entities (VIEs as discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements (unaudited) included in this Report under Item 1) accounted for $0.4 million of the year to date 2005 Tutor Time Learning Centers increase. Franchise Operations revenues, which consisted primarily of royalties, increased $0.8 million, or 16.7%, from the same period last year to $5.4 million.

Operating expenses of Learning Centers. Operating expenses year to date 2005 increased $8.6 million, or 6.6%, from the same period last year to $140.0 million. The increase was a result of an increase in personnel expense ($3.7 million), which increased with higher enrollments and general wage increases; an increase in occupancy expense ($2.4 million), which was primarily a result of rent on new center openings and acquired centers, and increased insurance and other occupancy costs for existing centers; an increase in center controllable expenses ($2.1 million), which increased with higher enrollments and increased costs from center maintenance improvements, food, transportation and utility expenses; and operating expenses associated with the VIEs ($0.4 million). Operating expenses as a percentage of net revenue decreased to 87.0% for year to date 2005, from 87.9% in the same period last year. This decrease is a result of a decrease in personnel expenses as a percentage of net revenues, resulting from improved labor efficiencies, and the increased portion of revenues derived from Franchise Operations, which have no associated costs in Operating expenses of Learning Centers.

Gross profit. Gross profit for year to date 2005 increased $2.9 million, or 16.0%, from the same period last year to $21.0 million. This increase consisted of a $2.1 million increase in Learning Center Operations gross profit and a $0.8 million increase in Franchise Operations gross profit. Gross profit percentages for year to date 2005 by segment were 11.5% for Childtime centers (as compared to 11.6% for 2004), 6.3% for Tutor Time centers (as compared to 3.3% for 2004) and 100% for Franchise Operations. The third quarter gross profit and gross profit percentage changes were a result of the revenue increases and changes in operating expenses described above.

General and administrative expenses. General and administrative expenses for year to date 2005 increased $0.5 million, or 3.7%, from the same period last year to $14.8 million. The increase was a result of increased center staff training expenses, general wage increases and increased employee bonuses due to operating improvements. General and administrative expenses as a percentage of net revenue decreased to 9.2% for year to date 2005 as compared to 9.6% for year to date 2004, due to the greater rate of increase in net revenue for the current period.

Depreciation and amortization expense. Depreciation and amortization expense for year to date 2005 increased $0.2 million, or 6.1%, from the same period last year to $3.2 million. The increase was primarily a result of depreciation expense attributable to capital expenditures. Depreciation and amortization expense as a percentage of net revenue remained unchanged from last year.

Gain on sale of center and vacant lands. Gain on sale of centers was a result of the sale under a franchise agreement of two Tutor Time centers to an existing franchisee in first quarter 2005 and the sale of vacant land in second quarter 2005. There were no similar transactions in the same period last year.

Provision for doubtful accounts. Provision for doubtful accounts for year to date 2005 remained unchanged from the same period last year at $1.1 million.

Interest expense. Interest expense for year to date 2005 was $1.6 million, compared to $1.5 million for the same period last year. This increase was a result of interest on sale leaseback transactions completed in fourth quarter 2004.

Income tax provision. Income tax provision for year to date 2005 of $0.1 million (all related to state income taxes) was recorded on income before income taxes and discontinued operations of $0.8 million, compared to an income tax provision of $0.0 million on a loss before discontinued operations of ($2.1 million) for the same period last year. Income tax expense for year to date 2005 varied from the U.S. statutory rate of 34% due primarily to the utilization of net operating loss carryforwards for which a valuation allowance had been recorded.

Discontinued operations, net of taxes. Discontinued operations, net of taxes, for year to date 2005 was $0.2 million, compared to a loss of ($0.3 million) for the same period last year. This income includes gain on the disposal of assets in one closed center of $0.6 million, offset by operating and lease termination costs associated with closed centers.

Net income (loss). As a result of the foregoing changes, net income increased to $0.9 million for year to date 2005, compared to a net loss of ($2.4 million) for the same period last year.

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

On November 22, 2004, the Company entered into a Second Amended and Restated Credit Agreement. This agreement provides a $17.5 million revolving line of credit that will mature on July 31, 2006. It is collateralized by the Company’s receivables, equipment and real estate, with interest payable at a variable rate, at the Company’s option, based on either the prime rate or the Eurodollar rate. There were outstanding borrowings of $10.0 million at January 7, 2005, and $5.4 million at April 2, 2004. Outstanding letters of credit reduced the availability under the line of credit in the amount of $4.0 million at January 7, 2005 and $2.1 million at April 2, 2004. As of January 7, 2005 and April 2, 2004, unused amounts available for borrowing under this line of credit were $3.5 million and $6.2 million, respectively.

Under this agreement, the Company is required to maintain certain financial ratios and other financial conditions. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets and transactions with affiliates. The Company was in compliance with the agreement as of January 7, 2005.

Net cash provided (used) by operating activities was $2.8 million for year to date 2005, compared to ($1.5 million) for the same period last year. During year to date 2005, financing activities totaled ($0.3 million) and consisted primarily of repayments under long-term debt and changes in drafts payable offset by net borrowings on the line of credit. During year to date 2004, financing activities totaled $3.5 million and consisted primarily of the issuance of shares net of issuance costs of $12.1 million, the issuance of subordinated notes of $3.5 million, and net borrowings on the revolving line of credit of $2.3 million, offset by repayments of long-term debt of $15.1 million. Investing activities were ($3.3 million) for the year to date 2005. Of this, $4.6 million was used for capital spending and $0.3 was used to acquire centers from a franchisee. This was partially offset by $1.5 million of proceeds from asset disposals. Investing activities were ($3.1 million) for year to date 2004, of which $3.3 million was used for capital spending which was partially offset by $0.2 million of proceeds from asset sales.

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

The Company has entered into interest rate swap contracts to manage its exposure to fluctuations in interest rates relating to the revolving line of credit. Swap contracts fix the interest payments of floating rate debt instruments. As of January 7, 2005, contracts representing $5.0 million of notional amount were outstanding with maturity dates of November 2005 and January 2006. These contracts provide for the Company to pay interest at an average fixed rate of 2.98% in return for receiving interest at a floating rate of three month LIBOR, which is reset in three month intervals. The fair value of interest rate swap agreements is subject to changes in value due to changes in interest rates. During year to date 2005, the market value of the outstanding interest rate contracts increased $0.1 million.

Contractual Obligations and Commitments

A subsidiary of the Company is primarily or contingently liable for many of the leases of Tutor Time’s franchisees. In an effort to build its franchisee network, Tutor Time either leased the prospective site for a franchisee, with a subsequent sublease of the site to the franchisee, or provided a lease guarantee to the landlord for the benefit of the franchisee in exchange for a monthly lease guarantee fee payable by the franchisee that is based upon the monthly rent expense of the guaranteed lease. The payments the Company could be required to pay related to leases and guarantees aggregate $73.4 million and $13.2 million, respectively, in case of default by the franchisee. Should the Company be required to make payments under these leases, it may assume obligations for operating the center. Should the center not be economically viable, the Company will make provision for the lease termination at that time. The Company does not anticipate that it will be required to make payments under any of these leases or guarantees, does not believe that any payments are likely and has not recorded any related liability.

At January 7, 2005, aggregate potential payments on leases and guarantees over the next five fiscal years and thereafter are as follows:

	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years

	(In thousands)

Franchise Lease Guarantees	$13,170	$654	$3,212	$2,005	$7,299
Franchise Lease Commitments	73,448	1,558	19,900	12,030	39,960

Total	$86,618	$2,212	$23,112	$14,035	$47,259

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

Wage and Benefit Increases

Expenses for center-level salaries, wages and benefits represented approximately 48.1% of net revenue for third quarter 2005, as compared to approximately 51.4% of net revenue in third quarter 2004. Management believes that, through increases in tuition rates, the Company can offset any future center-level wage increases caused by adjustments to the federal, state or county minimum wage rates or other market adjustments. However, no assurance can be given that rates can be increased sufficiently to cover such increased costs. The Company continually evaluates its wage structure and may implement changes at targeted local levels.

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

Interest Rates. The Company has exposure to market risk for changes in interest rates related to its debt obligations. The Company does not have cash flow exposure due to rate changes on its 15% Subordinated Notes in the amount of $3.5 million as of January 7, 2005. The Company has cash flow exposure on the revolving line of credit, with an outstanding balance of $10.0 million, and its notes payable, with an outstanding balance of $0.1 million, each as of January 7, 2005. These exposures have been partially offset by the Company entering into $5.0 million notional amount of interest rate swap contracts. Accordingly, a 2% (200 basis points) change in the LIBOR rate or the prime rate would have resulted in interest expense changing by approximately $0.1 million for fiscal year 2005.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting during the fiscal quarter ended January 7, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEMS 2 through 4 are not applicable.

ITEM 5. OTHER INFORMATION

On February 22, 2005, the Company issued the press release attached hereto as Exhibit 99.1, announcing its results for the fiscal quarter and 40 weeks ended January 7, 2005, which press release is incorporated in this Item 5 by reference. The information in this Item 5 and the attached Exhibit 99.1 shall not be deemed filed for purposed of Section 18 of the Securities Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly stated by specific reference in such filing.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

		10.1	Specimen form of Stock Option Agreement with respect to options granted to officers and key employees under the Company’s 1995 Stock Incentive Plan for Key Employees, as amended.

		10.2	Specimen form of Stock Option Agreement with respect to options granted to officers and key employees under the Company’s 2003 Equity Compensation Plan, as amended.

		10.3	Specimen form of Stock Option Agreement with respect to options granted to directors under the Company’s 2003 Equity Compensation Plan, as amended.

		10.4	Specimen form of Performance Share Rights Agreement with respect to performance share rights granted to executive officers under the Company’s 2003 Equity Compensation Plan, as amended.

		31.1	Rule 13a-14(a) Certification by William D. Davis, President and Chief Executive Officer

		31.2	Rule 13a-14(a) Certification by Frank M. Jerneycic, Treasurer and Chief Financial Officer

		32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

		32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

		99.1	Press release on February 22, 2005 announcing the Company’s results for the fiscal quarter and 40 weeks ended January 7, 2005

(b)	Reports on Form 8-K

	1)	The Company filed a Current Report on Form 8-K on November 2, 2004, announcing the dismissal of PricewaterhouseCoopers LLP, and the engagement of Deloitte & Touche LLP, as the Company’s independent registered public accounting firm.
19

2)	The Company filed a Current Report on Form 8-K on December 13, 2004, announcing a change in the entity acting as an independent registered public accounting firm for the Childtime Children’s Centers 401(k) Savings & Retirement Plan, from Follmer Rudzewicz PLC to UHY LLP, a separate legal entity joined by the partners of Follmer Rudzewicz PLC.
20

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEARNING CARE GROUP, INC.

(REGISTRANT)

Date: February 22, 2005	By: /s/ Frank M. Jerneycic
—————————————————
Frank M. Jerneycic Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)
21

EXHIBIT INDEX

Exhibit Number	Description

10.1	Specimen form of Stock Option Agreement with respect to options granted to officers and key employees under the Company’s 1995 Stock Incentive Plan for Key Employees, as amended.

10.2	Specimen form of Stock Option Agreement with respect to options granted to officers and key employees under the Company’s 2003 Equity Compensation Plan, as amended.

10.3	Specimen form of Stock Option Agreement with respect to options granted to directors under the Company’s 2003 Equity Compensation Plan, as amended.

10.4	Specimen form of Performance Share Rights Agreement with respect to performance share rights granted to executive officers under the Company’s 2003 Equity Compensation Plan, as amended.

31.1	Rule 13a-14(a) Certification by William D. Davis, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Frank M. Jerneycic, Treasurer and Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

99.1	Press release on February 22, 2005 announcing the Company’s results for the fiscal quarter and 40 weeks ended January 7, 2005
22