Form 10-K
period 2005-04-01
LEARNING CARE GROUP, INC
filed 2005-06-29
CIK 1003648

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 1, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 0-27656

LEARNING CARE GROUP, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-3261854
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

      The aggregate market value of voting Common Stock held by non-affiliates of the registrant as of October 15, 2004, computed by reference to the last sale price for such stock on that date as reported on The Nasdaq SmallCap Market, was approximately $18,673,000.

      At June 21, 2005, the number of shares outstanding of the registrant’s Common Stock, no par value, was 19,839,610.

      Portions of the registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders have been incorporated by reference in Part III of this Annual Report on Form 10-K.

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

      Statements included herein which are not historical facts are forward-looking statements pursuant to the safe harbor provisions of the Private/Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, continuation of federal and state assistance programs, demand for child care, general economic conditions as well as pricing, competition and insurability. Learning Care Group, Inc. cautions that actual results could differ materially from those projected forward-looking statements.

Item 1. Business

General

      Learning Care Group, Inc. is one of the largest publicly traded, for-profit providers of early childhood care and educational services in the United States. Learning Care Group, Inc. conducts business through its wholly-owned subsidiaries, Childtime Childcare, Inc., and Tutor Time Learning Centers, L.L.C. (collectively, the “Company”). The Company and its predecessors began operations in 1967. The Company provides center-based educational services and child care to children between the ages of six weeks and 12 years under two distinct brand identities: Childtime Learning Centers (“Childtime”) and Tutor Time Child Care/Learning Centers (“Tutor Time”).

      As of April 1, 2005, the Company operated or franchised a total of 459 centers system-wide under three major lines of business, and had system-wide licensed capacity capable of serving over 69,000 children. The Company’s three lines of business are:

•	Childtime Learning Centers: 262 centers operated by the Company, consisting of:

— 256 Childtime centers and

— 6 Childtime-branded centers operated for third parties;

•	Tutor Time Learning Centers: 69 Tutor Time centers operated by the Company; and

•	Tutor Time Franchise Operations: 128 franchised Tutor Time centers.

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

      The Company’s primary objective is to maximize the development and preparation of children for school. To ensure achievement of this goal, the Company provides high quality child care and a proprietary curriculum, based on developmentally appropriate practices that align with nationally recognized, early childhood educational standards. With over 7,500 employees, the quality, skills, and motivation of the Company’s center staff is of paramount importance. The Company places a great deal of emphasis on the recruitment, selection and ongoing training of its child care center directors and area managers.

      Childtime and Tutor Time corporate centers are located throughout the United States (in 25 states). The vast majority of these centers are operated on leased premises, with typical lease terms ranging from 1 to 25 years. Thirty-six of the Childtime centers are operated on Company-owned premises.

      The Company operates six Childtime centers under management contracts serving hospitals, corporations and the federal government. Under these contracts, the Company receives an annual operating fee and, in some cases, is eligible to receive incentives for improving revenues and/or managing costs. These contracts are typically up for renewal on an annual basis.

      Tutor Time franchise centers are also predominantly located in the U.S., with 117 centers operating in 15 states. An additional 11 centers are operated in Hong Kong, Indonesia, and the Philippines, mostly under master franchise agreements. The Company is currently the primary obligor or guarantor on leases for 49 of its franchise centers. Tutor Time is currently one of the largest franchisors of child care services based in the United States.

      The Company utilizes a 52 to 53 week fiscal year (generally comprised of 13 four-week periods) ending on the Friday closest to March 31. The fiscal year ended April 1, 2005 contained 52 weeks. The fiscal year ended April 2, 2004 contained 53 weeks and the fiscal year ended March 28, 2003 contained 52 weeks. The first quarter for each of fiscal 2005, 2004 and 2003 contained 16 weeks, while the second and third quarters contained 12 weeks. The fourth quarter of fiscal 2005 contained 12 weeks, while the fourth quarter of fiscal 2004 contained 13 weeks and the fourth quarter of fiscal 2003 contained 12 weeks. All significant inter-company transactions have been eliminated.

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

Values Honesty, Trust, Passion for Excellence, Love of Learning and Innovation.
3

Business Strategy

Increase system wide revenues and deliver annual EBITDA growth through:

(1)	Increasing center utilization

(2)	Creating unique and innovative curricula

(3)	Utilizing technology to create points of differentiation

(3)	Leveraging our corporate infrastructure to provide value-added support to Tutor Time franchisees

(4)	Creating the infrastructure to support new franchise school growth goals

(5)	Further improving the Company’s hiring, training, and retention capabilities

Management believes that focus in these areas will help create value in the near-term, and position the Company for profitable growth in the medium to long-term.

Increasing Center Utilization

Providing a superior quality product is critical to increasing net enrollments in existing centers. Happy children, satisfied parents, and positive word-of-mouth are the most critical tests of how well the Company is delivering on its quality promise and its ability to capture a price premium. Based on experience, the most important factors that create a superior quality product include: the skills, and often, the longevity of center directors and staff; the differentiation and quality of the educational offering; the condition and the operations of the facility, and the degree to which the Company is perceived as service-oriented and values-driven.

While the focus on hiring, training and retaining the right people as well as the Company’s new developments in curricula are discussed in subsequent paragraphs, it is important to note that management is also targeting increased utilization via many other initiatives including improvements in the quality and quantity of support materials and directives. For example, the Company is continuing its focus on providing timely and responsive customer service, and on delivering a top-quality product to every customer at all times, whether they are children, parents, center staff, Center Directors, Area Managers, or the corporate or franchise operations team. The Company has developed and implemented standards for service delivery and a service environment that can be measured and tracked via center evaluation tools. Other initiatives include the development of new on-line operational manuals to standardize best practices, ongoing analysis of under-performing centers to determine the reasons for poor performance with appropriate action plans to turn around each center or remove it from the portfolio, and an intense focus on driving enrollments and pricing appropriate to each market. In addition to the centralization of purchasing and facilities management in order to maximize buying power, reduce costs, and improve the quality of centers, the Company is also centralizing its federal food billing process in order to accomplish the same goals.

Streamlining processes, clarifying goals and objectives, focusing on delivering superior customer service, and driving a performance culture are key objectives for the Operations department in delivering an increase in utilization.

Creating Unique and Innovative Curricula

In order to differentiate the brands from one another and to establish Learning Care Group, Inc. as the leader in early education, the Company has developed a new and proprietary curricular direction for both Childtime and Tutor Time schools. Each curriculum was designed by early childhood experts and follows the guidelines for developmentally appropriate practices as outlined by the National Association for the Education of Young Children (NAEYC).

Targeting the specific needs of Childtime customers, the Education Department developed The Empowered Child™ curriculum. Using Creative Curriculum™ as a framework for child developmental assessment, the Company’s The Empowered Child™ curriculum is inspired by the Reggio Emilia approach to learning which began in Italy 50 years ago and is now the fastest growing method in the field of early childhood education. Emphasizing home-like nurturing environments, this curriculum provides the three components of quality early childhood education: developmentally appropriate activities, a comfortable learning environment and quality teacher-child interactions.

The Tutor Time brand has always had a strong academic emphasis and the new LifeSmart™ curriculum builds upon that foundation to nurture and educate the whole child – cognitively, physically, socially and emotionally. The LifeSmart™ curriculum is designed around the principle that children are smart in many different ways, which have been classified as the eight Tutor Time “Smarts”.

Word Smart	Body Smart
Math Smart	Nature Smart
Design Smart	People Smart
Music Smart	Me Smart

Grounded in the latest research and understanding on early childhood education, the LifeSmart™ curriculum provides children with the foundations that prepare them for elementary school and beyond.

Each of these new curricula will be implemented in the Company’s Pre-K and Preschool classrooms this fall with further curriculum updates coming for other age groups over the next few years. A more detailed explanation of educational offerings appears below under “Educational Programs”.

Utilizing Technology to Create Points of Differentiation

In order to improve performance, the right systems and people must be in place to ensure quality, create excellence, and maximize productivity. In an effort to improve the timeliness and accuracy of information, as well as to streamline workload at the center level, the Company has installed a new financial reporting system, a new HR management system, and has developed a new center-level application to track leads, attendance, billing, and cash that will be installed in all centers by the end of fiscal 2006.

Leveraging our Corporate Infrastructure to Provide Value-added Support to Tutor Time Franchisees

Franchising represents an important component of the Company’s current Tutor Time business and is a primary growth opportunity for the Company going forward. The Company is focused on further strengthening franchise relations by providing superior support to franchisees through its franchise district management team, with additional support from key roles in the regional management structure, including regional training and human resource managers, and marketing support. In addition, the Education, Technology and Marketing Departments have improved their value delivery and support infrastructures, and continue to bolster their respective contributions to the Company’s franchisees. Support has also been expanded by providing products and services to franchisees at the corporate rates. Additionally, the Franchise Operations group is expanding its role to include business advisory and performance benchmarking in order to help franchisees improve their individual results.

Creating the Infrastructure to Support New Franchise School Growth Goals

The Company is in the process of creating the tools and infrastructure necessary to fuel future franchise growth. This growth is anticipated to be due to a combination of adding schools for existing franchisees and finding new franchisees to join our system. To that end, the Company has developed and is successfully executing a comprehensive marketing plan to attract new franchisee prospects.

Further Improving the Company’s Hiring, Training, and Retention Capabilities

Understanding the significant impact that a Center Director has on the quality and performance of a center, the Company has developed sophisticated selection tools to identify desirable candidates. In addition, a complete training program has been created based on the required competencies to improve the skills of current and future directors. Retaining valuable employees at all levels is also critical to the success of a center and can play a key role in retaining current customers, as well as ensuring the quality of our product. To that end, the Company has developed a comprehensive strategy to reduce center staff turnover through improved hiring processes, new training programs, improved compensation and benefit programs and better management.

Growth Strategy

      The following table illustrates the number of centers in operation (acquired or otherwise opened) as well as those which were closed during the periods indicated. Figures include Tutor Time franchise centers.

	Childtime	Tutor Time	Franchise	Total

March 28, 2003
Beginning of period	286	—	—	286
Acquisitions	—	58	124	182
New center openings	—	5	16	21
Closures and sales	(10)	—	(8)	(18)

End of period	276	63	132	471

April 2, 2004
Beginning of period	276	63	132	471
New center openings	—	2	4	6
Franchising of Corporate centers	—	(1)	1	—
Closures and sales	(7)	—	(3)	(10)

End of period	269	64	134	467

April 1, 2005
Beginning of period	269	64	134	467
Acquisitions	—	8	(8)	—
New center openings	—	1	5	6
Franchising of Corporate centers	—	(3)	3	—
Closures and sales	(7)	(1)	(6)	(14)

End of period	262	69	128	459

        In fiscal 2005, the Company opened five new franchise centers and one new corporate Tutor Time center. The Company acquired eight franchise centers from franchise owners and converted them to corporate Tutor Time centers and transferred three corporate Tutor Time centers to franchise owners. The Company converted one Childtime center to a corporate Tutor Time center and converted one corporate Tutor Time center to a Childtime center (this change is not reflected on the chart). During the year, the Company chose to discontinue operations for seven of its corporate Childtime locations that were not performing or whose contracts expired and sold one corporate Tutor Time center located in Canada. Six franchise centers were also closed during 2005.

      In addition to the current development pipeline, which is comprised of additional sites for existing Tutor Time franchisees, the Company is actively seeking new franchisees, as well as new sites to satisfy the demand from current franchise owners. Current plans are to open sites within existing franchise and corporate geographies. The Company will prioritize adding units in its existing markets in order to increase market concentration and to leverage administrative and advertising expenses. The Company continues to experience a number of inquiries from qualified candidates interested in franchise opportunities, as well as ongoing demand from its existing base of franchisees. The Company will also entertain growth in its Childtime portfolio through viable acquisitions, and will continue to research sites for additional corporate Tutor Time centers.

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

Educational Programs

      The Company’s educational programs are based on the early education principle that children learn best when actively involved in constructing knowledge through self-directed activities. The Company’s staff is trained to support the learning process by providing children with opportunities to solve problems, investigate questions and creatively use materials in safe and secure settings; activities that build a true understanding of math, science and literacy concepts. A proprietary educational curriculum, combined with ongoing parent-staff dialogue, helps the Company foster all aspects of a child’s development: cognitive, physical, social and emotional.

      Tutor Time centers use a proprietary curriculum administered by Richard Cohen. Grounded in the latest research and understanding of early childhood education, the curriculum incorporates self-directed learning investigations with specially focused large group activities. This approach provides children with the foundations that prepare them for elementary school and set them on a path of life-long learning. When a child reaches preschool, he or she is introduced to Tutor Time LifeSmart™, an innovative curriculum based on the work of respected child development/early education theorists Jean Piaget, Erik Erikson, Lev Vygotsky and Howard Gardner.

      Childtime centers also use a proprietary curriculum administered by Mr. Richard Cohen, M.A. Inspired by the Reggio Emilia approach to learning and following guidelines set forth by the National Association for the Education of the Young Child (“NAEYC”), the curriculum focuses on three components of quality early childhood education: developmentally appropriate activities, a comfortable learning environment and quality teacher-child interactions. The Childtime curriculum empowers children to acquire skills to become responsible members of the community, creative problem-solvers, and life-long learners. In preschool, students are introduced to The Empowered Child™ curriculum, a new addition to Childtime’s curricular offerings.

      The Company’s educational offerings are the core of the product and are the key differentiators for each of the Company’s brands. Further, the innovative TutorTime LifeSmart™ curriculum and Childtime’s new The Empowered Child™ curriculum position the Company as an educational leader in the industry.

      Children in the Company’s care are grouped according to age and developmental stage. Learning goals, established by early education specialists, provide a guide by which staff members structure daily activities. Because children construct their knowledge at different paces, in different ways, daily activities may vary for individual students. Generally speaking, the Company’s classrooms under both brands are organized in seven levels following the sequential process of growth and development, from infancy through school-age, with each level supplemented by a summer program:

   Infants (six weeks — twelve months)

      Warm, secure settings and experienced, comforting caregivers foster each infant’s sense of trust, while growing his or her independence and self-esteem. Daily routines and sensory experiences promote listening and language skills. Play activities and interactions focus on the development of large muscles for sitting, crawling, standing and walking, and small muscles for grasping, reaching and holding.

Young Toddler (1 — 2 years)

      Classroom space and materials are organized to support a young toddler’s need to explore, investigate, discover and play. Caregivers provide plenty of time for play, incorporating fun, hands-on activities that help children learn about their body, communicate with words and solve problems. And the use of stories, pictures and books in small group activities encourages literacy. Children’s continued participation in daily routines further develops self-help skills and self-esteem.

Toddler (2 — 3 years)

      Classroom space and materials are organized to support the older toddler’s increased need for independence. This organization provides opportunities for toddlers to make simple decisions, engage in pretend play and cooperate with other children while practicing listening and speaking skills. Indoor and outdoor activities strengthen large and small muscles, and aid in the development of hand-eye coordination. Caregivers support self-help skills and encourage voluntary participation in daily routines, teaching sequence of events and fostering self-esteem.

Preschool (3 — 4 years)

      Classroom space and materials are organized to support preschoolers’ need to test their independence and discover the world in a safe and secure way. Caregivers provide opportunities to solve problems, investigate questions and create unique works of art. Because our society places a strong emphasis on these skills, play activities are structured to increase children’s understanding of numbers and literacy. Portions of the day include self-directed exploration time that builds critical thinking skills and self esteem, while lessons on character education, physical fitness, science and a variety of curricular themes create a rounded educational experience. An increasingly structured environment works to ensure each child is well-prepared for elementary school, and life.

Pre-Kindergarten (4 — 5 years)

      Classroom organization and daily scheduling provides pre-kindergarteners’ countless opportunities to investigate, while preparing them for the distinctive differences of a kindergarten classroom. Skilled teachers foster children’s rapidly advancing social, emotional and educational growth and incorporate numerous activities that spur literacy development and support emerging writing skills. Because children learn best when actively involved in constructing their own knowledge, much time is dedicated to playful exploration, in rich stimulating environments, monitored by caring, encouraging adults. Self-directed investigations build problem-solving and critical thinking skills and foster self-esteem while nurturing a love of learning. Group activities incorporate lessons on science, nature, mathematics and the arts while stressing the importance of communication and teamwork.

Kindergarten (5 — 6 years)

      Kindergarten programs are designed to successfully transition children to first grade, and are aligned with local school district goals and assessment requirements. Classroom organization, materials and activities build children’s skills in mathematics, visual and performing arts, social studies, science and language while encouraging play, peer interaction and family involvement. Individual and group activities provide opportunities for sharpening observation skills, exploring cause and effect, sharing and playing with others, and planning and carrying out tasks. Other scenarios teach children how to follow directions, recall and sequence events, understand measurement, think creatively to solve problems and improve coordination. Low student to teacher ratios allow staff members to nurture and encourage children in a familiar, comfortable and secure environment.

School-age (6 — 12 years)

      School-age programs are designed to support children’s need for independence while providing outlets for their increasing educational and social interests in safe, supervised environments. Sports, art, music and more are incorporated into a variety of group and individual activities. Teachers offer academic support and mentoring, helping children set goals and manage tasks. Before or after school care provides a positive environment in which children can interact with peers, and have fun.

Summer Camp (All Ages)

      During the months when school is not in session, summer camp programs fill parents’ needs for a safe, supervised, educational environment for their children, and children’s needs for an engaging, entertaining way to spend their summer break. Yearly themes guide the structure of weekly activities and fieldtrips. Trained counselors lead experiences that allow children to see and learn things in new ways.

      The Company continually assesses the quality of its brands. Recently, the Education Department, led by Mr. Richard Cohen, completed an evaluation of each brand’s curriculums versus major competitors. The process involved surveying all stakeholders, consulting with industry experts, and creating education committees. Results were gathered and considered during the development of the new preschool and pre-kindergarten curriculums. Parents and franchisees are informally and formally surveyed on a regular basis to assess the quality of our facilities, services and franchise support. The results of these surveys are forwarded to management for review and future planning.

      The Company continues to focus its efforts on obtaining accreditation for many of its centers by the NAEYC or the National Early Childhood Program Accreditation (“NECPA”). NAEYC and NECPA are national organizations that have established comprehensive criteria for providing quality child care. Centers which earn such national accreditation status demonstrate a commitment to excellence by operating centers of the highest quality for the children they serve. The Company believes that the process of earning accreditation assists in the Company’s efforts to continually improve its programs, training and facilities. The Company shares NAEYC’s and NECPA’s commitment to provide the highest quality child care and, thus, continues to pursue an aggressive accreditation schedule.

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

      The Company’s current weekly tuition for full-day service typically ranges from approximately $100 to $400 depending on the location of the center, the age of the child, and whether it is a Childtime or Tutor Time center. Tuition is generally paid in advance on a weekly basis. The Company also charges additional registration and materials fees, which vary by brand and location. The Company generally reviews its tuition rates on a regular basis to determine whether rates at a particular center should be changed in light of that center’s competitive environment and financial results.

      The Company’s franchise operations are headed by a Vice President of Franchise Operations. The Vice President oversees Franchise District Managers, who in turn are the main point of contact between franchisees and the Company. The Franchise District Managers provide support and training to franchisees and their center staff, and also ensure that franchisee operations are in compliance with Company standards through the use of a comprehensive evaluation tool.

      Both the regional corporate operations teams and the Franchise District Managers can draw on additional resources within the Company to bring in expert advice on specific topics including marketing, curriculum, human resources, training, technology, finance and business management, licensing, new center openings, state and federal grants, government relations, real estate and facilities management.

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

      Facilities. Most of the Company’s centers are freestanding structures leased or owned by the Company. When new centers are constructed, the Company utilizes prototype buildings designed specifically for each state emphasizing energy efficiencies, lower maintenance costs and enhanced appearance. Childtime centers average 6,800 square feet. Tutor Time centers are typically larger with an average of over 10,000 square feet.

      The interiors primarily consist of closed classrooms bordering a central hallway. This design allows children the freedom to explore their environment as well as the staff’s need to be able to monitor activities in the classroom. The Company’s centers contain classrooms, recreational areas, a kitchen and bathroom facilities and are designed to accommodate the grouping of children by age or development level. Two unique features of Tutor Time centers are the Tutor Towne Village™ and self-contained classrooms. The Tutor Towne Village™ is a common room outfitted with a child-sized post office, firehouse, and other facades that create a play and learning environment imitating a small town. Use of the room is purposefully integrated into the Tutor Time curriculum in a way that enables staff to teach children through guided socio-dramatic play. Each classroom is self-contained, with its own areas for play, learning, eating, crafts and diaper changing. Teachers and children do not need to leave the room, except for other special activities such as use of playgrounds or the Tutor Towne Village™. Childtime centers do not have the same level of standardization of features due to the varying age of centers and the fact that many were acquired. However, most centers have unique and appealing features in line with the educational and developmental philosophy of the Company.

      As of April 1, 2005, the Company operated 331 Company-owned centers and franchised 128 centers. Aggregate licensed capacity for these centers was over 69,000 children. The capacity of centers differs from state to state because of various licensing requirements.

      Management Contracts. As of April 1, 2005, the Company also had contracts to manage six child care centers. Most of these centers are located on or near the premises of a specific employer and involve varying degrees of involvement from the employer, such as ownership of the premises, minimum enrollment guarantees, the assumption of financial responsibility for the ongoing operations of the center, other management arrangements, or any combination of the above. Historically, public agencies and hospitals have been the principal employers providing or otherwise arranging for child care services for their employees.

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

      The core marketing strategy for the Company is to focus on developing cost-efficient programs that drive enrollments, especially during the peak periods of Back to School, Summer Camp, and Winter Enrollment. The Company’s primary year-long advertising strategy is Yellow Pages, a top source of new enrollments each year. Other year-long marketing initiatives include: media relations, community events, customer referrals, collateral material development and Internet marketing. Peak enrollment period advertising strategies consist of using several mediums in each center’s area to saturate the marketplace during a set time period and may consist of: direct mail, Val-Pak, ADVO, and ads in local publications. All marketing materials are customized with the nearest centers information as well as a toll-free number and Website address where interested customers can obtain more information about the Company or their nearest center.

Seasonality

      Generally, the Company’s accounting periods are organized into 13 four-week periods, with 4 four-week periods comprising the first fiscal quarter and 3 four-week periods comprising each of the second, third and fourth fiscal quarters. Consequently, the Company’s revenues, gross profit and operating results for the first quarter are favorably impacted by the additional four weeks included in that quarter. Periodically, as was the case in fiscal 2004, the Company will have five weeks in the thirteenth period of its fiscal year due to the Company’s closing the fiscal year on the Friday closest to March 31.

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

Competition

      The child care and preschool education industry is highly fragmented and competitive and has historically been dominated by small, local nursery schools and child care centers. The Company’s competition consists principally of local nursery schools and child care centers (many of which are non-profit, including church-affiliated centers), providers of services that operate out of homes, and other proprietary multi-unit child care center providers, some of which are larger and may have substantially greater financial resources than the Company. Among the larger providers of for-profit child care and preschool education are Knowledge Learning Corporation, La Petite Academy, Inc., and Nobel Learning Communities, Inc. Bright Horizons Family Solutions, Inc. is the largest competitor in the at-work/management contract segment. Major competitors in the franchise segment include Goddard School, Primrose Schools, and Kiddie Academy.

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

      The Company competes by hiring and training quality Center Directors and by offering professionally-planned educational and recreational programs, well-equipped facilities, and trained staff and supervisory personnel. In addition, the Company provides a range of enrichment programs, including foreign language, dance, music and karate. The Company also provides drop in service, as well as transportation between the Company’s child care centers and schools of children enrolled in the Company’s before and after school program.

Personnel

      As of April 1, 2005, the Company employed approximately 7,500 persons (including part-time and substitute caregivers), of which 87 are employed at the corporate headquarters in Michigan, 23 are employed at regional offices and 34 are employed as Area Managers or Franchise District Managers. The remainder are employed at the Company’s child care centers. Center employees include Center Directors, Assistant Directors, full-time and part-time teachers, caregivers, substitute caregivers, aides and other staff, including cooks and van drivers. All Center Directors, Regional Managers, Area Managers and most corporate supervisory personnel are salaried; all other employees are paid on an hourly basis. The Company does not have an agreement with any labor union and believes that its relations with its employees are favorable.

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

      For the fiscal year ended April 1, 2005, approximately 22% of the Company’s revenues were generated from federal and state child care assistance programs, primarily the Child Care and Development Block Grant and At-Risk Programs. These programs are typically designed to assist low-income families with child care expenses and are administered through various state agencies. Although no federal license is required at this time, there are minimum standards that must be met to qualify for participation in certain federal programs. There is no assurance that funding for such federal and state programs will continue at current levels and a significant reduction in such funding may have an adverse impact on the Company.

      There are certain tax incentives for parents utilizing child care programs. Section 21 of the Internal Revenue Code provides a federal income tax credit ranging from 20% to 35% of certain child care expenses for “qualifying individuals” (as defined therein). The fees paid to the Company for child care services by eligible taxpayers qualify for the tax credit, subject to the limitations of Section 21. For 2003, 2004 and 2005, the tax credit ranged from 20% to 35% of qualifying child care expenses and was limited to $3,000 for one child and $6,000 for two or more children. Therefore, the maximum credits ranged from $600 to $1,050 for one child and $1,200 to $2,100 for two or more children. Tax incentives provided under the Internal Revenue Code are subject to change.

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

Insurance

      The Company’s insurance program currently includes the following types of policies: workers compensation, commercial general and automobile liability, commercial property, director and officer liability, flood coverage in applicable locations, excess “umbrella” liability, and a medical payment program for accidents which provides secondary coverage for each child enrolled in a Company center. The policies provide for a variety of coverages and are subject to various limits and deductibles. For fiscal 2005 and 2003, the Company’s policies for workers compensation had per occurrence deductibles of $100,000 and $250,000 respectively. For fiscal 2004, the workers compensation did not have a deductible. The commercial general liability policy has a $1,000,000 limit per occurrence, with a $3,000,000 general aggregate limit per location. There is a separate limit for sexual abuse and molestation coverage of $1,000,000 for each occurrence and $3,000,000 in the aggregate, with defense limits of $1,000,000 per occurrence and $3,000,000 in the aggregate. The Company also has excess “umbrella” coverage, relating to general liabilities (exclusive of sexual/physical abuse claims) in the amount of $20,000,000 per year. Management believes the Company’s current insurance coverages are adequate to meet its needs.

Item 2. Properties

      The following table shows the locations of the Company’s centers, including those operated under management contracts, as of April 1, 2005 (the numbers reflect the number of centers in that state or country):

	Tutor Time

	Childtime	Corporate	Franchise	Total

Arizona	20	0	18	38
California	34	5	31	70
Connecticut	0	1	5	6
Delaware	0	2	1	3
Florida	12	2	9	23
Georgia	15	0	2	17
Illinois	6	10	2	18
Iowa	3	0	0	3
Kansas	0	2	0	2
Maryland/DC	12	0	0	12
Massachusetts	0	1	0	1
Michigan	17	17	1	35
Minnesota	0	8	0	8
Missouri	4	0	3	7
Nevada	7	0	0	7
New Jersey	3	3	6	12
New York	24	11	27	62
North Carolina	12	0	5	17
Ohio	22	1	1	24
Oklahoma	8	0	0	8
Pennsylvania	1	3	2	6
Texas	42	2	4	48
Virginia	13	0	0	13
Washington	6	1	0	7
Wisconsin	1	0	0	1
Hong Kong	0	0	2	2
Indonesia	0	0	7	7
Philippines	0	0	2	2

Total	262	69	128	459

      As of April 1, 2005, the Company operated 262 Childtime centers and 69 Tutor Time corporate centers. Of the Childtime centers, 220 were operated under lease or operating agreements, 36 were owned and six were operated under management contracts. Of the Tutor Time corporate centers, all 69 were under lease agreements. Both the Childtime and Tutor Time leases have terms ranging from 1 to 25 years, often with renewal options, with most leases having an initial term of 5 to 20 years. The leases typically require the Company to pay utilities, maintenance, insurance and property taxes, and some provide for contingent rentals if the center’s revenues exceed a specified base level. In addition, the Company serves as guarantor on 49 franchise leases.

As of April 1, 2005, the Company had leases or operating agreements with initial terms (including renewal options) expiring as follows:

Fiscal Year	Number of Leases or Operating Agreements Expiring

2006	25
2007	21
2008	26
2009	27
2010	39
2011 and later	148

Total	286

Item 3. Legal Proceedings

      Various legal actions and other claims are pending or could be asserted against the Company including pending claims relating to exposure to mold and other contaminants resulting from the condition of one of the Company’s former centers. In addition, the Company has and will continue to vigorously protect its rights against parties that violate franchise agreements or infringe on its intellectual property rights. Litigation is subject to many uncertainties; the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. Although there is a chance that any unfavorable decision could have a material adverse impact on the Company’s financial position, liquidity and results of operations, it is the opinion of management that the ultimate liability, if any, with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company beyond amounts already accrued.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

      The following table sets forth the high and low bid prices of the Company’s Common Stock for the fiscal years ended April 1, 2005 and April 2, 2004 as reported on The Nasdaq SmallCap Market. These quotations represent prices between dealers and do not include retail mark-ups, mark-downs or other fees or commissions and may not represent actual transactions.

	Common Stock Bid Prices

	High	Low

Fiscal 2005:
1st Quarter	$3.90	$1.80
2nd Quarter	$3.70	$2.30
3rd Quarter	$3.75	$2.81
4th Quarter	$4.00	$3.16

Fiscal 2004:
1st Quarter	$2.93	$0.50
2nd Quarter	$2.50	$1.58
3rd Quarter	$2.55	$0.01
4th Quarter	$2.42	$1.60

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

      As of June 21, 2005, there were approximately 795 holders of the Company’s Common Stock (including individual participants in security position listings).

Item 6. Selected Financial Data

      The following table sets forth, for the periods indicated, selected data from the Company’s financial statements. This table should be read in conjunction with Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and with the Company’s Consolidated Financial Statements and related Notes for the year and period ended April 1, 2005 appearing elsewhere in this Report.

Learning Care Group, Inc. and Consolidated Subsidiaries

	April 1, 2005	April 2, 2004	March 28, 2003	March 29, 2002	March 30, 2001

	(In thousands, except per share data)

Revenue from Learning Center Operations	$204,913	$194,748	$167,782	$136,353	$138,854
Revenue from Franchise Operations	7,261	6,715	4,293	—	—

Revenue, net	212,174	201,463	172,075	136,353	138,854
Operating expenses of Learning Centers	182,397	175,297	152,165	120,202	120,269

Gross profit	29,777	26,166	19,910	16,151	18,585
General and administrative expenses	19,351	18,951	16,561	11,996	8,825
Depreciation and amortization expenses (1)	4,370	4,003	3,462	4,421	4,625
Gain on sale of centers and vacant land	(666)	—	—	—	—
Provision for doubtful accounts	1,491	1,291	1,746	1,289	391
Exit and closure expenses	153	251	1,051	578	4,000
Mold remediation expense	—	—	—	1,005	—
Failed merger costs	—	—	—	952	—
Intangible asset impairment charges (2)	—	—	4,181	1,693	1,447
Fixed asset impairment charges (2)	—	—	3,401	223	—

OPERATING INCOME (LOSS)	5,078	1,670	(10,492)	(6,006)	(703)
Interest expense, net	2,179	2,127	2,577	458	966
Other (income) expense, net	(155)	(93)	(84)	(63)	(242)

INCOME (LOSS) BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	3,054	(364)	(12,985)	(6,401)	(1,427)
Income tax provision (benefit)	66	93	(239)	(2,381)	75

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,988	(457)	(12,746)	(4,020)	(1,502)
Discontinued operations, net of taxes	154	(466)	(438)	(15)	1,168

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	3,142	(923)	(13,184)	(4,035)	(334)
Cumulative effect of change in accounting principle (2)	—	—	(4,967)	—	(275)

NET INCOME (LOSS)	$3,142	$(923)	$(18,151)	$(4,035)	$(609)

EARNINGS (LOSS) PER SHARE:
Basic income (loss) before discontinued operations and cumulative effect of change in accounting principle	$0.15	$(0.02)	$(2.38)	$(0.77)	$(0.29)
Discontinued operations, net	0.01	(0.03)	(0.08)	(0.00)	0.23

Basic income (loss) before cumulative effect of change in accounting principle	$0.16	$(0.05)	$(2.46)	$(0.77)	$(0.07)
Cumulative effect of change in accounting principle	—	—	(0.93)	—	(0.05)

Net income (loss)	$0.16	$(0.05)	$(3.39)	$(0.77)	$(0.12)

Diluted income (loss) before discontinued operations and cumulative effect of change in accounting principle	$0.14	$(0.02)	$(2.38)	$(0.77)	$(0.29)
Discontinued operations, net	0.01	(0.03)	(0.08)	(0.00)	0.23

Diluted income (loss) before cumulative effect of change in accounting principle	$0.15	$(0.05)	$(2.46)	$(0.77)	$(0.07)
Cumulative effect of change in accounting principle	—	—	(0.93)	—	(0.05)

Net income (loss)	$0.15	$(0.05)	$(3.39)	$(0.77)	$(0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,821	17,820	5,362	5,234	5,102
Diluted	20,804	17,820	5,362	5,234	5,102

Selected Balance Sheet Data:
Total assets	$87,357	$85,619	$83,945	$74,115	$74,111
Total long-term debt	$7,921	$8,397	$29,631	$3,196	$4,224
Total shareholders equity	$40,334	$37,006	$25,813	$43,482	$47,236
Selected Operating Data:
Number of centers (at end of period)	331	333	339	286	304
16

(1)
Prior to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, the Company amortized goodwill for the fiscal years ended March 29, 2002 and March 30, 2001 of $1.1 and $1.4 million, respectively, which had an impact on the net loss per share of $(0.22) and $(0.27), respectively. If goodwill amortization had not been recorded for the prior periods, net income (loss) and earnings (loss) per share as shown above would have been as follows:

	Net Income (Loss)	Earnings (Loss) Per Share

	(In millions)
2002	$(2.9)	$(0.55)
2001	$0.8	$0.15

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

The impairment charges shown for fiscal years ended March 2002 and 2001 reflect charges for the write-down of goodwill and fixed assets determined in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      The Company utilizes a 52-53 week fiscal year ending on the Friday closest to March 31. Fiscal 2005 ended April 1, 2005 and contained 52 weeks. Fiscal 2004 ended April 2, 2004 and contained 53 weeks. Results of Operations comparisons will be impacted by the additional week in fiscal 2004.

      The results of Learning Centers opened, acquired or disposed of are included in the Company’s consolidated financial statements from the date of opening or acquisition and through the date of disposition. The timing of such new openings, acquisitions or dispositions could influence comparisons of year over year results. These comparisons were particularly influenced by the Company’s acquisition of substantially all of the assets of Tutor Time Learning Systems, Inc., a Florida Corporation, on July 19, 2002.

      The following table details the number of centers in operation during fiscal years 2003, 2004 and 2005, respectively.

	Childtime	Tutor Time	Franchise	Total

March 28, 2003
Beginning of period	286	—	—	286
Acquisitions	—	58	124	182
New center openings	—	5	16	21
Closures and sales	(10)	—	(8)	(18)

End of period	276	63	132	471

April 2, 2004
Beginning of period	276	63	132	471
New center openings	—	2	4	6
Franchising of Corporate centers	—	(1)	1	—
Closures and sales	(7)	—	(3)	(10)

End of period	269	64	134	467

April 1, 2005
Beginning of period	269	64	134	467
Acquisitions	—	8	(8)	—
New center openings	—	1	5	6
Franchising of Corporate centers	—	(3)	3	—
Closures and sales	(7)	(1)	(6)	(14)

End of period	262	69	128	459

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

      Impairment of Intangible and Long-lived Assets under SFAS 142 and SFAS 144. During the second quarter of 2003, the Company completed the implementation of SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is no longer amortized. Instead, goodwill and intangible assets with indefinite lives are tested for impairment in accordance with the provisions of SFAS 142. The Company employed a discounted cash flow analysis to compute fair value in conducting its impairment tests under SFAS 142. The Company also tested for long-lived asset impairment, which consists primarily of equipment, leasehold improvements and other assets, as of October 11, 2002, in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company employed a cash flow analysis in conducting its impairment test. At the end of fiscal 2004 and 2005, the Company again tested for impairment using the discounted, forecasted cash flows for the three segments of the Company — Childtime, Tutor Time and Franchise Operations. These cash flows were compared to the fair value of intangible and long-lived assets for each segment, and it was determined that there was no further impairment. Assumptions and estimates about future cash flows are subjective in nature and can be affected by a variety of factors, such as the economy, regulatory changes and changes in state mandated programs. There is a potential for impairment charges in future years that would reduce operating income and asset values on our balance sheet.

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

      Consolidation of Variable Interest Entities. During fiscal 2004, the Company implemented FIN 46, “Consolidation of Variable Interest Entities”. In accordance with FIN 46, the Company determined that some of its franchise operations are variable interest entities (VIE) and the Company had variable interests in these entities including royalty payments and in some cases debt, leasing arrangements and lease guarantees. Two franchises were identified in which the Company was the primary beneficiary and these two franchises were included in the 2004 consolidated financial statements. During fiscal 2005, the Company acquired these entities. As a result, these entities are no longer VIEs as of April 1, 2005. The Company has determined that it has no other VIEs.

Results of Operations

   Fiscal 2005 Compared to Fiscal 2004

	Fiscal Year Ended April 1, 2005	Percent of Revenues	Fiscal Year Ended April 2, 2004	Percent of Revenues	Change Amount (in Dollars)

Revenue from Learning Center Operations	$204,913	96.6%	$194,748	96.7%	$10,165
Revenue from Franchise Operations	7,261	3.4%	6,715	3.3%	546

Revenue, net	212,174	100.0%	201,463	100.0%	10,711
Operating expenses of Learning Centers	182,397	86.0%	175,297	87.0%	7,100

Gross profit	29,777	14.0%	26,166	13.0%	3,611
General and administrative expenses	19,351	9.1%	18,951	9.4%	400
Depreciation and amortization expenses	4,370	2.1%	4,003	2.0%	367
Gain on sale of centers and vacant land	(666)	-0.3%	—	0.0%	(666)
Provision for doubtful accounts	1,491	0.7%	1,291	0.7%	200
Exit and closure expenses	153	0.1%	251	0.1%	(98)

OPERATING INCOME	$5,078	2.3%	$1,670	0.8%	$3,408

      Revenues, net. Net revenues for fiscal 2005 increased $10.7 million, or 5.3%, from fiscal 2004 to $212.2 million. This increase was net of a reduction of $4.1 million that resulted from an additional week in fiscal 2004 (53 weeks) compared to fiscal 2005. Learning Center revenues increased $10.2 million or 5.2%. Revenue increases were achieved through a combination of increased tuition rates and enrollments. Childtime Learning Centers revenues increased $4.9 million, with comparable Childtime center revenues (centers opened 18 months or longer) increasing 5.5%. Tutor Time Learning Centers revenues increased $6.1 million, with comparable Tutor Time center revenues increasing 6.4%. Revenue attributable to the consolidation of two franchise arrangements considered variable interest entities (VIEs as discussed in Note 19 of the Notes to Consolidated Financial Statements included in this Report under Item 15) offset the increase by $0.8 million. Franchise Operations revenues, which consisted primarily of royalties, increased $0.5 million, or 8.1%, from fiscal 2004 to $7.3 million primarily as a result of increased revenues at Tutor Time franchise centers.

Operating expenses of Learning Centers. Operating expenses for fiscal 2005 increased $7.1 million, or 4.1%, from fiscal 2004 to $182.4 million. The increase was a result of an increase in personnel expense ($2.9 million), which increased with higher enrollments and general wage increases; an increase in occupancy expense ($2.4 million), which was primarily a result of rent on new center openings and acquired centers, and increased insurance and other occupancy costs for existing centers; and an increase in center level operating expenses ($1.8 million), which increased with higher enrollments and increased costs from center maintenance improvements, food, transportation and utility expenses. Operating expenses as a percentage of revenue from Learning Center Operations decreased to 86.0% for fiscal 2005, from 87.0% for fiscal 2004. This decrease is a result of a decrease in personnel expenses as a percentage of net revenues, resulting from improved labor efficiencies, and the increased portion of revenues derived from Franchise Operations, which have no associated costs in Operating expenses of Learning Centers.

      Gross profit. Gross profit for fiscal 2005 increased $3.6 million, or 13.8%, from fiscal 2004 to $29.8 million. Gross profit for fiscal 2005 was 14.0% of net revenue, an improvement of 1.0% from 13.0% in fiscal 2004. This increase was a result of a $3.1 million increase in Learning Center Operations gross profit and a $0.5 million increase in Franchise Operations gross profit. The increase in Learning Center Operations gross profit was primarily a result of increased revenues and improved labor efficiency. The increase in Franchise Operations gross profit was a result of increased revenues. Gross profit percentages for fiscal 2005 by segment were 12.5% for Childtime centers (as compared to 12.5% for fiscal 2004), 7.3% for Tutor Time centers (as compared to 3.5% for fiscal 2004) and 100.0% for Franchise Operations for both years.

      General and administrative expenses. General and administrative expenses for fiscal 2005 increased $0.4 million, or 2.1%, from fiscal 2004 to $19.4 million. The increase was a result of increased center staff training expenses, general wage increases and increased employee bonuses due to operating improvements, partially offset by a decrease in consulting and temporary help expenses. General and administrative costs as a percentage of net revenue decreased to 9.1% for fiscal 2005 from 9.4% for fiscal 2004 due to the greater rate of increase in net revenue for the current period.

      Depreciation and amortization expenses. Depreciation and amortization expenses for fiscal 2005 increased $0.4 million, or 9.2%, from fiscal 2004 to $4.4 million. The increase was primarily a result of depreciation expense attributable to capital expenditures. Depreciation and amortization expense as a percentage of net revenue increased to 2.1% for fiscal 2005 from 2.0% for fiscal 2004.

      Gain on sale of centers and vacant land.  Gain on sale of centers was a result of the sale under a franchise agreement of two Tutor Time centers to an existing franchisee in first quarter 2005, the sale of vacant land in second quarter 2005, and the sale under a franchise agreement of one Tutor Time center to a franchisee in the fourth quarter of fiscal 2005.

      Provision for doubtful accounts. Provision for doubtful accounts for fiscal 2005 increased $0.2 million, or 15.5%, from fiscal 2004 to $1.5 million. The increase was a result of increased revenues and less favorable collection experience.

      Exit and closure expenses. For fiscal 2005, the Company recorded exit and closure expenses of $0.2 million compared to $0.3 million in fiscal 2004. The expenses for fiscal 2005 and 2004 were to increase reserves. The reserve adjustments related to previously closed centers and were made as a result of current real estate market conditions. During fiscal 2005 and fiscal 2004, the Company made cash payments of $0.3 million and $1.0 million, respectively, related to lease termination costs.

      Operating income. As a result of the foregoing changes, the Company’s operating income was $5.1 million for fiscal 2005, compared to $1.7 million for fiscal 2004.

      Interest expense. Interest expense for fiscal 2005 was $2.2 million, compared to $2.1 million for fiscal 2004. This increase was a result of interest on sale leaseback transactions completed in the fourth quarter of fiscal 2004, offset by a reduction in borrowings.

      Income tax provision. An income tax provision for fiscal 2005 of $0.1 million (all related to state income taxes) was recorded in income before income taxes and discontinued operations of $3.1 million, compared to an income tax provision of $0.1 million on a loss before discontinued operations of ($0.4 million) for fiscal 2004. Income tax expense for fiscal 2005 varied from the U.S. statutory rate of 34% due primarily to the utilization of net operating loss carryforwards for which a valuation allowance had been recorded.

      Discontinued operations, net of taxes. Discontinued operations, net of taxes, for fiscal 2005 was $0.2 million, compared to ($0.5) million for fiscal 2004. This income includes gain on the disposal of assets in one closed center of $0.6 million and the gain on the sale of one center of $0.2 million, offset by operating and lease termination costs associated with closed centers.

      Net income (loss). As a result of the foregoing changes, net income increased to $3.1 million, compared to net a loss of ($0.9) million for fiscal 2004.

   Fiscal 2004 Compared to Fiscal 2003

	Fiscal Year Ended April 2, 2004	Percent of Revenues	Fiscal Year Ended March 28, 2003	Percent of Revenues	Change Amount (in Dollars)

Revenue from Learning Center Operations	$194,748	96.7%	$167,782	97.5%	$26,966
Revenue from Franchise Operations	6,715	3.3%	4,293	2.5%	2,422

Revenue, net	201,463	100.0%	172,075	100.0%	29,388
Operating expenses of Learning Centers	175,297	87.0%	152,165	88.4%	23,132

Gross profit	26,166	13.0%	19,910	11.6%	6,256
General and administrative expenses	18,951	9.4%	16,561	9.6%	2,390
Depreciation and amortization expenses	4,003	2.0%	3,462	2.0%	541
Provision for doubtful accounts	1,291	0.6%	1,746	1.0%	(455)
Exit and closure expenses	251	0.1%	1,051	0.6%	(800)
Goodwill impairment charges	—	0.0%	4,181	2.4%	(4,181)
Fixed asset impairment charges	—	0.0%	3,401	2.0%	(3,401)

OPERATING INCOME (LOSS)	$1,670	0.9%	$(10,492)	-6.0%	$12,162

      Revenues, net. Net revenues for fiscal 2004 increased $29.4 million, or 17.1%, from fiscal 2003 to $201.5 million. Of this increase, $4.1 million, or 13.9% was a result of the additional week in fiscal 2004. Learning Center revenues increased $27.0 million or 16.1% of which $21.7 million was contributed by Tutor Time Learning Centers. This was primarily a result of Tutor Time being acquired at the end of the first quarter of fiscal 2003 and having a full year of operating results in fiscal 2004. Childtime Learning Centers revenues increased $4.1 million, with comparable Childtime center revenues (centers opened more than 18 months) increasing 1.3%. Revenue attributable to the consolidation of 2 franchise arrangements considered variable interest entities (see Note 19 to the Company’s Notes to Consolidated Financial Statements) accounted for $1.2 million of the 2004 increase. Franchise Operations revenues, which consisted primarily of royalties, increased $2.4 million, or 56.4%, from fiscal 2003 to $6.7 million in fiscal 2004, primarily a result of Tutor Time being acquired at the end of the first quarter of fiscal 2003.

      Operating expenses of Learning Centers. Operating expenses for fiscal 2004 increased $23.1 million, or 15.2%, from fiscal 2003 to $175.3 million. The increase was a result of additional operating expenses of $20.8 million for Tutor Time centers and an increase of operating expenses of $2.3 million for Childtime centers. The operating expenses increase for Childtime centers was primarily in personnel, where wage increases were implemented prior to tuition increases, and occupancy costs that rose with inflation on comparable revenues. For fiscal 2004, operating expenses as a percentage of revenue from Learning Center Operations decreased to 87.0%, from 88.4% for fiscal 2003. This decrease was a result of Franchise Operations revenues increasing as a percentage of total revenues, improved labor efficiency, and a reduction in start-up costs that were incurred with new center openings in fiscal 2003, partially offset by increased occupancy costs of newly opened Tutor Time centers.

      Gross profit. Gross profit for fiscal 2004 increased $6.3 million, or 31.4%, from fiscal 2003 to $26.2 million. The increase was a result of a $3.9 million increase in Learning Center Operations and a $2.4 million increase in Franchise Operations gross profit. The increase in Learning Center gross profit was primarily a result of increased revenues and improved labor efficiency. The increase in Franchise Operations gross profit was a result of increased revenues. Gross profit percentages for fiscal 2004 by segment were 12.5% for Childtime centers (as compared to 11.7% for fiscal 2003), 3.5% for Tutor Time centers (as compared to (1.0%) for fiscal 2003) and 100.0% for Franchise Operations for both years. The increase in the Childtime centers gross profit is attributable to improved labor efficiency. The increase in Tutor Time centers gross profit is attributable to improved labor efficiency and a reduction in start-up costs that were incurred with new center openings in fiscal 2003, partially offset by increased occupancy costs of newly opened Tutor Time centers.

      General and administrative expenses. General and administrative expenses for fiscal 2003 increased $2.4 million, or 14.4%, from fiscal 2003 to $19.0 million. This increase was primarily a result of increased expenses associated with a full year of supporting the Tutor Time centers. As a percentage of net revenue, however, general and administrative expenses decreased from 9.6% for fiscal 2003 to 9.4% for fiscal 2004 as a result of higher revenues and the reduction of certain Tutor Time expenses after integration.

      Depreciation and amortization expenses. Depreciation and amortization expenses for fiscal 2004 increased $0.5 million, or 15.6% from fiscal 2003 to $4.0 million. This increase was primarily a result of depreciation and amortization expenses associated with a full year of operations of the Tutor Time centers.

      Provision for doubtful accounts. Provision for doubtful accounts for fiscal 2004 was $1.3 million, as compared to $1.7 million in fiscal 2003. The decrease was a result of improved Franchise Operations collections.

      Exit and closure expenses. For fiscal 2004, the Company recorded exit and closure expenses of $0.3 million compared to $1.1 million in fiscal 2003. The expenses for fiscal 2004 were to increase reserves. Of the expenses for fiscal 2003, $0.7 million related to the closure of three centers and the remaining $0.4 million was to increase reserves. The reserve adjustments related to previously closed centers and were made as a result of current real estate market conditions. During fiscal 2004 and fiscal 2003, the Company made cash payments of $1.0 million and $0.9 million, respectively, related to lease termination costs.

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

      Operating income (loss). As a result of the foregoing changes, the Company’s operating income was $1.7 for fiscal 2004 compared to operating losses of ($10.5) million for fiscal 2003.

      Interest expense. Interest expense for fiscal 2004 was $2.1 million compared to $2.6 million for fiscal 2003. The decrease was a result of the issuance of common stock to repay long term debt through the Company’s rights offering in fiscal 2003.

      Income tax provision (benefit). Income tax provision for fiscal 2004 of $0.1 million (all related to state income taxes) was recorded on a loss before income taxes and discontinued operations of ($0.4 million), compared to an income tax benefit of ($0.2 million) on a loss before income taxes, discontinued operations and cumulative effect of change in accounting principle of ($13.0 million) for fiscal 2003. Income tax expense for fiscal 2004 varied from the U.S. statutory rate of 34% due primarily to the utilization of net operating loss carryforwards for which a valuation allowance had been recorded.

      Discontinued operations, net of taxes. Discontinued operations, net of taxes, for fiscal 2004 was ($0.5 million), compared to ($0.4 million) for fiscal 2003 as a result of higher exit and closure expenses in the discontinued centers in fiscal 2005.

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

Liquidity and Capital Resources

      The Company’s primary cash requirements currently consist of repayment of debt and capital expenditures. The Company expects to fund cash needs through the revolving credit facility, described below, and cash generated from operations. The Company has also funded cash needs through sale leaseback transactions, as described in Note 7 of the Company’s Notes to Consolidated Financial Statements. The Company may evaluate alternative forms of funding and new arrangements may be entered into in the future. The Company experiences decreased liquidity during the calendar year-end holidays due to decreased attendance. While new enrollments are generally highest during the traditional fall “back to school” period and after the calendar year-end holidays, enrollment generally decreases during the summer months and calendar year-end holidays. Should cash flow generated from operations and borrowings available under the revolving credit facility not be adequate to provide for its working capital and debt service needs, the Company will attempt to make other arrangements to provide needed liquidity. No assurance can be given that such sources of capital will be sufficient.

      On November 22, 2004, the Company entered into a Second Amended and Restated Credit Agreement. This agreement provides a $17.5 million revolving line of credit that will mature on July 31, 2006. It is collateralized by the Company’s receivables, equipment and real estate, with interest payable at a variable rate, at the Company’s option, based on either the prime rate or the Eurodollar rate. There were outstanding borrowings of $4.3 million at April 1, 2005, and outstanding borrowings of $5.4 million at April 2, 2004. Outstanding letters of credit reduced the availability under the line of credit in the amount of $3.4 million at April 1, 2005, and $2.1 million at April 2, 2004 (see Note 5 of the Company’s Notes to Consolidated Financial Statements). As of April 1, 2005 and April 2, 2004, unused amounts available for borrowing under this line of credit were $9.8 million and $6.2 million, respectively.

      Under this agreement, the Company is required to maintain certain financial ratios and other financial conditions. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets and transactions with affiliates. The Company was in compliance with the agreement as of April 1, 2005.

      Net cash provided / net cash used in operating activities of $6.6 million for fiscal 2005 compared to ($1.8) million for fiscal 2004, primarily resulted from increased net income and improved changes in operating assets and liabilities. During fiscal 2005, financing activities totaled ($2.8) million and consisted primarily of repayments under long-term debt and paydowns on the revolving line of credit offset by proceeds from sale leaseback transactions. During fiscal 2004, net cash provided by financing activities totaled $4.5 million and consisted primarily of the issuance of shares net of issuance cost of $12.0 million, proceeds from sale leaseback transactions of $10.1 million, the issuance of subordinated notes of $3.5 million and a $1.6 million increase in drafts payable, offset by repayments of long-term debt of $15.1 million and repayments on the line of credit of $7.6 million. Net cash used in investing activities was ($4.2) million for fiscal 2005, of which $6.5 million was used for capital spending and $0.3 was used to acquire centers from a franchisee. This was partially offset by $2.6 million of proceeds from asset disposals. Net cash used in investing activities was ($3.8) million for fiscal 2004, of which $4.0 million was used for capital spending which was partially offset by $0.2 million of proceeds from asset sales.

      On May 16, 2003, the Company completed a rights offering under which it issued 100,000 units at $158.52 per unit. Total proceeds from the offering were $15.9 million, of which $12.4 million ($11.6 million net of expenses) was for the issuance of 14.1 million shares of common stock and $3.5 million was Subordinated Debt. The proceeds of the offering were used to pay off the balance, which included accrued interest, of the Subordinated Debt issued to a group of lenders organized by Jacobson Partners (see Related Party Transactions below).

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

      The Company has entered into interest rate swap contracts to manage its exposure to fluctuations in interest rates relating to the revolving line of credit. Swap contracts fix the interest payments of floating rate debt instruments. As of April 1, 2005, contracts representing $5.0 million of notional amount were outstanding with maturity dates of November 2005 and January 2006. These contracts provide for the Company to pay interest at an average fixed rate of 2.98% in return for receiving interest at a floating rate of three month LIBOR, which is reset in three month intervals. The fair value of interest rate swap agreements is subject to changes in value due to changes in interest rates. During fiscal 2005, the Company recognized income of $0.1 million as a result of an increase in the market value of the outstanding interest rate contracts. The value of these contracts was substantially unchanged in fiscal 2004.

Contractual Obligations and Commitments

At April 1, 2005, aggregate principal payments due on short and long-term debt and operating leases over the next five fiscal years and thereafter are as follows:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Short-term debt	$81	$81	$—	$—	$—
Long-term debt	7,921	—	4,421	3,500	—
Sale leaseback obligations	11,128	32	118	273	10,705
Operating leases	267,143	33,347	59,233	48,404	126,159

Total	$286,273	$33,460	$63,772	$52,177	$136,864

Included in operating leases above, are obligations totaling $0.8 million related to closed centers. The Company has accrued as of April 1, 2005, $0.2 million in exit and closure expenses related to these lease payments. The Company is primarily liable on approximately $0.5 million for lease assignments (included in the $0.8 million for closed centers) already negotiated in connection with previously closed centers.

A subsidiary of the Company is primarily or contingently liable for many of the leases of Tutor Time’s franchisees. In an effort to build its franchisee network, Tutor Time either leased the prospective site for a franchisee, with a subsequent sublease of the site to the franchisee, or provided a lease guarantee to the landlord for the benefit of the franchisee in exchange for a monthly lease guarantee fee payable by the franchisee that is based upon the monthly rent expense of the guaranteed lease. The payments the Company could be required to pay related to leases and guarantees aggregates $71.9 million and $12.8 million, respectively, in case of default by the franchisee. Should the Company be required to make payments under these leases, it may assume obligations for operating the center. Should the center not be economically viable, the Company will make provision for the lease termination at that time. The Company does not anticipate that it will be required to make payments under any of these leases or guarantees, does not believe that any payments are likely and has not recorded any related liability. At April 1, 2005, aggregate potential payments on leases and guarantees over the next five fiscal years and thereafter are as follows:

	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years

	(In thousands)

Franchise Lease Guarantees	$12,838	$1,209	$2,005	$2,005	$7,619
Franchise Lease Commitments	71,898	6,586	12,933	12,031	40,348

Total	$84,736	$7,795	$14,938	$14,036	$47,967

Related Party Transactions

                In July 2000, the Company retained Jacobson Partners to provide management and financial consulting services. Jacobson Partners is a private equity firm of which Benjamin R. Jacobson, the Chairman of the Board of the Company, is the managing general partner, and James J. Morgan, a director and member of the Compensation Committee and former Chairman of the Board and Interim Chief Executive Officer, are partners. As consideration for the provision of such services to the Company and the Board of Directors, Jacobson Partners receives an annual fee of $250,000, plus reimbursement of reasonable out-of-pocket expenses. The agreement will continue in effect until terminated by either party upon six months’ prior written notice. As additional consideration for the provision of such services, Jacobson Partners acquired 294,117 shares pursuant to a stock option granted in 2002. Such shares are subject to registration rights until July 2007.

                In July 2002, certain members (the “Optionees”) of the JP Acquisition Fund Group, a group of lenders organized by Jacobson Partners, agreed to arrange for the Company to obtain a standby purchase commitment in connection with its proposed rights offering (which was contemplated to repay the debt incurred in connection with the Company’s Tutor Time acquisition). As consideration for this commitment, a Special Committee of the Board of Directors approved the grant to the Optionees of options (the “Standby Commitment Options”) to purchase, in the aggregate, up to 400,000 shares of common stock, until July 19, 2006, at an exercise price of $5.00 per share (approximately 171% of the five-day average of the daily closing prices of the common stock on The Nasdaq National Market System as of July 19, 2002, the date of the agreement). All shares acquired by the Optionees would be subject to registration rights, pursuant to which, until July 6, 2007, the Optionees would have the right to cause the Company to register, at its expense, the Optionees’ shares of common stock, whenever the Company is otherwise registering shares (except in certain circumstances). The option grant to the

Optionees was approved by the Company’s shareholders and became effective, and fully vested, upon consummation of the rights offering in May 2003. Optionees receiving Standby Commitment Options included Mr. Jacobson (options for 4,790 shares, including 473 shares reflecting his proportionate interest in options beneficially owned by Jacobson Partners) and Mr. Morgan (options for 5,303 shares, including 5 shares reflecting his proportionate interest in options beneficially owned by Jacobson Partners).

                 In May 2003, upon consummation of our rights offering and purchases contemplated under the standby purchase commitment from the JP Acquisition Fund Group, the JP Acquisition Fund Group acquired units consisting of 10,719,243 shares of common stock and $2,660,805 principal amount of subordinated notes, at the same price that units were made available for purchase by our other shareholders. Of such amounts, Mr. Jacobson acquired 887,525 shares and $220,308 of subordinated notes (including 11,069 shares and $2,748 of subordinated notes reflecting his proportionate interest in securities beneficially owned by Jacobson Partners), and Mr. Morgan acquired 226,569 shares and $56,241 of subordinated notes (including 123 shares and $31 of subordinated notes reflecting his proportionate interest in securities beneficially owned by Jacobson Partners).

The subordinated notes issued as part of the rights offering bear interest at 15% per annum, payable quarterly, and are due May 15, 2008. Subject to applicable subordination provisions, these notes may be redeemed, at our option, at any time and must be redeemed following the occurrence of a “change of control”. In either case, the redemption price is 100% of the principal balance of the notes, plus accrued and unpaid interest on such principal balance to the date of redemption.

During fiscal 2005, the subordinated notes issued to those lenders related to Jacobson Partners accrued interest in the following amounts: JP Acquisition Fund II, L.P. and JP Acquisition Fund III, L.P. - $328,000; Mr. Jacobson - $5,000; and Mr. Morgan - $8,000.

During fiscal 2005, a Tutor Time franchisee controlled by Daniel Boyle, a Company director, paid $0.1 million to the Company in royalties and technology fees, and for advertising, net of reimbursement of certain advertising expenses. These payments were made pursuant to the Company’s standard form of franchise agreement, which agreement is expected to remain in effect for the next fiscal year.

Contingencies

      Various legal actions and other claims are pending or could be asserted against the Company including pending claims relating to exposure to mold and other contaminants resulting from the condition of one of the Company’s former centers. In addition, the Company has and will continue to vigorously protect its rights against parties that violate franchise agreements or infringe on its intellectual property rights. Litigation is subject to many uncertainties; the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. Although there is a chance that any unfavorable decision could have a material adverse impact on the Company’s financial position, liquidity and results of operations, it is the opinion of management that the ultimate liability, if any, with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company beyond amounts already accrued.

New Accounting Pronouncements

      In December 2004, the FASB issued SFAS 123 (Revised 2004), Share-Based Payment.  This standard requires expensing of stock options and other share-based payments and supersedes SFAS 123, Accounting for Stock-Based Compensation, and APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance that had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard, together with a new rule adopted by the Securities and Exchange Commission in April 2005, is effective for the Company April 1, 2007 and will apply to all awards granted, modified, cancelled or repurchased after that date. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors. The Company is currently evaluating the expected impact that the adoption of SFAS 123R will have on results of operations and cash flows in the future.

Wage Increases

      Expenses for center-level salaries, wages and benefits represented approximately 51% of net revenue for fiscal 2005, as compared to approximately 52% of net revenue for fiscal 2004. Management believes that, through increases in tuition rates, the Company can offset any future center-level wage increases caused by adjustments to the federal, state or county minimum wage rates or other market adjustments. However, no assurance can be given that rates can be increased sufficiently to cover such increased costs. The Company continually evaluates its wage structure and may implement changes at targeted local levels.

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

      Interest Rates. The Company has exposure to market risk for changes in interest rates related to its debt obligations. The Company does not have cash flow exposure due to rate changes on its 15% Subordinated Notes in the amount of $3.5 million at April 1, 2005. The Company has cash flow exposure on the revolving line of credit, with an outstanding balance of $4.3 million and its notes payable, with an outstanding balance of $0.2 million, each as of April 1, 2005. These exposures have been partially offset by the Company entering into $5.0 million notional amount of interest rate swap contracts. Accordingly, a 2% (200 basis points) change in the LIBOR rate or the prime rate would have resulted in interest expense changing by approximately $0.1 million for fiscal 2005.

      Foreign Currency Exchange Rates. The Company’s exposure to foreign currency exchange rates is limited to royalties for 11 international franchised centers. Based upon the relative size of its foreign operations, the Company does not believe that the reasonably possible near-term change in the related exchange rate would have a material effect on its financial position, results of operations and cash flows.

Item 8. Financial Statements and Supplementary Data

      The financial statements and supplementary data required by this Item are included in the Consolidated Financial Statements set forth on pages F-1 through F-24, attached hereto and found following the signature page of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2005, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

      During the fiscal quarter ended April 1, 2005 there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Name	Age	Position

William D. Davis	55	President and Chief Executive Officer and Director
Kathryn L. Myers	49	Vice President and Chief Operating Officer
Frank M. Jerneycic	56	Chief Financial Officer and Treasurer
Scott W. Smith	47	Chief Human Resources Officer
Ira L. Young	46	Secretary and General Counsel

      William D. Davis has served as the President and Chief Executive Officer of the Company since July 22, 2002, and as a Director since August 2002. Mr. Davis was formerly President and Chief Executive Officer of Tutor Time Learning Systems, Inc., from March 2002 until the Company’s acquisition of Tutor Time in July 2002. Tutor Time filed Chapter 11 bankruptcy in May 2002. Prior to joining Tutor Time, Mr. Davis served as Chief Executive Officer of Waterbury Holdings, a holding company located in Burlington, Vermont, from March 1995 through January 1998. During his association with Waterbury Holdings, Mr. Davis held the position of Partner and Chief Executive Officer of Waterbury’s affiliates, including McKenzie LLC, All Season’s Kitchen LLC, Franklin County Cheese Corporation, Waterbury Fresh Foods LLC, Rondele LLC, and Frank Hahn Incorporated. In December 1998, Mr. Davis, along with other investors, purchased Rondele Foods LLC from Waterbury Holdings, and he served as a Board member of the newly-formed company, Rondele Specialty Foods, based in Wausau, Wisconsin, until its sale in December 2004. Mr. Davis also served as the President and Chief Executive Officer of ChefExpress.Net Inc., an Internet-based virtual warehouse providing ingredients and specialty food, from January 2000 through June 2001. Mr. Davis is also a board member of Green Mountain Coffee Roasters Inc., where he serves as Chairman of the Audit Committee.

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

      Scott W. Smith has served as Chief Human Resources Officer since May 10, 2005, having previously served as Vice President of Human Resources since May 1, 2002. Prior to joining the Company, Mr. Smith was the Vice President of Human Resources for Glotel, PLC, a human capital solutions provider located in London, England, where he had responsibility for the startup of the Human Resources Department. Prior to that, Mr. Smith worked for Kelly Services, a temporary employment placement firm located in Troy, Michigan, for eight years, most recently serving as the Vice President of Human Resources. Mr. Smith holds a BS from Central Michigan University.

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

      Additional information required by this Item will be contained in the 2005 Proxy Statement of the Company under the captions, “Election of Directors,” “Other Information Relating to Directors and Nominees,” “Meetings and Committees of the Board of Directors,” “Code of Business Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Item 11. Executive Compensation

      Information required by this Item will be contained in the 2005 Proxy Statement of the Company under the captions, “Compensation of Executive Officers” and “Compensation of Directors,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information required by this Item will be contained in the 2005 Proxy Statement of the Company under the captions, “Election of Directors,” “Voting Securities and Principal Holders” and “Additional Equity Compensation Plan Information,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      Information required by this Item will be contained in the 2005 Proxy Statement under the captions, “Certain Relationships of Related Party Transactions” and “Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference. Additionally, see Note 9 of the Company’s Notes to Consolidated Financial Statements and “Related Party Transactions” under Item 7 of this Report.

Item 14. Principal Accountant Fees and Services

      Information required by this Item will be contained in the 2005 Proxy Statement under the Caption “Independent Accountants” and is incorporated herein by reference.

PART IV Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The financial statements filed with this Report are listed on page F-1.

2. Financial Statement Schedule

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
29

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 29, 2005.

LEARNING CARE GROUP, INC.

By:	/s/ FRANK M. JERNEYCIC

Frank M. Jerneycic,
Chief Financial Officer and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on June 29, 2005.

Signature	Title

/s/ WILLIAM D. DAVIS	President, Chief Executive Officer and Director (Principal Executive Officer)

William D. Davis

/s/ FRANK M. JERNEYCIC	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Frank M. Jerneycic

/s/ DANIEL BOYLE	Director

Daniel Boyle

/s/ JASON K. FELD	Director

Jason K. Feld

/s/ BENJAMIN R. JACOBSON	Director

Benjamin R. Jacobson

/s/ JERRY KANE	Director

Jerry Kane

/s/ ELSIE MCCABE	Director

Elsie McCabe

/s/ JAMES J. MORGAN	Director

James J. Morgan

/s/ BRETT D. SHEVACK	Director

Brett D. Shevack
30

LEARNING CARE GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Learning Care Group, Inc. are referred to in Item 8:

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Learning Care Group, Inc. and Subsidiaries
Novi, Michigan

                We have audited the accompanying consolidated balance sheet of Learning Care Group, Inc. and subsidiaries (the “Company”) as of April 1, 2005, and the related consolidated statement of income, shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit. The financial statements of the Company for the year ended April 2, 2004 and March 28, 2003 were audited by other auditors whose report, dated June 30, 2004, expressed an unqualified opinion on those statements.

                We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Learning Care Group, Inc. and subsidiaries at April 1, 2005, and the results of their operations and their cash flows for the year ended April 1, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Detroit, Michigan
June 27, 2005

F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM To the Board of Directors and Shareholders of Learning Care Group, Inc. and Subsidiaries:

       In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Learning Care Group, Inc. and its subsidiaries at April 2, 2004 and the results of their operations and their cash flows for each of the two fiscal years in the period ended April 2, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the fiscal 2004 and 2003 information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP Detroit, Michigan
June 30, 2004, except for the effects of discontinued operations describe in Note 14, as to which the date is June 26, 2005
F-3

LEARNING CARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 1, 2005	April 2, 2004

	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$983	$1,377
Accounts receivable, net	9,177	9,379
Prepaid expenses and other current assets	5,611	5,435

Total current assets	15,771	16,191

LAND, BUILDINGS AND EQUIPMENT:
Land	9,225	9,347
Buildings	20,260	20,443
Leasehold improvements	15,055	12,462
Vehicles, furniture and equipment	15,501	13,599

	60,041	55,851
Less: accumulated depreciation and amortization	(21,444)	(19,128)

	38,597	36,723

OTHER NONCURRENT ASSETS:
Goodwill, net	18,932	7,866
Intangible assets, net	11,456	12,198
Refundable deposits and other	2,601	2,641

	32,989	32,705

TOTAL ASSETS	87,357	$85,619

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts and drafts payable	$7,303	$6,810
Accrued wages and benefits	8,082	7,531
Current portion of long-term debt	81	3,328
Exit and closure expense accrual	187	448
Other current liabilities	9,473	10,016

Total current liabilities	25,126	28,133
LONG-TERM DEBT, NET OF CURRENT PORTION	7,921	8,397
DEFERRED RENT LIABILITY & MINORITY INTEREST	2,880	1,945
OBLIGATIONS UNDER SALE LEASEBACK TRANSACTIONS	11,096	10,138

Total liabilities	47,023	48,613

SHAREHOLDERS’ EQUITY
Common Stock, 40,000,000 shares authorized, no par value; 19,839,410 and 19,809,010 issued and outstanding at April 1, 2005 and April 2, 2004	43,967	43,781
Preferred Stock, 100,000 shares authorized, no par value; no shares issued or outstanding	—	—
Retained earnings (accumulated deficit)	(3,633)	(6,775)

Total shareholders’ equity	40,334	37,006

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$87,357	$85,619

The accompanying footnotes are an integral part of the consolidated financial statements.

F-4

LEARNING CARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended

	April 1, 2005	April 2, 2004	March 28, 2003

	(In thousands, except per share data)

Revenue from Learning Center Operations	$204,913	$194,748	$167,782
Revenue from Franchise Operations	7,261	6,715	4,293

Revenue, net	212,174	201,463	172,075
Operating expenses of Learning Centers (exclusive of depreciation and amortization)	182,397	175,297	152,165

Gross profit	29,777	26,166	19,910

General and administrative expenses	19,351	18,951	16,561
Depreciation and amortization expenses	4,370	4,003	3,462
Gain on sale of centers and vacant land	(666)	—	—
Provision for doubtful accounts	1,491	1,291	1,746
Exit and closure expenses	153	251	1,051
Goodwill impairment charges	—	—	4,181
Fixed asset impairment charges	—	—	3,401

Operating income (loss)	5,078	1,670	(10,492)
Interest expense, net	2,179	2,127	2,577
Other (income), net	(155)	(93)	(84)

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	3,054	(364)	(12,985)
Income tax provision (benefit)	66	93	(239)

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	2,988	(457)	(12,746)
Discontinued operations, net of taxes	154	(466)	(438)

Income (loss) before cumulative effect of change in accounting principle	3,142	(923)	(13,184)
Cumulative effect of change in accounting principle, net of taxes	—	—	(4,967)

Net income (loss)	$3,142	$(923)	$(18,151)

INCOME (LOSS) PER SHARE - BASIC:
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$0.15	$(0.02)	$(2.38)
Discontinued operations, net of taxes	0.01	(0.03)	(0.08)

Income (loss) before cumulative effect of change in accounting principle	0.16	(0.05)	(2.46)
Cumulative effect of change in accounting principle	—	—	(0.93)

Net income (loss)	$0.16	$(0.05)	$(3.39)

INCOME (LOSS) PER SHARE - DILUTED:
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$0.14	$(0.02)	$(2.38)
Discontinued operations, net of taxes	0.01	(0.03)	(0.08)

Income (loss) before cumulative effect of change in accounting principle	0.15	(0.05)	(2.46)
Cumulative effect of change in accounting principle	—	—	(0.93)

Net income (loss)	$0.15	$(0.05)	$(3.39)

Weighted average shares outstanding
Basic	19,821	17,820	5,362
Diluted	20,804	17,820	5,362

The accompanying footnotes are an integral part of the consolidated financial statements.
F-5

LEARNING CARE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders’ Equity

	Common Stock		Retained

	Shares	Amount	Earnings	Total

	(In thousands)
Balances, March 29, 2002	5,241	$31,183	$12,299	$43,482
Shares issued	175	482	—	482

Net income (loss)	—	—	(18,151)	(18,151)

Balances, March 28, 2003	5,416	$31,665	$(5,852)	$25,813

Shares issued	293	418	—	418

Stock compensation	—	103	—	103
Rights offering	14,100	11,595	—	11,595

Net income (loss)	—	—	(923)	(923)

Balances, April 2, 2004	19,809	$43,781	$(6,775)	$37,006

Shares issued	30	65	—	65

Stock compensation	—	121	—	121

Net income	—	—	3,142	3,142

Balances, April 1, 2005	19,839	$43,967	$(3,633)	$40,334

The accompanying footnotes are an integral part of the consolidated financial statements.
F-6

LEARNING CARE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended

	April 1, 2005	April 2, 2004	March 28, 2003

	(In thousands)
OPERATING ACTIVITIES:

Net income (loss)	$3,142	$(923)	$(18,151)
Adjustments to reconcile net income (loss) to cash
provided (used) by operating activities:
Depreciation and amortization	4,291	4,088	3,540

Interest capitalized as part of subordinated notes	—	—	513

Intangible and fixed asset impairment charges (includes $5,877 classified as cumulative effect of change in accounting principle)	—	—	13,532
Provision for doubtful accounts	1,513	1,314	1,806

Stock compensation expense	121	103	—
Deferred rent liability	968	490	454

Minority interest in variable interest entities	(33)	33	—

Deferred income taxes	—	—	645

(Gain)/loss on sale of assets	(1,311)	(81)	27
Changes in operating assets and liabilities:
Accounts receivable	(1,629)	(2,581)	(1,234)
Prepaid expenses and other current assets	(715)	(3,665)	1,770

Income tax receivable	(93)	1,965	—
Accounts payable, accruals and other current liabilities	601	(1,746)	(1,877)
Exit and closure expense accrual	(261)	(822)	441

Net cash provided (used) by operating activities	6,594	(1,825)	1,466

INVESTING ACTIVITIES:
Acquisition of Tutor Time (net of cash of $614)	—	—	(21,689)

Acquisiton of Minnesota centers (net of cash of $27)	(314)	—	—
Capital spending	(6,545)	(4,024)	(5,016)
Proceeds from sale of assets	2,636	172	595
Payments for refundable deposits and other assets	41	16	(134)

Net cash used in investing activities	(4,182)	(3,836)	(26,244)
FINANCING ACTIVITIES:
Net (paydowns) borrowings on revolving line of credit	(1,045)	(7,573)	10,451
Repayments under long-term debt	(2,678)	(15,112)	(1,207)

Issuance of subordinated notes	—	3,500	14,000
Changes in drafts payable	252	1,573	(858)

Proceeds from sale leaseback	600	10,138	—

Issuance of common shares (net of issuance costs)	65	12,013	—

Net cash provided (used) by financing activities	(2,806)	4,539	22,386
Net (decrease) in cash and cash equivalents	(394)	(1,122)	(2,392)
Cash and cash equivalents, beginning of year	1,377	2,499	4,891

Cash and cash equivalents, end of period	$983	$1,377	$2,499

The accompanying footnotes are an integral part of the consolidated financial statements.
F-7

LEARNING CARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation and Corporate Organization:

      The consolidated financial statements include the accounts of Learning Care Group, Inc. and its wholly owned subsidiaries (together referred to as the “Company”). All significant intercompany transactions have been eliminated. The Company began operations in 1967. Childtime Learning Centers, Inc. was incorporated on November 2, 1995 and completed its initial public offering on February 2, 1996. As of April 1, 2005, the Company provided for-profit child care through 459 corporate and franchise child care centers.

2. Summary of Significant Accounting Policies:

      a. Fiscal Year: The Company utilizes a 52 to 53 week fiscal year (generally comprised of 13 four-week periods), ending on the Friday closest to March 31. The fiscal year ended April 1, 2005 contained 52 weeks. The fiscal year ended April 2, 2004 contained 53 weeks. The fiscal year ended March 28, 2003 contained 52 weeks.

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

      f.  Impairment of Long-Lived Assets: Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. The Company assesses the recoverability of the unamortized cost of acquired assets in excess of fair value based on a review of projected undiscounted cash flows of the related centers. Once the Company has utilized its resources in order to make the center profitable, without success, and future cash flows fail to recover the carrying value of the assets, they are deemed to be impaired. The extent of the impairment is measured as the difference between the fair market value of the asset and its carrying value.

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

      Revenues from federal and state child care assistance programs represent a significant portion of total revenues. For fiscal 2005, 2004 and 2003, federal assistance revenues were approximately $45.0 million (22 percent), $43.4 million (22 percent) and $40.4 million (24 percent), respectively. For fiscal 2005, 2004 and 2003, federal assistance accounts receivable were approximately $6.2 million (68 percent), $6.8 million (73 percent) and $5.6 million (69 percent), respectively.

      k. Stock-Based Compensation: The Company has adopted the disclosure provisions of SFAS No. 123 Accounting for Stock-Based Compensation, and continues to measure compensation cost using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Had stock option compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

		Fiscal Years Ended

		April 1, 2005	April 2, 2004	March 28, 2003

Net income (loss)	As reported	$3,142	$(923)	$(18,151)
	Pro forma	$2,836	$(1,711)	$(18,431)
Net income (loss) per share:
Basic	As reported	$0.16	$(0.05)	$(3.39)
	Pro forma	$0.14	$(0.09)	$(3.44)
Diluted	As reported	$0.15	$(0.05)	$(3.39)
	Pro forma	$0.14	$(0.09)	$(3.44)

Weighted average fair value of options granted during
the year		$2.23	$1.78	$0.90

      The fair value of the options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the “Black-Scholes” option-pricing model with the following weighted average assumptions for fiscal 2005, 2004, and 2003, respectively: no dividend yield; expected volatility of 100.0, 52.1 and 56.4 percent; risk free interest rate of 5.5, 3.4 and 3.2; and expected holding periods of 5.0 years for fiscal 2005 and 4.0 years for fiscal 2004 and fiscal 2003.

      l.  Common Stock and Earnings Per Share: All earnings per share amounts have been presented to conform with the requirements of SFAS 128, Earnings Per Share. A reconciliation of the denominators used in the basic and diluted EPS calculation follows (in thousands):

	Calculation of Incremental Shares Outstanding

	April 1, 2005	April 2, 2004	March 28, 2003

Basic shares (based on weighted average)	19,821	17,820	5,362
Stock options	983	—	—

Diluted shares	20,804	17,820	5,362

      Incremental shares from assumed conversion of options of 974,723 646,903 and 605,251 in fiscal 2005, 2004 and 2003, respectively, have been excluded from shares used in computing diluted earnings (loss) per share as the effect would be anti-dilutive.

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

      o. Advertising Expenses: Yellow pages advertising costs are expensed concurrent with the period in which the Yellow Pages books are distributed to customers. The Company has a contractual agreement to contribute a percentage of Tutor Time revenues to an advertising fund along with franchisees. Contributions to this fund are expensed as a percentage of revenue. All other marketing costs are treated as period expenses and, accordingly, are expensed in the period incurred. The Company incurred advertising expenses of $2.2 million, $2.6 million, and $1.5 million during fiscal 2005, 2004, and 2003, respectively.

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

      q. Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions (in areas, among others, such as provision for doubtful accounts, exit and closure expense accrual, deferred tax asset valuation and accrued workers’ compensation expense), that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      r.  Reclassifications: Certain amounts for the fiscal years ended April 2, 2004 and March 28, 2003 have been reclassified to conform to the presentation adopted in fiscal 2005.

      s.  Segment Reporting: The Company has three reportable segments: Childtime, Tutor Time and Franchise Operations. Childtime operates child care centers primarily under the Childtime Learning Centers brand name, Tutor Time operates child care centers under the Tutor Time brand name and Franchise Operations licenses and provides developmental and administrative support to franchises operating under the Tutor Time brand name. The accounting polices of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are reported separately because the Company’s chief operating decision maker uses the segment information in determining the allocation of resources among segments and appraising the performance of the segments. (See Note 16)

      t.  New Accounting Pronouncements: This standard requires expensing of stock options and other share-based payments and supersedes SFAS 123, Accounting for Stock-Based Compensation, and APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance that had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard, together with a new rule adopted by the Securities and Exchange Commission in April 2005, is effective for the Company April 1, 2007 and will apply to all awards granted, modified, cancelled or repurchased after that date. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors. The Company is currently evaluating the expected impact that the adoption of SFAS 123R will have on results of operations and cash flows in the future.

3. Acquisition and Pro Forma Information:

      On July 19, 2002, the Company acquired substantially all of the assets of Tutor Time Learning Systems, Inc., a Florida corporation (“Tutor Time”), for an aggregate purchase price of approximately $22.8 million, including acquisition costs, plus the assumption of certain liabilities. In consideration for providing investment advisory services with respect to the acquisition, Jacobson Partners was paid an advisory fee consisting of a cash payment of $333,336 and the issuance of 175,438 shares of common stock. These costs have been capitalized as part of the acquisition costs. Jacobson Partners is the management and financial consultant to the Company of which Benjamin R. Jacobson, the Company’s Chairman of the Board is the managing general partner, and James J. Morgan, a director and member of the Compensation Committee and the Company’s former Chairman of the Board and interim Chief Executive Officer, is a partner.

      The Tutor Time acquisition was financed, in part, by Bank One, NA through its secured revolving line of credit with the Company. Subordinated loans (the “Subordinated Notes”) in the aggregate amount of $14 million were provided by a group of lenders organized by Jacobson Partners to fund the balance of the Tutor Time acquisition purchase price and to provide related working capital. (See Note 5) Although Jacobson Partners received no consideration for arranging this financing, lenders included JP Acquisition Fund II, L.P. and JP Acquisition Fund III, L.P., entities controlled and managed by affiliates of Jacobson Partners (for an aggregate of $10,497,154), and three directors of the Company at the time of the loans (Mr. Jacobson, Mr. Morgan and Mr George A. Kellner) and trusts for the benefit of their children (for an aggregate of $545,132).

      In connection with the Tutor Time acquisition, JP Acquisition Fund II, L.P., JP Acquisition Fund III, L.P., and certain of their co-investors (collectively, the “Optionees”), including Messrs. Jacobson and Morgan, agreed to arrange for the Company to obtain a standby purchase commitment in connection with the Company’s Rights Offering. As consideration for obtaining such commitment, a Special Committee of the Board of Directors approved the grant to the Optionees of options to purchase, in the aggregate, up to 400,000 shares of common stock, until July 19, 2006, at an exercise price of $5.00 per share.

      Pro forma unaudited information for the Company and Tutor Time follows (in thousands, except per share data):

Fiscal Year Ended March 28, 2003

Revenue, net	$193,443
Operating (loss)	(9,256)
(Loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	$(12,559)
(Loss) before cumulative of change effect in accounting principle	$(12,950)
Net (loss)	$(17,917)
Net (loss) per share	$(3.34)

      In connection with the Tutor Time Learning Systems, Inc. bankruptcy proceedings, Tutor Time, at the request of the Company, was able to reject numerous leases and franchise agreements. The preceding pro forma information includes only the revenues and costs from those Tutor Time centers and franchises that were not rejected as part of the bankruptcy proceedings. No pro forma adjustments were made to the historical Tutor Time corporate overhead expenses ($2.0 million for the 52 weeks ended March 28, 2003), other than to include estimates related to certain franchisees that were consolidated by the Company during 2004 in accordance with FIN 46. Additional interest expense was included in the pro forma results based upon the additional debt incurred to finance the Tutor Time acquisition.

4. Other Current Assets and Liabilities: Other current assets and liabilities are composed of the following:

	April 1, 2005	April 2, 2004

	(In thousands)
Prepaid expenses and other current assets:
Prepaid rent	$2,611	$2,607
Prepaid insurance	1,129	1,144
Prepaid property taxes	749	809
Other	1,122	875

	$5,611	$5,435

Other current liabilities:
Unearned revenue	$2,540	$2,731
Accrued rent	103	367
Accrued property taxes	744	796
Ad fund	581	636
Deposits	128	412
Franchise obligations	592	605
Accrued workers’ compensation expense (net of $1,073 and $928 of advance deposits held by insurance company at April 1, 2005 and April 2, 2004, respectively)	2,112	1,542
Accrued utilities	226	319
Other	2,447	2,608

	$9,473	$10,016

5. Financing Arrangements: Financing arrangements consist of the following:

	April 1, 2005	April 2, 2004

	(In thousands)
Revolving line of credit, due July 2006 interest at prime plus 0.25% (6.0%) or Eurodollar plus 2.75% (ranging from 5.45% to 5.64%) at April 1, 2005 and prime plus 0.75% (4.75%) or Eurodollar plus 3.50% (4.60%) at April 2, 2004	$4,332	$5,378

Subordinated debt with a maturity of May 15, 2008, interest at 15% payable quarterly and principal due upon maturity	3,500	3,500

Note payable (collateralized by a letter of credit) to a corporation resulting from an acquisition, interest at prime (4.00% at April 2, 2004), quarterly principal payments of $100,000 plus interest	—	400

Notes payable (non-collateralized) to corporations resulting from an acquisition, interest at prime (4.00% at April 2, 2004)	—	2,100

Notes payable (non-collateralized) to various entities and individuals resulting from acquisitions, interest at various fixed rates (aggregate rate of 8.2% at April 1, 2005), with various due dates through 2008	170	347

	8,002	11,725
Less current maturities of long-term debt	81	3,328

	$7,921	$8,397

At April 1, 2005, aggregate principal payments due on long-term debt through maturity are as follows:

(In thousands)

2006	$81
2007	4,405
2008	16
2009	3,500

Total	$8,002

      On November 22, 2004, the Company entered into a Second Amended and Restated Credit Agreement. This agreement provides a $17.5 million revolving line of credit that will mature on July 31, 2006. It is collateralized by the Company’s receivables, equipment and real estate, with interest payable at a variable rate, at the Company’s option, based on either the prime rate or the Eurodollar rate. There were outstanding borrowings of $4.3 million at April 1, 2005, and outstanding borrowings of $5.4 million at April 2, 2004. Outstanding letters of credit reduced the availability under the line of credit in the amount of $3.4 million at April 1, 2005, and $2.1 million at April 2, 2004. As of April 1, 2005 and April 2, 2004, unused amounts available for borrowing under this line of credit were $9.8 million and $6.2 million, respectively.

      Under this agreement, the Company is required to maintain certain financial ratios and other financial conditions. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets and transactions with affiliates. The Company was in compliance with the agreement as of April 1, 2005.

      On May 16, 2003, the Company completed a rights offering. Total proceeds from the offering were $15.9 million, of which $12.4 million ($11.6 million net of expense) was for the issuance of 14.1 million shares of common stock and $3.5 million was Subordinated Debt. The proceeds of the offering were used to pay off the balance, which included accrued interest, on the Subordinated Debt issued to a group of lenders organized by Jacobson Partners (see Note 9).

6. Income Taxes:

      The income tax provision or benefit reflected in the consolidated statement of operations consists of the following:

	Fiscal Years Ended

	April 1, 2005	April 2, 2004	March 28, 2003

Current:
Federal	$43	$—	$(2,554)
State and local	23	93	(28)
Non- US	68	—	—

	134	93	(2,582)

Deferred:
Federal	—	—	2,438
State and local	—	—	(95)
Non- US	—	—	—

	—	—	2,343

	$134	$93	$(239)

      Differences between the income tax provision on income before income taxes reflected in the statement of operations and that computed by applying the statutory federal income tax rate are attributable to the following:

	Fiscal Years Ended

	April 1, 2005	April 2, 2004	March 28, 2003

Income tax provision (benefit) at statutory level	$1,114	$(299)	$(4,366)
State and local taxes, net of federal tax benefit	23	93	(81)
AMT Tax	43	—	—
Non- US	68	—	—
Valuation allowance	(1,170)	316	4,208
Other	56	(17)	—

	$134	$93	$(239)

Temporary differences and carryforwards that give rise to deferred tax assets and (liabilities) are as follows:

	April 1, 2005	April 2, 2004

	(In thousands)
Deferred tax asset:
Allowance for doubtful accounts	$221	$731
Vested and non-vested vacation balance	756	556
Workers compensation accrual	1,167	940
Section 197 amortization	2,496	3,475
Gain on sale-leaseback	3,944	2,183
NOL carryforward	1,741	294
Provision for restructuring charges	68	164
Straight-line rent	1,300	1,008
Deferred registration fees	403	319
All other	338	118

	12,434	9,788

Deferred tax liability:
Basis and depreciation differences of property	(5,592)	(2,844)
Prepaid expenses	(468)	—

Net deferred tax asset	6,060	6,944
Valuation allowance	(6,374)	(6,944)

Net deferred tax asset	$—	$—

      Due to the history of losses and uncertainties, the Company has determined that it is more likely than not that the deferred tax assets will not be recovered through future taxable income. As a result, a valuation reserve has been provided reducing deferred tax assets to an amount recoverable through the reversal of deferred tax liabilities.

7. Leases:

      The Company leases certain land and buildings, primarily children’s centers and vehicles, under non-cancelable operating leases with original terms ranging from 1 to 25 years. Certain leases contain purchase and renewal options, impose restrictions upon making certain payments and incurring additional debt, and may provide for rental increases at specified intervals and contingent rents based upon a specified percentage of the gross revenues derived from operating a business at the lease facility. Rental expense for the years ended April 1, 2005, April 2, 2004 and March 28, 2003 was $36.5 million, $31.3 million and $29.3 million, respectively. These amounts included contingent rental expense of $1.1 million, $0.8 and $0.5 million for the years ended April 1, 2005, April 2, 2004 and March 28, 2003, respectively.

      During the years ended April 1, 2005 and April 2, 2004, the Company sold one center for $0.6 million and 13 centers for approximately $10.1 million, respectively, to individual real estate investors and then leased these centers back. These sales have been accounted for as financing transactions and no gain or loss was recorded for any of these sales. The Company will continue to operate the centers that were sold in these transactions.

Future minimum rental commitments at April 1, 2005 for all non-cancelable sale leaseback obligations and operating leases are as follows:
		Operating Leases
	Capitalized Leases	Total – All Centers	Closed Centers Only

	(In thousands)
Fiscal Year:
2006	$1,095	$33,347	$361
2007	1,117	30,903	235
2008	1,119	28,330	116
2009	1,136	25,892	45
2010	1,225	22,512	4
Thereafter	19,820	126,159	—

Total	25,512	$267,143	$761

Less amounts representing interest	14,384

Present value of sale leaseback obligations at April 1, 2005	11,128
Less current portion of sale leaseback obligations	32

	$11,096

      The “Closed Centers Only” column in the table above represents the minimum lease payments in total for all closed centers. The Company has accrued as of April 1, 2005, $0.2 million in exit and closure expenses related to these lease payments. The Company is primarily liable on approximately $0.5 million (included in the $0.8 million closed centers total) for lease assignments already negotiated in connection with certain lease terminations resulting from previously closed centers.

      The net book value of property and building improvements recorded under sale leaseback transactions were as follows:

April 1, 2005

(In thousands)
Land and Land Improvements under sale leaseback obligations	$4,046
Building and Building Improvements under sale leaseback obligations	6,194

10,240
Accumulated Depreciation	(2,137)

Net book value of property and equipment under sale leaseback obligations	$8,103

8. Employee Benefit Plan:

      The Company has a 401(k) Savings and Retirement Plan (the “Plan”) covering substantially all of its full-time employees. The Company matches a portion of employee contributions up to a maximum Company contribution of one percent of compensation. Employees may contribute up to 15 percent of compensation to the Plan. Amounts expensed for the years ended April 1, 2005, April 2, 2004 and March 28, 2003, were $131,000, $129,000 and $116,000, respectively.

9. Option Grants for Consulting Services and Related Party Transactions:

      In July 2000, the Company retained Jacobson Partners, of which Benjamin R. Jacobson, the Company’s Chairman of the Board, is the managing general partner, to provide management and financial consulting services. As part of the consideration paid to, and to add further incentive for such services, Jacobson Partners was granted stock options to purchase 557,275 shares. Jacobson Partners has exercised options totaling 294,117 shares at an exercise price of $8.50 and a cost of $2,500,000. The remaining 263,158 shares expired in July 2002.

      Additionally, Jacobson Partners receives an annual consulting fee in the amount of $250,000, plus reimbursement of reasonable out-of-pocket expenses. In connection with the Tutor Time acquisition, Jacobson Partners was paid an advisory fee consisting of $333,336 and the issuance of 175,438 shares, and options were granted to certain related parties to acquire up to 400,000 shares of the Company’s common stock (see Note 3). Fees incurred for Jacobson Partners (exclusive of out-of-pocket expenses and the Tutor Time fee) were $250,000,

$400,000 and $250,00 for fiscal 2005, 2004 and 2003, respectively, and are included in general and administrative expense in the accompanying Consolidated Statement of Operations.

10. Commitments and Contingencies:

      A subsidiary of the Company is primarily or contingently liable for many of the leases of Tutor Time’s franchisees. In an effort to build its franchisee network, Tutor Time either leased the prospective site for a franchisee, with a subsequent sublease of the site to the franchisee, or provided a lease guarantee to the landlord for the benefit of the franchisee in exchange for a monthly lease guarantee fee payable by the franchisee that is based upon the monthly rent expense of the guaranteed lease. The payments the Company could be required to pay related to leases and guarantees aggregates $71.9 million and $12.8 million, respectively, in case of default by the franchisee. Should the Company be required to make payments under these leases, it may assume obligations for operating the center. Should the center not be economically viable, the Company will make provision for the lease termination at that time. The Company does not anticipate that it will be required to make payments under any of these leases or guarantees, does not believe that any payments are likely and has not recorded any related liability.

      Various legal actions and other claims are pending or could be asserted against the Company including pending claims relating to exposure to mold and other contaminants resulting from the condition of one of the Company’s former centers. In addition, the Company has and will continue to vigorously protect its rights against parties that violate franchise agreements or infringe on its intellectual property rights. Litigation is subject to many uncertainties; the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. Although there is a chance that any unfavorable decision could have a material adverse impact on the Company’s financial position, liquidity and results of operations, it is the opinion of management that the ultimate liability, if any, with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company beyond amounts already accrued.

11. Accounts Receivable:

      Accounts receivable is presented net of an allowance for doubtful accounts. At April 1, 2005 and April 2, 2004, the allowance for doubtful accounts was $0.6 million and $2.0 million, respectively.

12. Drafts Payable:

      Drafts payable represent unfunded checks drawn on zero balance accounts that have not been presented for funding to the Company’s banks. The drafts are funded, without finance charges, as soon as they are presented. At April 1, 2005 and April 2, 2004, the aggregate drafts payable were $4.7 million and $4.5 million, respectively.

13. Exit and Closure Expenses:

      The Company has made provisions for closed center lease obligations and discontinued operations in connection with the closing of under performing centers. For the fiscal years ended April 1, 2005, April 2, 2004 and March 28, 2003 the Company recorded exit and closure expenses of $0.5 million, $0.7 million and $1.4 million, respectively. A summary of the accrual is as follows (in thousands):

	Exit and Closure Expenses and Discontinued Operations Accrual Analysis

	Balance April 2, 2004	Expenses	Cash Payments	Balance April 1, 2005	Expected Costs	Cumulative Costs through April 1, 2005	Number of Centers

Closed center lease obligations	$241	$153	$275	$119	$119	$1,098	3

Discontinued operations lease obligations	207	339	478	68	$68	$58	2

Total	$448	$492	$753	$187	$187	$1,156	5

	Beginning Accrual March 28, 2003	Expenses	Cash Payments	Ending Accrual April 2, 2004

Closed center lease obligations	$951	$251	$961	$241

Discontinued operations lease obligations	319	468	580	207

Total	$1,270	$719	$1,541	$448

	Beginning Accrual March 29, 2002	Expenses	Cash Payments	Ending Accrual March 28, 2003

Continuing operations:
Lease obligations	$755	$1,051	$855	$951
Severance obligations	74	(20)	54	—

Continuing operations total	829	1,031	909	951
Discontinued operations leases obligations	—	386	67	319

Total	$829	$1,417	$976	$1,270

      The liability for the leases on closed centers during fiscal years ended April 1, 2005 and April 2, 2004 has been measured at the fair value, which is determined by the present value of the remaining lease rentals and costs, to the extent that they exceed the reasonably attainable sublease rentals. The exit and closure expenses primarily relate to underperforming centers closed through the end of the year. There are no adjustments to the reserve. All exit and closure expenses are in the Childtime business segment.

14. Discontinued Operations:

      The Consolidated Statements of Operations include discontinued operations of seven centers closed during fiscal 2005, five centers closed during fiscal 2004 and three centers closed during fiscal 2003. Prior year amounts have been reclassified to reflect these changes. A summary of discontinued operations was as follows (in thousands):

	Fiscal Years Ended

	April 1, 2005	April 2, 2004	March 28, 2003

Revenues, net	$2,987	$5,518	$6,422
Operating expenses of Learning Centers	3,013	5,354	6,263

Gross profit (loss)	(26)	164	159
Depreciation and amortization expenses	49	85	78
Gain on sale of centers and vacant land	(773)	—	—
Provision for doubtful accounts	22	76	60
Exit and closure expenses	339	468	386
Goodwill impairment charges	—	—	10
Fixed asset impairment charges	—	—	63
Other non-operating expense	115	1	—

Discontinued operations before income tax	222	(466)	(438)

Income tax provision	68	—	—

Discontinued operations, net of tax	$154	$(466)	$(438)

15. Impairment of Intangible Assets and Long-lived Assets:

      During the second quarter of fiscal 2003, the Company completed the implementation of SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is no longer amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment in accordance with the provisions of SFAS 142. In accordance with its impairment policy, the Company employed a discounted cash flow analysis in conducting its impairment tests as of the beginning of fiscal 2003. The Company completed its impairment test and recorded an impairment loss of $5.0 million (net of a tax benefit of $0.9 million) as a cumulative effect of a change in accounting principle. In addition, as a result of continuing weakening economic conditions, the Company tested for goodwill impairment as of October 11, 2002, and recorded an impairment loss during the second quarter of $4.2 million. During fiscal 2003, the Company incurred an expense of $3.5 million, including $0.1 million in discontinued operations, as a result of a fixed asset impairment evaluation done under SFAS No. 144.

      In accordance with SFAS 142, the Company also employed a discounted cash flow analysis in conducting its impairment tests of goodwill and indefinitely-lived assets impairment at the end of fiscal 2005 and 2004, and found that no further impairment was indicated. The Company will continue to perform such tests in the future and will record an impairment should one be indicated.

      In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company did not amortize goodwill for the fiscal years ended April 1, 2005 and April 2, 2004.

The changes in the carrying amounts of goodwill and other intangible assets for the fiscal years ended April 1, 2005 and April 2, 2004 were as follows (in thousands):

	Balance April 2, 2004	Additions	Disposals	Amortization	Balance April 1, 2005	Useful Life

Goodwill	$17,866	$1,245	$179	$—	$18,932	Indefinite
Franchise Agreements	8,320	—	—	455	7,865	20
Trade Name and Trademarks	3,574	—	—	195	3,379	20
Curriculum	304	—	—	92	212	5
Covenants	—	—	—	—	—	5

Total intangible assets, net	$30,064	$1,245	$179	$742	$30,388

	Balance March 28, 2003	Additions	Disposals	Amortization	Balance April 2, 2004	Useful Life

Goodwill	$17,866	$—	$—	$—	$17,866	Indefinite
Franchise Agreements	8,775	—	—	455	8,320	20
Trade Name and Trademarks	3,770	—	—	196	3,574	20
Curriculum	396	—	—	92	304	5
Covenants	5	—	—	5	—	5

Total intangible assets, net	$30,812	$—	$—	$748	$30,064

      On July 30, 2004, the Company acquired eight Tutor Time centers from a franchisee for $1.3 million, adjusted for certain assets and liabilities, which resulted in an addition to goodwill. On March 31, 2005, the Company sold one Tutor Time center to a third party, which resulted in the disposal of goodwill. Estimated amortization of intangible assets is expected to be approximately $0.7 million for each of the next five years.

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

      Information about the Company’s operating segments are presented below (in thousands):

	Fiscal Years Ended

	April 1, 2005	April 2, 2004	March 28, 2003

Revenues:
Childtime	$145,007	$140,114	$136,130
Tutor Time	59,460	53,385	31,652
Franchise Operations	7,261	6,715	4,293
Revenue associated with the consolidation of VIEs	446	1,249	—

Total	$212,174	$201,463	$172,075

Operating income (loss):
Childtime	$18,153	$17,757	$15,929
Tutor Time	4,362	1,694	(842)
Franchise Operations	7,261	6,715	4,293
Depreciation and amortization	(4,370)	(4,003)	(3,462)
Corporate and other	(20,328)	(20,493)	(26,410)

Total	$5,078	$1,670	$(10,492)

Goodwill:
Childtime	$7,215	$7,215	$7,215
Tutor Time	6,644	5,578	5,578
Franchise Operations	5,073	5,073	5,073

Total	$18,932	$17,866	$17,866

All other assets:
Childtime	$47,498	$46,242	$45,760
Tutor Time	11,380	11,240	9,909
Franchise Operations	9,547	10,164	10,410
Assets associated with the consolidation of VIEs	—	107	—

Total	$68,425	$67,753	$66,079

17. Stock Options:

      In November 1995, the Company adopted the 1995 Stock Incentive Plan for Key Employees (the “Stock Option Plan”). The Stock Option Plan became effective, February 2, 1996, concurrent with the effectiveness of the registration statement relating to the Company’s initial public offering of Common Stock. The aggregate number of shares that may be issued pursuant to the Stock Option Plan, was 300,000 shares. At the 2000 Annual Shareholders Meeting, an amendment was approved increasing the amount of shares available for grant or award by 300,000, bringing the new total to 600,000 shares. Options may be granted, or restricted stock awarded, at the discretion of the Company’s compensation committee from time to time at a range of 75 percent to 110 percent of the market value of the stock on the date on which such option is granted as defined in the Stock Option Plan. Each option granted under the plan shall expire in five to ten years from the date of grant, as defined in the Stock Option Plan. Restrictions on sale or transfer of stock awarded under the Stock Option Plan, if any, range from six months to five years. Vesting requirements are determined by the committee at the time of the grant, provided however, no stock option may be exercisable prior to the expiration of six months from the date of grant unless the participant dies or becomes disabled prior thereto. At the discretion of the committee, vesting may be accelerated upon a change in control of the Company. As of April 1, 2005, there are 136,847 shares available for issuance under the 1995 Stock Option Plan. No compensation expense has been recorded on any employee options, as all options were granted at or above the fair market price. In addition, the Company adopted the Director Stock Option Plan, effective February 2, 1996, providing for annual grants of stock options to non-employee directors to purchase common stock at fair value as of the date of such grant. The aggregate number of shares which may be issued pursuant to the Director Stock Option Plan, is 75,000 shares. Each option grant under the plan shall expire five years from the date of grant. Options vest in full on the first anniversary of the date of grant and 15,000, 15,000 and 7,500 options were granted under the plan during fiscal 2005, 2004 and 2003, respectively. As of April 1, 2005, there are 35,000 shares available for issuance under the Director Stock Option Plan.

      In July 2003, the Company adopted the Childtime Learning Centers, Inc. 2003 Equity Compensation Plan (the “2003 Plan”). The 2003 Plan become effective July 30, 2003, upon its adoption at the Company’s 2003 Annual Meeting of Shareholders. The aggregate number of shares that may be issued pursuant to the 2003 Plan is 1,500,000 shares. The 2003 Plan permits the granting of the following “awards”: (1) stock options, including both nonqualified options (at an exercise price of at least 50% of the market price on the date of grant) and incentive options (at an exercise price of at least 100% of the market price on the date of grant), which may be for any term set by the Company’s compensation committee, (2) stock appreciation rights, which may be granted either in conjunction with a stock option or as an independent right, (3) restricted stock and restricted stock units, (4) performance shares and performance share rights (with the performance goal being established in writing no later than the earlier of 90 days after the start of a performance period or expiration of the first 25% of the performance period and being based on certain business criteria, such as free cash flow, cash flow return on investment, stock price, market price, sales, revenues, earnings per share, return on equity, total shareholder return, costs, net income, working capital, turnover, inventory or receivable turnover and/or margins of the Company), and (5) other awards which are denominated or payable in, valued by reference to, or otherwise based on common stock, including rights to make an outright purchase of unrestricted or restricted stock. As of April 1, 2005, there are 383,600 shares available for issuance under the 2003 Equity Compensation Plan.

      Presented below is a summary of the status of the stock options and performance share rights held by employees of the Company as of April 1, 2005, April 2, 2004 and March 28, 2003:

	April 1, 2005		April 2, 2004		March 28, 2003

Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding at beginning of period	1,323,936	$2.75	464,403	$5.59	350,084	$9.96
Granted	137,000	0.60	1,301,100	1.71	295,000	3.45
Exercised	(400)	1.69	(292,800)	1.44	—	—
Forfeited / expired	(61,683)	7.66	(148,767)	5.07	(180,681)	9.71

Options outstanding at end of period	1,398,853	$2.32	1,323,936	$2.75	464,403	$5.59

Options exercisable	424,973	$3.37	136,191	$6.83	138,570	$10.09

The table below details the exercise prices and weighted average remaining contractual lives of the 1,398,853 employee options outstanding at April 1, 2005:

Exercise Price Range		Options Outstanding	Weighted Average Exercise Price		Remaining Contractual Life (Years)
$—	$—	100,000	$—	(1)	5.2
0.90	0.90	258,600	0.90		4.1
1.55	2.47	696,900	2.22		4.3
3.15	3.50	290,000	3.49		3.9
6.75	7.97	39,620	7.44		1.5
11.81	11.81	13,733	11.81		0.1

(1) Reflects a $0.0 exercise price with respect to performance share rights.

      18. Financial Instrument:

      The Company enters into interest rate swap contracts to manage its exposure to fluctuations in interest rates relating to the revolving line of credit. Swap contracts fix the interest payments of floating rate debt instruments. As of April 1, 2005 and April 2, 2004, contracts representing $5.0 million of notional amount were outstanding with maturity dates of November 2005 and January 2006. These contracts provide for the Company to pay interest at an average fixed rate of 2.98% in return for receiving interest at a floating rate of three month LIBOR, which is reset in three month intervals. The fair value of interest rate swap agreements is subject to changes in value due to changes in interest rates, and the fair value of $(0.0) million and $(0.1) million is included in other current liabilities as of April 1, 2005 and April 2, 2004, respectively. During fiscal 2005, the Company recognized income of $0.1 million as a result of a change in the market value of the outstanding interest rate contracts.

During fiscal 2004, the Company recognized no income or loss as a result of a change in the market value of the outstanding interest rate contracts.

19. Consolidation of Variable Interest Entities:

      During the fourth quarter of 2004 the Company implemented FIN 46R. The Company concluded that some of its franchise arrangements represented variable interest entities (“VIEs”) which were subject to the provisions of FIN 46R. The Company’s variable interest in these entities included royalty fees and in some cases leasing lease guarantees and debt due to the Company from the franchisee. The Company analyzed these franchise agreements and determined that two franchises were entities in which the Company is the primary beneficiary. As a result, these entities were consolidated as of April 2, 2004. During the quarter ended October 15, 2004, the Company acquired the two franchise entities that had previously been consolidated as VIEs. As a result, these entities are not considered VIEs as of April 1, 2005. The following is a summary of the effect of consolidating these entities in 2004.

Fiscal Year Ended April 2, 2004

Revenue, net of elimination of fees of $41,000	$1,208
Cost and minority interest, net of elimination of fees of $41,000	1,208

Net income	$—

Total Assets	$107
Total Liabilities	74

Minority interest	$33

      The Company did not restate prior periods for the above consolidation as there was no cumulative effect on the prior years related to the consolidation during fiscal 2004.

20. Supplemental Cash Flow Information:

	Fiscal Years Ended

	April 1, 2005	April 2, 2004	March 28, 2003

	(In thousands)
Cash payment information:
Interest	$2,239	$3,279	$715
Income taxes	$100	$(1,742)	$(2,357)
Non-cash information:
Stock issued to Jacobson Partners for Tutor Time acquisition costs	$—	$—	$482

      In connection with the acquisition of certain assets, the Company incurred debt of $14.0 million in fiscal 2003. During fiscal 2005, the Company entered into a like-kind exchange transaction, exchanging an owned building for a building previously leased. No gain or loss was recorded on this transaction.

21. Quarterly Data (unaudited): Quarterly financial data for fiscal 2005 and 2004 are summarized as follows in thousands except per share data:

	Quarterly Data

	Fiscal 2005

	12 Weeks Ended April 1, 2005	12 Weeks Ended January 7, 2005	12 Weeks Ended October 15, 2004	16 Weeks Ended July 23, 2004

Revenue	$51,884	$47,713	$47,390	$65,187
Gross profit	$8,859	$6,632	$5,188	$9,098
Net income (loss)	$2,254	$855	$(924)	$957
Income (loss) per share Basic	$0.12	$0.04	$(0.05)	$0.05
Income (loss) per share Diluted	$0.11	$0.04	$(0.05)	$0.05

	Fiscal 2004

	13 Weeks Ended April 2, 2004	12 Weeks Ended January 2, 2004	12 Weeks Ended October 10, 2003	16 Weeks Ended July 18, 2003

Revenue	$52,678	$43,733	$43,899	$61,153
Gross profit	$8,165	$6,052	$4,070	$7,879
Net income (loss)	$1,452	$(552)	$(1,553)	$(270)
Income (loss) per share Basic and Diluted:	$0.07	$(0.02)	$(0.08)	$(0.02)
F-23

LEARNING CARE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Cost and Expenses	Other* Accounts	Deductions	Balance at End of Period

	(In thousands)
Fiscal year ended March 28, 2003, reserve for doubtful accounts claims	$693	$1,802	$6,115	($5,889)	$2,721

Fiscal year ended April 2, 2004, reserve for doubtful accounts claims	$2,721	$1,302	$0	($1,996)	$2,027

Fiscal year ended April 1, 2005, reserve for doubtful accounts claims	$2,027	$1,513	$0	($2,943)	$597

* Other accounts in fiscal 2003, represents amounts associated with the Tutor Time opening balance sheet reserve.
F-24

EXHIBIT INDEX

Exhibit	Description

3.1
Restated Articles of Incorporation of the Registrant, as amended, filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 23, 2004, are incorporated herein by reference.

3.2	Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 19, 2002, are incorporated herein by reference.

4.1
Second Amended and Restated Credit Agreement dated as of November 22, 2004, between Childtime Childcare, Inc. (“Childtime”) and JPMorgan Chase Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 15, 2004, is incorporated herein by reference.

4.2
Indenture dated as of May 16, 2003, between the Registrant and U.S. Bank National Association, as trustee, related to Subordinated Debt Securities, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (filed with the Securities and Exchange Commission on May 20, 2003), is incorporated herein by reference.

4.3
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

10.4
Letter agreement dated July 6, 2000, between the Registrant and Jacobson Partners, regarding management and financial consulting services, filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2001, is incorporated herein by reference.

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

E-1

10.9
Stock Option Agreement, dated as of August 15, 2002, between the Registrant and William D. Davis, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 19, 2002, is incorporated herein by reference.

10.10
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

10.11
Employment Agreement, dated as of September 9, 2003, between the Registrant and Kathryn Winklehaus, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 10, 2003, is incorporated herein by reference.

10.12	2003 Equity Compensation Plan, filed as Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (Registration No. 333-107483), is incorporated herein by reference.

10.13
Amendment to the 2003 Equity Compensation Plan, filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (filed with the Securities and Exchange Commission on August 18, 2004), is incorporated herein by reference.

10.14
Specimen form of Stock Option Agreement with respect to options granted to officers and key employees under the Registrant’s 1995 Stock Incentive Plan for Key Employees, as amended, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 7, 2005, is incorporated herein by reference.

10.15
Specimen form of Stock Option Agreement with respect to options granted to officers and key employees under the Registrant’s 2003 Equity Compensation Plan, as amended, filed as Exhibit 10.2, to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 7, 2005, is incorporated herein by reference.

10.16
Specimen form of Stock Option Agreement with respect to options granted to directors under the Registrant’s 2003 Equity Compensation Plan, as amended, filed as Exhibit 10.3, to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 7, 2005, is incorporated herein by reference.

10.17
Specimen form of Performance Share Rights Agreement with respect to performance share rights granted to executive officers under the Registrant’s 2003 Equity Compensation Plan, as amended, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 7, 2005, is incorporated herein by reference.

14	Code of Business Conduct and Ethics, filed as Exhibit 14 to the Registrant’s Annual Reprot on Form 10-K for the fiscal year ended April 2, 2004.

21	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, dated June 28, 2005.

23.2	Consent of Deloitte & Touche LLP, dated June 29, 2005.

31.1	Rule 13a-14(a) Certification by William D. Davis, President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Frank M. Jerneycic, Treasurer and Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
E-2