Form 10-Q
period 2005-07-22
LEARNING CARE GROUP, INC
filed 2005-09-02
CIK 1003648

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 22, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The number of shares of Registrant’s Common Stock, no par value per share, outstanding at August 30, 2005, was 19,940,010.

LEARNING CARE GROUP, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarterly Period Ended July 22, 2005

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

LEARNING CARE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 22, 2005	April 1, 2005

	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,260	$983
Accounts receivable, net	9,482	9,177
Prepaid expenses and other current assets	3,918	5,611

Total current assets	14,660	15,771

LAND, BUILDINGS AND EQUIPMENT:
Land	9,225	9,225
Buildings	20,294	20,260
Leasehold improvements	15,871	15,055
Vehicles, furniture and equipment	15,382	15,501

	60,772	60,041
Less: accumulated depreciation and amortization	(22,095)	(21,444)

	38,677	38,597

OTHER NONCURRENT ASSETS:
Goodwill, net	18,932	18,932
Intangible assets, net	11,228	11,456
Refundable deposits and other	2,386	2,601

	32,546	32,989

TOTAL ASSETS	$85,883	$87,357

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts and drafts payable	$4,528	$7,303
Accrued wages and benefits	7,464	8,082
Current portion of long-term debt	64	81
Exit and closure expense accrual	230	187
Other current liabilities	11,838	9,473

Total current liabilities	24,124	25,126
LONG-TERM DEBT, NET OF CURRENT PORTION	5,151	7,921
DEFERRED RENT LIABILITY	3,070	2,880
OBLIGATIONS UNDER SALE LEASEBACK TRANSACTIONS	11,082	11,096

Total liabilities	43,427	47,023

SHAREHOLDERS' EQUITY
Common Stock, 40,000,000 shares authorized, no par value; 19,840,010 and
19,839,410 issued and outstanding at July 22, 2005 and April 1, 2005	43,997	43,967
Preferred Stock, 100,000 shares authorized, no par value; no shares issued
or outstanding	—	—
Retained earnings (accumulated deficit)	(1,541)	(3,633)

Total shareholders' equity	42,456	40,334

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$85,883	$87,357

The accompanying footnotes are an integral part of the condensed consolidated financial statements.

LEARNING CARE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	16 Weeks Ended

	July 22, 2005	July 23, 2004

	(In thousands, except per share data)
Revenue from Learning Center Operations	$67,452	$62,598
Revenue from Franchise Operations	2,520	2,335

Total revenue	69,972	64,933
Operating expenses of Learning Centers (exclusive of depreciation and amortization)	58,521	55,830

Gross profit	11,451	9,103

General and administrative expenses	6,686	6,397
Depreciation and amortization expenses	1,367	1,307
Gain on disposal of assets	(41)	(549)
Provision for doubtful accounts	470	259
Exit and closure expenses	65	40

Operating income	2,904	1,649
Interest expense, net	591	642
Other (income), net	(34)	—

Income before income taxes and discontinued operations	2,347	1,007

Income tax provision	164	108

Income before discontinued operations	2,183	899

Discontinued operations, net of taxes	(91)	58

Net income	$2,092	$957

INCOME PER SHARE - BASIC:
Income before discontinued operations	$0.11	$0.05
Discontinued operations, net of taxes	$(0.00)	0.00

Net income	$0.11	$0.05

INCOME PER SHARE - DILUTED:
Income before discontinued operations	$0.10	$0.05
Discontinued operations, net of taxes	(0.00)	0.00

Net income	$0.10	$0.05

Weighted average shares outstanding
Basic	19,840	19,809
Diluted	21,190	20,048

The accompanying footnotes are an integral part of the condensed consolidated financial statements.

LEARNING CARE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	16 Weeks Ended

	July 22, 2005	July 23, 2004

	(In thousands)
OPERATING ACTIVITIES:
Net income	$2,092	$957
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	1,369	1,297
Provision for doubtful accounts	470	280
Stock compensation expense	30	29
Deferred rent liability	190	205
Minority interest in variable interest entities	—	20
Gain on sale of assets	(10)	(610)
Changes in operating assets and liabilities:
Accounts receivable	(775)	(1,592)
Prepaid expenses and other current assets	1,693	(1,426)
Income tax payable	134	—
Accounts payable, accruals and other current liabilities	2,283	3,503
Exit and closure expense accrual	43	(91)

Net cash provided by operating activities	7,519	2,572

INVESTING ACTIVITIES:
Capital spending	(1,286)	(1,691)
Proceeds from sale of assets	75	706
Refunding of deposits and other assets	215	(24)

Net cash used in investing activities	(996)	(1,009)

FINANCING ACTIVITIES:
Net (paydowns) borrowings on revolving line of credit	(2,745)	2,919
Repayments under long-term debt	(42)	(2,383)
Reduction of drafts payable	(3,459)	(3,004)

Net cash used in financing activities	(6,246)	(2,468)

Net increase (decrease) in cash and cash equivalents	277	(905)
Cash and cash equivalents, beginning of year	983	1,377

Cash and cash equivalents, end of period	$1,260	$472

The accompanying footnotes are an integral part of the condensed consolidated financial statements.

LEARNING CARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS

Learning Care Group, Inc. conducts business through its wholly-owned subsidiaries, Childtime Childcare, Inc. and Tutor Time Learning Centers, L.L.C. (collectively, the “Company”). The Company and its predecessors began operations in 1967. The Company operates in three business segments: Childtime Learning Centers, Tutor Time Learning Centers and Franchise Operations. The Company provides center-based educational services and child care to children between the ages of six weeks and 12 years under two distinct brand identities: Childtime Learning Centers (“Childtime”) and Tutor Time Childcare Learning Centers (“Tutor Time”). As of July 22, 2005, the Company operated or franchised a total of 460 centers system-wide under three major lines of business and had system-wide licensed capacity to serve over 69,000 children. The Company’s three lines of business are:

•	Childtime Learning Centers: 259 centers operated by the Company, consisting of:

—	253 Childtime centers and

—	6 Childtime-branded centers operated for third parties;

•	Tutor Time Learning Centers: 69 Tutor Time centers operated by the Company; and

•	Tutor Time Franchise Operations: royalties and other fees received from 132 franchised Tutor Time centers.

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

Tutor Time franchise centers are also predominantly located in the U.S., with 121 centers operating in 15 states. An additional 11 centers are operated in Hong Kong, Indonesia, and the Philippines, mostly under master franchise agreements. The Company is currently the primary obligor or guarantor on leases for 49 of its franchise centers.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Learning Care Group, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared by the Company in accordance with the accounting policies described in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 1, 2005, and should be read in conjunction with the notes thereto.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of July 22, 2005, and the results of its operations and cash flows for the periods ended July 22, 2005 and July 23, 2004, respectively, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with generally accepted accounting principles requires management to render estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Friday closest to March 31. For fiscal year 2006 and 2005, the first quarters contained 16 weeks, and the fiscal years contain 52 weeks.

Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and continues to measure compensation cost using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Had stock option compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology of SFAS No. 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	16 Weeks Ended

	July 22, 2005	July 23, 2004

Net income As reported	$2,092	$957
Pro forma	$1,972	$893

Net income per share - Basic
As reported	$0.11	$0.05
Pro forma	$0.10	$0.04

Net income per share - Diluted
As reported	$0.10	$0.05
Pro forma	$0.09	$0.04

Weighted average fair value of options granted during
the year	$3.31	$1.22

The fair value of the options used to compute pro forma net income and net income per share is the estimated present value at grant date using the “Black-Scholes” option-pricing model with the following weighted average assumptions for the 16 weeks ended July 22, 2005 and July 23, 2004, respectively: no dividend yield; expected volatility of 100.0 and 78.4 percent; risk free interest rate of 4.1 and 3.4 percent; and expected holding periods of 5.0 years.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable is presented net of an allowance for doubtful accounts. At July 22, 2005 and April 1, 2005, the allowance for doubtful accounts was $0.7 million and $0.6 million, respectively.

NOTE 4 – DRAFTS PAYABLE

Drafts payable represent unfunded checks drawn on zero balance accounts that have not been presented for funding to the Company’s banks. The drafts are funded, without finance charges, as soon as they are presented. At July 22, 2005 and April 1, 2005, the aggregate drafts payable were $1.3 million and $4.7 million, respectively.

NOTE 5 – COMMITMENTS & CONTINGENCIES

A subsidiary of the Company is primarily or contingently liable for many of the leases of Tutor Time’s franchisees. In an effort to build its franchisee network, Tutor Time either leased the prospective site for a franchisee, with a subsequent sublease of the site to the franchisee, or provided a lease guarantee to the landlord for the benefit of the franchisee in exchange for a monthly lease guarantee fee payable by the franchisee that is based upon the monthly rent expense of the guaranteed lease. The payments the Company could be required to pay related to leases and guarantees aggregate $69.7 million and $12.3 million, respectively, in case of default by the franchisee. Should the Company be required to make payments under these leases, it may assume obligations for operating the center. Should the center not be economically viable, the Company will make provision for the lease termination at that time. The Company does not not anticipate that it will be required to make payments under any of these lease arrangements, does not believe that any payments are likely and has not recorded any related liability.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

In July 2000, the Company retained Jacobson Partners, of which Benjamin R. Jacobson, the Company’s Chairman of the Board, is the managing general partner, to provide management and financial consulting services. Total consulting fees incurred for Jacobson Partners were $77,000 and $77,000 for the 16 weeks ended July 22, 2005 and July 23, 2004, respectively, and are included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

NOTE 7 – INCOME TAXES

During first quarter 2006, an income tax provision of $0.2 million was recorded on income before income taxes and discontinued operations of $2.3 million, compared to an income tax provision of $0.1 million on income before income taxes and discontinued operations of $1.0 million for the same period last year. Income tax expense for first quarters 2006 and 2005 varied from the U.S. statutory rate of 34% due primarily to the utilization of net operating loss carryforwards for which a valuation allowance has been recorded.

NOTE 8 – NET INCOME PER SHARE

For the 16 weeks ended July 22, 2005 and July 23, 2004, basic income per share has been calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. The calculation of basic and diluted shares is as follows (in thousands):

	Calculation on Incremental Shares 16 Weeks Ended

	July 22, 2005	July 23, 2004

Basic Shares (based on weighted average)	19,840	19,809

Stock Options (1)	1,350	239

Diluted Shares	21,190	20,048

(1) For the 16 weeks ended July 22, 2005 and July 23, 2004, the above calculation does not include 819,677 and 1,187,203 shares, respectively, issuable from stock options that have the potential to dilute earnings per share in the future. These shares were not included in the above calculation of diluted shares because to do so would have been antidilutive.

NOTE 9 – EXIT AND CLOSURE EXPENSES AND DISCONTINUED OPERATIONS

The Company has made provisions for closed center lease obligations and discontinued operations in connection with the closing of under-performing centers. A summary of the accrual and related expenses is as follows (in thousands):

	Exit and Closure Expenses and Discontinued Operations Accrual Analysis

	Balance April 1, 2005	Expenses	Adjustments	Cash Payments	Balance July 22, 2005	Expected Costs	Cumulative Costs through July 22, 2005	Number of Centers

Closed center lease obligations	$119	$17	$50	$5	$181	$181	$1,185	3

Discontinued operations lease obligations	68	—	—	19	$49	$49	$58	2

Total	$187	$17	$50	$24	$230	$230	$1,243	5

The liability for the leases on closed centers during the 16 weeks ended July 22, 2005 and July 23, 2004 has been measured at the fair value, which is determined by the present value of the remaining lease rentals and costs, to the extent that they exceed the reasonably attainable sublease rentals. The exit and closure expenses primarily relate to underperforming centers closed through the end of the 16 weeks ended July 22, 2005. There were $50,000 in adjustments to the reserve during first quarter 2006. There were no adjustments to the reserve for first quarter 2005. All exit and closure expenses are in the Childtime business segment.

A summary of discontinued operations is as follows (in thousands):

	16 Weeks Ended

	July 22, 2005	July 23, 2004

Revenues, net	$27	$1,658
Operating expenses of Learning Centers	90	1,472

Gross profit (loss)	(63)	186
Depreciation and amortization expenses	2	41
Loss on disposal of assets	31	—
Provision for doubtful accounts	1	21
Exit and closure expenses	—	64
Other non-operating expense	—	2

Discontinued operations before income tax	(97)	58

Income tax provision	(6)	—

Discontinued operations, net of tax	$(91)	$58

NOTE 10 – INTANGIBLE ASSETS AND GOODWILL

The changes in the carrying amounts of goodwill and other intangible assets for the 16 weeks ended July 22, 2005 were as follows (in thousands):

	Balance April 1, 2005	Additions	Disposals	Amortization	Balance July 22, 2005	Useful Life

Goodwill, net	$18,932	$—	$—	$—	$18,932	Indefinite

Franchise Agreements	7,865	—	—	140	7,725	20
Trade Name and Trademarks	3,379	—	—	60	3,319	20
Curriculum	212	—	—	28	184	5

Intangible assets, net	11,456	—	—	228	11,228

Total goodwill and intangible assets, net	$30,388	$—	$—	$228	$30,160

Estimated amortization of intangible assets is expected to be $0.7 million for fiscal 2006 and approximately $0.7 million annually for the next four years.

NOTE 11 – SEGMENT INFORMATION

The Company has three reportable segments: Childtime, Tutor Time and Franchise Operations. Childtime operates childcare centers primarily under the Childtime Learning Centers brand name, Tutor Time operates childcare centers under the Tutor Time brand name, and Franchise Operations licenses and provides developmental and administrative support to franchisees operating under the Tutor Time brand name. The accounting polices of the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are reported separately because the Company’s chief operating decision maker uses the segment information in determining the allocation of resources among segments and appraising the performance of the segments.

Information about the Company’s operating segments are presented below (in thousands):

	16 Weeks Ended

	July 22, 2005	July 23, 2004

Revenues:
Childtime	$47,350	$44,690
Tutor Time	20,102	17,463
Franchise Operations	2,520	2,335
Revenue associated with the consolidation of VIEs	—	446

Total	$69,972	$64,933

Operating income (loss):
Childtime	$7,024	$5,616
Tutor Time	1,907	1,152
Franchise Operations	2,520	2,335
Depreciation and amortization	(1,367)	(1,307)
Corporate and other	(7,180)	(6,147)

Total	$2,904	$1,649

Goodwill:
Childtime	$7,215	$7,215
Tutor Time	6,644	5,578
Franchise Operations	5,073	5,073

Total	$18,932	$17,866

All other assets:
Childtime	$47,309	$48,408
Tutor Time	10,322	11,290
Franchise Operations	9,320	10,104
Assets associated with the consolidation of VIEs	—	107

Total	$66,951	$69,909

NOTE 12 – FINANCIAL INSTRUMENTS

The Company has entered into interest rate swap contracts to manage its exposure to fluctuations in interest rates relating to the revolving line of credit. Swap contracts fix the interest payments of floating rate debt instruments. As of July 22, 2005 and July 23, 2004, contracts representing $5.0 million of notional amount were outstanding with maturity dates of November 2005 and January 2006. These contracts provide for the Company to pay interest at an average fixed rate of 2.98% in return for receiving interest at a floating rate of three month LIBOR, which is reset in three month intervals. The fair value of interest rate swap agreements is subject to changes in value due to changes in interest rates, and the fair value of ($15,000) is included in prepaid expenses and other current assets as of July 22, 2005 and $34,000 is included in other current liabilities as of July 23, 2004.

NOTE 13 – NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123 (Revised 2004), Share-Based Payment. This standard requires expensing of stock options and other share-based payments and supersedes SFAS 123, Accounting for Stock-Based Compensation, and APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance that had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard, together with a new rule adopted by the Securities and Exchange Commission in April 2005, is effective for the Company’s first fiscal period beginning on or after June 15, 2005. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors. The Company is currently evaluating the expected impact that the adoption of SFAS 123R will have on results of operations and cash flows in the future.

NOTE 14 – CONSOLIDATION OF VARIABLE INTEREST ENTITIES:

During the fourth quarter of 2004, the Company implemented FIN 46R. The Company concluded that some of its franchise arrangements represented variable interest entities (“VIEs”) which were subject to the provisions of FIN 46R. The Company’s variable interest in these entities included royalty fees and in some cases lease guarantees and debt due to the Company from the franchisee. The Company analyzed these franchise agreements and determined that two franchises were entities in which the Company was the primary beneficiary. As a result, these entities were consolidated as of April 2, 2004. During the quarter ended October 15, 2004, the Company acquired the two franchise entities that had previously been consolidated as VIEs. As a result, these entities are not considered VIEs as of July 22, 2005. The following is a summary of the effect of consolidating these entities in first quarter 2005.

16 Weeks Ended July 23, 2004

Revenue, net of elimination of fees of $23,000	$423
Cost and minority interest, net of elimination of fees of $23,000	423

Net income	$—

Total Assets	$107
Total Liabilities	54

Minority interest	$53

NOTE 15 – SUBSEQUENT EVENT

On August 2, 2005, the Company amended its Second Amended and Restated Credit Agreement to, among other things, increase the amount of the credit facility from $17.5 million to $22.5 million and permit optional redemption of all of the Company’s 15% Subordinated Notes due 2008 in the principal amount of $3.5 million. On September 1, 2005, the Company redeemed the entire $3.5 million balance on the Subordinated Notes, plus interest, primarily using borrowings under the Second Amended and Restated Credit Agreement.

ITEM 2. Management’s Discussion and Analysis

GENERAL

The information presented herein refers to the 16 weeks (first quarter 2006) ended July 22, 2005, compared to the 16 weeks (first quarter 2005) ended July 23, 2004.

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

During first quarter 2006, the Company closed three Learning Centers. During first quarter 2005, the Company closed three Learning Centers and sold two additional Learning Centers to franchisees.

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

RESULTS OF OPERATIONS

	16 Weeks Ended July 22, 2005	Percent of Revenues	16 Weeks Ended July 23, 2004	Percent of Revenues	Change Amount (in Dollars)

	(Dollars in Thousands)

Revenue from Learning Center Operations	$67,452	96.4%	$62,598	96.4%	$4,854
Revenue from Franchise Operations	2,520	3.6%	2,335	3.6%	185

Total revenue	69,972	100.0%	64,933	100.0%	5,039
Operating expenses of Learning Centers	58,521	83.6%	55,830	86.0%	2,691

Gross profit	11,451	16.4%	9,103	14.0%	2,348
General and administrative expenses	6,686	9.5%	6,397	9.9%	289
Depreciation and amortization expenses	1,367	2.0%	1,307	2.0%	60
Gain on sale of centers and vacant land	(41)	-0.1%	(549)	-0.9%	508
Provision for doubtful accounts	470	0.7%	259	0.4%	211
Exit and closure expenses	65	0.1%	40	0.1%	25

OPERATING INCOME	$2,904	4.2%	$1,649	2.5%	$1,255

Total revenue. Total revenue for first quarter 2006 increased $5.0 million, or 7.8%, from the same period last year to $70.0 million. Learning Center revenues increased $4.9 million, or 7.8%, with comparable center revenues (centers opened 18 months or longer) increasing 6.0%. Of this increase, approximately 3% was a result of average tuition rate increases and approximately 3% was a result of enrollment increases. Childtime Learning Centers revenues increased $2.7 million, or 6.0%, with comparable Childtime center revenues increasing 6.1%. Tutor Time Learning Centers revenues increased $2.6 million, or 15.1%, with $2.3 million resulting from centers acquired during second quarter 2005. Comparable Tutor Time center revenues increased 5.8%. These increases were offset by a decrease in revenue attributable to the consolidation of two franchise arrangements considered variable interest entities (VIEs as discussed in Note 14 of the Notes to Condensed Consolidated Financial Statements (unaudited) included in this report under Item 1) of $0.4 million. There were no VIEs in first quarter 2006. Franchise Operations revenues, which consisted primarily of royalties, increased $0.2 million, or 7.9%, with comparable franchisee revenues increasing 11.1%.

Operating expenses of Learning Centers. Operating expenses for first quarter 2006 increased $2.7 million, or 4.8%, from the same period last year to $58.5 million. The increase was a result of an increase in personnel expense ($1.7 million), which increased with centers acquired, higher enrollments and general wage increases; an increase in occupancy expense ($0.7 million), which was a result of rent on acquired and new center openings, and increased insurance and other occupancy costs for existing centers; an increase in center level operating expenses ($0.7 million), which increased with centers acquired, higher enrollments and increased costs from center maintenance improvements, food, transportation and utility expenses; offset by a decrease in operating expenses associated with the VIEs ($0.4 million). Operating expenses as a percentage of net revenue decreased to 83.6% for first quarter 2006, from 86.0% in the same period last year. This decrease is a result of a decrease in personnel expenses as a percentage of net revenue, resulting from increased revenues and improved labor efficiencies, a decrease in center level operating expenses as a percentage of net revenue, resulting from primarily improved food costs, and a decrease in occupancy costs as a percentage of net revenue, resulting from increased revenues.

Gross profit. Gross profit for first quarter 2006 increased $2.3 million, or 25.8%, from the same period last year to $11.5 million. This increase consisted of a $2.1 million increase in Learning Center Operations gross profit and a $0.2 million increase in Franchise Operations gross profit. Gross profit percentages for first quarter 2006 by segment were 14.8% for Childtime centers (as compared to 12.5% for 2005), 9.5% for Tutor Time centers (as compared to 6.6% for 2005) and 100% for Franchise Operations for both years. The first quarter gross profit and gross profit percentage changes were a result of the changes in operating expenses described above.

General and administrative expenses. General and administrative expenses for first quarter 2006 increased $0.3 million, or 4.5%, from the same period last year to $6.7 million. The increase was a result of increased support staff and general wage increases. General and administrative expenses as a percentage of net revenue decreased to 9.6%

for first quarter 2006 from 9.9% in the same period last year, due to the greater rate of increase in net revenue for the current period.

Depreciation and amortization expense. Depreciation and amortization expense for first quarter 2006 increased $0.1 million, or 4.6%, from the same period last year to $1.4 million. Depreciation and amortization expense as a percentage of net revenue remained unchanged at 2.0%.

Gain on sale of centers. Gain on sale of centers in first quarter 2005 was a result of the sale under a franchise agreement of two Tutor Time centers to an existing franchisee. There was no similar transaction during the first quarter 2006.

Provision for doubtful accounts. Provision for doubtful accounts for first quarter 2006 increased $0.2 million from the same period last year to $0.5 million. The increase was a result of increased revenues and less favorable collection experience.

Exit and closure expenses. Exit and closure expenses for first quarter 2006 relate to estimated costs to repair closed centers to the landlords’ standards upon termination of the leases, and remained constant at $0.1 million from first quarter 2005.

Interest expense. Interest expense for first quarter 2006 was $0.6 million, substantially unchanged from the same period last year.

Income tax provision. Income tax provision for first quarter 2006 of $0.2 million was recorded on income before income taxes and discontinued operations of $2.3 million, compared to an income tax provision of $0.1 million on income before income taxes and discontinued operations of $1.0 million for the same period last year. Income tax expense for first quarters 2006 and 2005 varied from the U.S. statutory rate of 34% due primarily to the utilization of net operating loss carryforwards for which a valuation allowance has been recorded.

Discontinued operations, net of taxes. Discontinued operations, net of taxes, for first quarter 2006 was a loss of ($0.1 million), compared to income of $0.1 million for the same period last year. Centers closed during first quarter 2005 generated positive operating results. Centers closed during first quarter 2006 generated negative operating results.

Net income. As a result of the foregoing changes, net income increased to $2.1 million for first quarter 2006, compared to net income of $1.0 million for the same period last year.

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

The Company has a credit agreement which provides a $17.5 million revolving line of credit that will mature on July 31, 2006. It is collateralized by the Company’s receivables, equipment and real estate, with interest payable at a variable rate, at the Company’s option, based on either the prime rate or the Eurodollar rate. There were outstanding borrowings of $1.6 million at July 22, 2005, and outstanding borrowings of $4.3 million at April 1, 2005. Outstanding letters of credit of $4.7 million at July 22, 2005, and $3.4 million at April 1, 2005, reduced the availability under the line of credit. As of July 22, 2005 and April 1, 2005, unused amounts available for borrowing under this line of credit were $11.2 million and $9.8 million, respectively.

On August 2, 2005, the Company amended its credit agreement to, among other things, increase the amount of the credit facility from $17.5 million to $22.5 million and permit optional redemption of all of the Company’s 15% Subordinated Notes due 2008 in the principal amount of $3.5 million. On September 1, 2005, the Company redeemed the entire $3.5 million balance on the Subordinated Notes, plus interest, using primarily borrowings under the credit agreement.

Under this agreement, the Company is required to maintain certain financial ratios and other financial conditions. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets and transactions with affiliates. The Company was in compliance with the agreement as of July 22, 2005.

Net cash provided by operating activities was $7.5 million for first quarter 2006, compared to $2.6 million for the same period last year. During first quarter 2006, cash used in financing activities totaled $6.2 million and consisted primarily of net payments on the revolving line of credit of $2.7 million and reductions in drafts payable of $3.5 million. During first quarter 2005, cash used in financing activities totaled $2.5 million and consisted primarily of repayments under long-term debt of $2.4 million and reductions in drafts payable of $3.0 million, offset by net borrowings on the revolving line of credit of $2.9 million. Cash used in investing activities totaled $1.0 million for the first quarter 2006, of which $1.3 million was used for capital spending which was partially offset by $0.2 million of refunds of security deposits. Cash used in investing activities totaled $1.0 million for the first quarter 2005, of which $1.7 million was used for capital spending which was partially offset by $0.7 million of proceeds from asset sales.

The Company has entered into interest rate swap contracts to manage its exposure to fluctuations in interest rates relating to the revolving line of credit. Swap contracts fix the interest payments of floating rate debt instruments. As of July 22, 2005, contracts representing $5.0 million of notional amount were outstanding with maturity dates of November 2005 and January 2006. These contracts provide for the Company to pay interest at an average fixed rate of 2.98% in return for receiving interest at a floating rate of three month LIBOR, which is reset in three month intervals. The fair value of interest rate swap agreements is subject to changes in value due to changes in interest rates. During first quarter 2006, the market value of the outstanding interest rate contracts was substantially unchanged. During first quarter 2005, the market value of the outstanding interest rate contracts increased $0.1 million.

Contractual Obligations and Commitments

A subsidiary of the Company is primarily or contingently liable for many of the leases of Tutor Time’s franchisees. In an effort to build its franchisee network, Tutor Time either leased the prospective site for a franchisee, with a subsequent sublease of the site to the franchisee, or provided a lease guarantee to the landlord for the benefit of the franchisee in exchange for a monthly lease guarantee fee payable by the franchisee that is based upon the monthly rent expense of the guaranteed lease. The payments the Company could be required to pay related to leases and guarantees aggregate $69.7 million and $12.3 million, respectively, in case of default by the franchisee. Should the Company be required to make payments under these leases, it may assume obligations for operating the center. Should the center not be economically viable, the Company will make provision for the lease termination at that time. The Company does not not anticipate that it will be required to make payments under any of these lease arrangements, does not believe that any payments are likely and has not recorded any related liability.

At July 22, 2005, aggregate potential payments on leases and guarantees over the next five fiscal years and thereafter are as follows:

	Total	Less Than 1 Year	2 to 3 Years	4 to 5 Years	After 5 Years

	(In thousands)
Franchise Lease Guarantees	$12,338	$1,047	$2,115	$1,894	$7,282
Franchise Lease Commitments	69,686	6,586	12,784	11,887	38,429

Total	$82,024	$7,633	$14,899	$13,781	$45,711

At July 22, 2005, aggregate principal payments on short and long-term debt over the next five fiscal years and thereafter are as follows:

	Total	Less Than 1 Year	2 to 3 Years	4 to 5 Years	After 5 Years

	(In thousands)
Short-term debt	$64	$64	$—	$—	$—
Long-term debt	5,151	—	5,151	—	—

Total	$5,215	$64	$5,151	$—	$—

Related Party Transactions

For information regarding related party transactions, see the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2005 (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions”).

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

For a description of the Company’s significant accounting policies, see Note 2, “Summary of Significant Accounting Policies”, of the Notes to Condensed Consolidated Financial Statements (unaudited) included in this Report under Item 1. For a more complete description, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2005.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123 (Revised 2004), Share-Based Payment. This standard requires expensing of stock options and other share-based payments and supersedes SFAS 123, Accounting for Stock-Based Compensation, and APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance that had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard, together with a new rule adopted by the Securities and Exchange Commission in April 2005, is effective for the Company’s fiscal year ending March 30, 2007 and will apply to all awards granted, modified, cancelled or repurchased after that date. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors. The Company is currently evaluating the expected impact that the adoption of SFAS 123R will have on results of operations and cash flows in the future.

Wage Increases

Expenses for center-level salaries, wages and benefits represented approximately 49% of net revenues for first quarter 2006, as compared to approximately 51% of net revenues in first quarter 2005. Management believes that, through increases in tuition rates, the Company can offset any future center-level wage increases caused by adjustments to the federal, state or county minimum wage rates, labor issues or other market adjustments. However, no assurance can be given that rates can be increased sufficiently to cover such increased costs. The Company continually evaluates its wage structure and may implement changes at targeted local levels.

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, ability to hire, train and retain qualified personnel, continuation of federal and state assistance programs, projected exit and closure expenses, pricing, competition, insurability, demand for childcare and general economic conditions. Accordingly, actual results could differ materially from those projected in such forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

Market risk represents the risk of loss that may impact the Company’s consolidated financial position, results of operations or cash flow. The Company is exposed to market risk due to changes in interest rates and foreign currency exchange rates.

Interest Rates. The Company has exposure to market risk for changes in interest rates related to its debt obligations. The Company does not have cash flow exposure due to rate changes on its 15% Subordinated Notes in the amount of $3.5 million as of July 22, 2005. The Company has cash flow exposure on the revolving line of credit, with an outstanding balance of $1.6 million, and its notes payable, with an outstanding balance of $0.1 million, each as of July 22, 2005. These exposures have been temporarily offset by the Company entering into $5.0 million notional amount of interest rate swap contracts. Accordingly, a 2% (200 basis points) change in the LIBOR rate or the prime rate would have resulted in interest expense changing by less than $0.1 million for first quarter 2006.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting during the fiscal quarter ended July 22, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEMS 2 through 4 are not applicable.

ITEM 5. Other Information

a)	On August 23, 2005, members of the Compensation Committee of the Board of Directors of the Company, other than the Chairperson, authorized the payment, as of January 1, 2005, of additional fees to the Chairperson of the Compensation Committee of $5,000 per year, payable in quarterly installments of $1,250, in recognition of the additional time and attention necessary to fulfill the responsibilities of such position.

b)	Not applicable.

ITEM 6. Exhibits

10.0	Compensation of Board of Directors

31.1	Rule 13a-14(a) Certification by William D. Davis, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Frank M. Jerneycic, Treasurer and Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 1, 2005	LEARNING CARE GROUP, INC. (REGISTRANT) By: /s/ Frank M. Jerneycic —————————————————— Frank M. Jerneycic Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.0	Compensation of Board of Directors

31.1	Rule 13a-14(a) Certification by William D. Davis, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Frank M. Jerneycic, Treasurer and Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002