Form 10-Q
period 2005-10-14
LEARNING CARE GROUP, INC
filed 2005-11-28
CIK 1003648

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 14, 2005

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Registrant’s Common Stock, no par value per share, outstanding at November 10, 2005, was 20,124,989.

LEARNING CARE GROUP, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarterly Period Ended October 14, 2005

2

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

LEARNING CARE GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	October 14, 2005	April 1, 2005

	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$673	$983
Accounts receivable, net	10,460	9,177
Prepaid expenses and other current assets	4,678	5,611

Total current assets	15,811	15,771

LAND, BUILDINGS AND EQUIPMENT:
Land	9,225	9,225
Buildings	20,394	20,260
Leasehold improvements	17,505	15,055
Vehicles, furniture and equipment	15,722	15,501

	62,846	60,041
Less: accumulated depreciation and amortization	(22,852)	(21,444)

	39,994	38,597

OTHER NONCURRENT ASSETS:
Goodwill, net	19,109	18,932
Intangible assets, net	11,059	11,456
Refundable deposits and other	1,623	2,601

	31,791	32,989

TOTAL ASSETS	$87,596	$87,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts and drafts payable	$5,204	$7,303
Accrued wages and benefits	7,679	8,082
Current portion of long-term debt	64	81
Exit and closure expense accrual	222	187
Other current liabilities	11,603	9,473

Total current liabilities	24,772	25,126
LONG-TERM DEBT, NET OF CURRENT PORTION	6,546	7,921
DEFERRED RENT LIABILITY	3,203	2,880
OBLIGATIONS UNDER SALE LEASEBACK TRANSACTIONS	11,068	11,096

Total liabilities	45,589	47,023

SHAREHOLDERS’ EQUITY
Common Stock, 40,000,000 shares authorized, no par value; 20,124,589 and 19,839,410 issued and outstanding at October 14, 2005 and April 1, 2005	44,767	43,967
Preferred Stock, 100,000 shares authorized, no par value; no shares issued or outstanding	—	—
Retained earnings (accumulated deficit)	(2,760)	(3,633)

Total shareholders’ equity	42,007	40,334

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$87,596	$87,357

The accompanying footnotes are an integral part of the condensed consolidated financial statements.
3

LEARNING CARE GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	12 Weeks Ended		28 Weeks Ended

	October 14, 2005	October 15, 2004	October 14, 2005	October 15, 2004

	(In thousands, except per share data)

Revenue from Learning Center Operations	$48,662	$45,367	$115,711	$107,621
Revenue from Franchise Operations	1,780	1,540	4,300	3,874

Total revenue	50,442	46,907	120,011	111,495
Operating expenses of Learning Centers (exclusive of depreciation and amortization)	44,219	41,719	102,338	97,162

Gross profit	6,223	5,188	17,673	14,333

General and administrative expenses	5,831	4,239	12,518	10,636
Depreciation and amortization expenses	1,040	933	2,404	2,260
Loss/(gain) on disposal of assets	66	(144)	25	(713)
Provision for doubtful accounts	366	564	818	821
Exit and closure expenses	28	32	93	136

Operating income (loss)	(1,108)	(436)	1,815	1,193
Interest expense, net	410	520	1,001	1,202
Other expense (income), net	(15)	1	(49)	(37)

Income (loss) before income taxes and discontinued operations	(1,503)	(957)	863	28

Income tax provision (benefit)	(100)	(54)	64	54

Income (loss) before discontinued operations	(1,403)	(903)	799	(26)

Discontinued operations, net of taxes	185	(21)	74	59

Net income (loss)	$(1,218)	$(924)	$873	$33

INCOME (LOSS) PER SHARE - BASIC:
Income (loss) before discontinued operations	$(0.07)	$(0.05)	$0.04	$(0.00)
Discontinued operations, net of taxes	$0.01	(0.00)	$0.00	$0.00

Net income (loss)	$(0.06)	$(0.05)	$0.04	$0.00

INCOME (LOSS) PER SHARE - DILUTED:
Income (loss) before discontinued operations	$(0.07)	$(0.05)	$0.04	$(0.00)
Discontinued operations, net of taxes	0.01	(0.00)	0.00	0.00

Net income (loss)	$(0.06)	$(0.05)	$0.04	$0.00

Weighted average shares outstanding
Basic	19,974	19,812	19,897	19,810
Diluted	21,763	19,812	21,245	20,822

The accompanying footnotes are an integral part of the condensed consolidated financial statements.
4

LEARNING CARE GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	28 Weeks Ended

	October 14, 2005	October 15, 2004

	(In thousands)
OPERATING ACTIVITIES:

Net income	$873	$33
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,409	2,304
Provision for doubtful accounts	818	838
Stock compensation expense	749	44
Deferred rent liability	323	533
Minority interest in variable interest entities	—	(33)
Gain on sale of assets	(166)	(664)
Changes in operating assets and liabilities:
Accounts receivable	(1,401)	(1,614)
Prepaid expenses and other current assets	931	151
Income tax payable	(347)	—
Accounts payable, accruals and other current liabilities	2,971	640
Exit and closure expense accrual	35	(234)

Net cash provided by operating activities	7,195	1,998

INVESTING ACTIVITIES:
Acquisiton of centers	(177)	(314)
Capital spending	(3,592)	(2,845)
Proceeds from sale of assets	351	761
Refunding of deposits and other assets	278	(26)

Net cash used in investing activities	(3,140)	(2,424)

FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	2,166	3,785
Repayments under long-term debt	(3,558)	(2,507)
Reduction of drafts payable	(3,024)	(2,042)
Issuance of common shares (net of issuance costs)	51	16

Net cash used in financing activities	(4,365)	(748)

Net increase (decrease) in cash and cash equivalents	(310)	(1,174)
Cash and cash equivalents, beginning of year	983	1,377

Cash and cash equivalents, end of period	$673	$203

The accompanying footnotes are an integral part of the condensed consolidated financial statements.
5

LEARNING CARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS

Learning Care Group, Inc. conducts business through its wholly-owned subsidiaries, Childtime Childcare, Inc. and Tutor Time Learning Centers, L.L.C. (collectively, the “Company”). The Company and its predecessors began operations in 1967. The Company operates in three business segments: Childtime Learning Centers, Tutor Time Learning Centers and Franchise Operations. The Company provides center-based educational services and child care to children between the ages of six weeks and 12 years under two distinct brand identities: Childtime Learning Centers (“Childtime”) and Tutor Time Childcare Learning Centers (“Tutor Time”). As of October 14, 2005, the Company operated or franchised a total of 457 centers system-wide under three major lines of business and had system-wide licensed capacity to serve over 69,000 children. The Company’s three lines of business are:

•	Childtime Learning Centers: 256 centers operated by the Company, consisting of:

— 250 Childtime centers and

— 6 Childtime-branded centers operated for third parties;

•	Tutor Time Learning Centers: 70 Tutor Time centers operated by the Company; and

•	Tutor Time Franchise Operations: royalties and other fees received from 131 franchised Tutor Time centers.

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

Tutor Time franchise centers are also predominantly located in the U.S., with 118 centers operating in 14 states. An additional 13 centers are operated in Hong Kong, Indonesia, Portugal, and the Philippines, mostly under master franchise agreements. The Company is currently the primary obligor or guarantor on leases for 47 of its franchise centers.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of October 14, 2005, and the results of its operations and cash flows for the periods ended October 14, 2005 and October 15, 2004, respectively, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Friday closest to March 31. For fiscal year 2006 and 2005, the second quarters contained 12 weeks, and the fiscal years contain 52 weeks.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued FAS 123(R). FAS 123(R) is a revision of FAS No. 123, as amended, Accounting for Stock-Based Compensation (“FAS 123”), and supersedes Accounting Principles Board Opinion 25 (“APB 25”). FAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in FAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options. FAS 123(R) requires that the cost resulting from all stock-based payment transactions be recognized in the financial statements. FAS 123(R) establishes fair value as the measurement objective in accounting for stock-based payment arrangements and requires all companies to apply a fair-value based measurement in accounting for all stock-based payment transactions.

On July 23, 2005 (the first day of its fiscal 2006 second quarter), the Company adopted FAS 123(R). While FAS 123(R) is not effective until the first annual reporting period that begins after June 15, 2005, the Company elected to adopt before the required effective date. The Company adopted FAS 123(R) using a modified prospective application, as permitted under FAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Before the adoption of FAS 123(R), the Company applied APB 25 to account for stock-based awards. Under APB 25, the Company only recorded stock-based compensation expense for $0.3 million. In accordance with the adoption of FAS 123(R), the Company recorded stock-based compensation expense for the cost of stock options issued under the following plans: 1995 Stock Incentive Plan for Key Employees, the Director Stock Option Plan, the Childtime Learning Centers, Inc. 2003 Equity Compensation Plan and shares issued under equity compensation plans not approved by security holders (together, the “Stock Option plans”).

The impact of adoption of FAS 123(R) in the second quarter was a decrease in compensation expense of $0.8 million compared to what would have been recorded under APB 25. This decrease was caused by the market impact of the market based performance conditions that were achieved in the quarter.

The following table details the effect on net income and net income per share had the stock-based compensation expense for the Stock Option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology of SFAS No. 123(R). The reported and pro forma net income and net income per share for the 12 weeks ended October 14, 2005 in the table below are the same since stock-based compensation expense is calculated under the provisions of FAS 123(R). These amounts for the 12 weeks ended October 14, 2005 are included in the table below only to provide the detail for a comparative presentation to the second quarter of fiscal 2005. All amounts are in thousands, except per share amounts.

	12 Weeks Ended		28 Weeks Ended

	October 14, 2005	October 15, 2004	October 14, 2005	October 15, 2004

Net income as reported	$(1,218)	$(924)	$873	$33
Add: Total stock-based compensation		—	—	—
expense included in reported net income, net of related tax effects	927	45	957	68
Deduct: Total stock-based compensation expense determined under fair-value method for all awards, net of related tax effects	(927)	(116)	(1,071)	(203)

Pro forma net income	$(1,218)	$(995)	$759	$(102)

Earnings per share:
Basic-reported	$(0.06)	$(0.05)	$0.04	$0.00
Basic- pro forma	$(0.06)	$(0.05)	$0.04	$(0.01)

Diluted-reported	$(0.06)	$(0.05)	$0.04	$0.00
Diluted- pro forma	$(0.06)	$(0.05)	$0.04	$(0.01)

On October 14, 2005, the Company has three stock-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was $0.9 million and $1.0 million for the 12 and 28 weeks ended October 14, 2005, respectively. For the 12 and 28 weeks ended October 15, 2004 the stock compensation expense was less than $0.1 million and $0.1 million, respectively. There was no income tax benefit recognized in the income statement for stock-based compensation plans for the periods ended October 14, 2005 and October 15, 2004, as the Company had a valuation reserve recorded (see Note 7).

The 1995 Stock Incentive Plan for Key Employees (the “1995 Plan”) provides for grants of incentive stock options at an option price per share of not less than 100% of the fair market value of the stock on the date on which the option is granted and non-qualified stock options at an option price not less than 75% of the fair market value of the stock on the date upon which the option is granted. 1995 Plan stock options are generally granted with a 5 year vesting period and a 6 year term. The stock options typically vest in equal annual installments over the vesting period. The 1995 Plan authorizes 600,000 shares for awards of incentive stock options and non-qualified stock options.

The 2003 Equity Compensation Plan (the “2003 Plan”) provides, among other things, for grants of incentive stock options at an option price per share of not less than 100% of the fair market value of the stock on the date on which the option is granted, non-qualified stock options at an option price not less than 50% of the fair market value of the stock on the date upon which the option is granted, and performance share rights. Stock options are generally granted with a 5 year vesting period and a 6 year term. The stock options typically vest in equal annual installments over the vesting period. The 2003 Plan authorizes 1,500,000 shares for awards of incentive stock options, non-qualified stock options and performance share rights.

The Director Stock Option Plan (the “Director Plan”) provides for grants of non-qualified stock options at an option price per share equal to the fair market value of the Company’s Common Stock on the date of the grant. Stock options are granted with a one year vesting period and a five year term. The stock options vest completely at the end of the one year vesting period. The Director Plan authorizes 75,000 shares for awards of non-qualified stock options.

The fair value of the stock options was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected holding period of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life.

	2006			2005

	1995 Plan Employee Stock Options	2003 Plan Stock Options	Director Plan Stock Options	2003 Plan Stock Options	Director Plan Stock Options

Risk-free rate	4.1%	4.1%	4.1%	3.6%	3.6%
Expected term (in years)	5	5	5	5	5
Expected volatility	100.0%	100.0%	100.0%	100.0%	100.0%
Expected dividends	0.0%	0.0%	0.0%	0.0%	0.0%

Changes in the Company’s stock options for the 28 weeks ended October 14, 2005 were as follows:

	Number of Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrisic Value ($000’s)

Options outstanding at 4/1/05	1,894	$3.5
Granted	135	4.2
Exercised	(22)	2.4
Forfeited or expired	(24)	8.7

Options outstanding at 10/14/05	1,983	3.5	3.2	1,983

Options exercisable at 10/14/05	1,194	4.3	2.6	975

The weighted-average grant-date fair value of options granted during fiscal 2006 and 2005 were $3.27 and $1.88, respectively. The total intrinsic value of options exercised during fiscal 2006 and 2005 were $22,000 and $33,000, respectively.

A summary of the status of the Company’s nonvested options as of October 14, 2005 and changes during fiscal 2006, is presented below:

	Shares (000's)	Weighted Average Grant-Date Fair Value
Nonvested at 4/1/05	907	$0.90
Granted	135	3.27
Vested	(253)	0.98
Forfeited	0	0.39

Nonvested at 10/14/05	789	$1.28

As of October 14, 2005, there was $0.8 million of total unrecognized compensation cost related to nonvested stock-based compensation granted under the Stock Option Plans. That cost is expected to be recognized over a weighted-average period of 4.1 years. The total fair value of shares vested during the 28 weeks ended October 14, 2005 was $0.2 million.

The fair value of the performance share rights awarded under the 2003 Plan were estimated on the date of grant using a binomial option valuation model that uses the assumptions noted in the following table. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on historical volatility for a period equal to the award’s expected life. The expected holding term is 6 years for rights awarded in 2005 and 2004, respectively. The employee turnover is based on the historical experience of the individual employees awarded the performance share rights.

	2006	2005

	2003 Plan Performance Shares

Risk-free rate	4.7%	5.5%
Expected term (in years)	6	6
Expected volatility	100.0%	100.0%
Employee Turnover	10.0%	10.0%

Changes in the Company’s performance shares for the 28 weeks ended October 14, 2005 were as follows:

	Number of Performance Shares (000’s)	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrisic Value ($000’s)

Shares outstanding at 4/1/05	100,000	$—
Granted	200,000	—
Vested and exercised	(300,000)	—
Forfeited or expired	—	—	—	—

Shares outstanding at 10/14/05	—	—	—	—

Shares exercisable at 10/14/05	—	—	—	—

The 100,000 performance share rights awarded in 2005 vested on a one-for-one basis on August 16, 2005, based on the Company’s stock achieving a market price of $5.00 or more for twenty consecutive trading days. The 200,000 performance share rights awarded in 2006 vested on a one-for-one basis on September 16, 2005, based on the Company’s stock achieving a market price of $5.50 or more for twenty consecutive trading days. There was no exercise price associated with the performance share rights. The weighted-average grant-date fair value of rights awarded during fiscal 2006 and 2005 were $3.46 and $1.80, respectively. The total intrinsic value of rights vested and exercised during fiscal 2006 and 2005 were $872,000 and $0, respectively.

Cash received from option exercise under all stock-based payment arrangements for fiscal 2006 and 2005 was $51,000 and $65,000, respectively.

The Company has a policy of issuing new shares from the total shares authorized to satisfy share option exercises.

Under the terms of the various plans, in the event of a change in control of the Company, all of the outstanding shares become vested or, at the discretion of the Compensation Committee, will vest as of the date of the change in control (see Note 15).

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable is presented net of an allowance for doubtful accounts. At October 14, 2005 and April 1, 2005, the allowance for doubtful accounts was $0.7 million and $0.6 million, respectively.

NOTE 4 – DRAFTS PAYABLE

Drafts payable represent unfunded checks drawn on zero balance accounts that have not been presented for funding to the Company’s banks. The drafts are funded, without finance charges, as soon as they are presented. At October 14, 2005 and April 1, 2005, the aggregate drafts payable were $1.7 million and $4.7 million, respectively.

NOTE 5 – COMMITMENTS & CONTINGENCIES

A subsidiary of the Company is primarily or contingently liable for many of the leases of Tutor Time’s franchisees. In an effort to build its franchisee network, Tutor Time either leased the prospective site for a franchisee, with a subsequent sublease of the site to the franchisee, or provided a lease guarantee to the landlord for the benefit of the franchisee in exchange for a monthly lease guarantee fee payable by the franchisee that is based upon the monthly rent expense of the guaranteed lease. The payments the Company could be required to pay related to leases and guarantees aggregate $65.6 million and $10.6 million, respectively, in case of default by the franchisee. Should the Company be required to make payments under these leases, it may assume obligations for operating the center. Should the center not be economically viable, the Company will make provision for the lease termination at that time. The Company does not anticipate that it will be required to make payments under any of these lease arrangements, does not believe that any payments are likely and has not recorded any related liability.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

In July 2000, the Company retained Jacobson Partners, of which Benjamin R. Jacobson, the Company’s Chairman of the Board, is the managing general partner, to provide management and financial consulting services. Total consulting fees incurred for Jacobson Partners were $135,000 for the 28 weeks ended October 14, 2005 and October 15, 2004, and are included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.
10

As discussed in Note 15, the Company announced its agreement to be acquired by A.B.C. Learning Centres Limited and become a wholly-owned subsidiary. In connection with the negotiation of the merger agreement, the Company also entered into a financial advisory agreement, dated November 11, 2005, with Jacobson Partners. The financial advisory agreement provides for payment by the Company to Jacobson Partners of a fee equal to 1% of the total merger consideration paid by A.B.C under the agreement in exchange for investment banking and financial advisory services provided to the Company by Jacobson Partners in connection with the merger. This fee is payable only upon consummation of the merger, at which time the fee for management and financial consulting services described above will terminate.

In September 2005, the Company retained La Paz Group, Inc., of which Dan Boyle, a member of the Company’s Board of Directors, is the owner, to provide consulting services. Total consulting fees incurred were $3,000 for the 28 weeks ended October 14, 2005, and are included in general and administrative expenses in the accompany Condensed Consolidated Statements of Operations.

NOTE 7 – INCOME TAXES

During the 12 weeks ended October 14, 2005, an income tax benefit of $0.1 million was recorded on a loss before income taxes and discontinued operations of $1.5 million, compared to an income tax benefit of $0.1 million on a loss before income taxes and discontinued operations of $1.0 million for the same period last year. During the 28 weeks ended October 14, 2005, an income tax provision of $0.1 million was recorded on income before income taxes and discontinued operations of $0.9 million, compared to an income tax provision of $0.1 million on income before income taxes and discontinued operations of $0.0 million for the same period last year. Income tax expense for the 12 and 28 weeks ended October 14, 2005 and October 15, 2004 varied from the U.S. statutory rate of 34% due primarily to the utilization of net operating loss carryforwards for which a valuation allowance has been recorded.

NOTE 8 – NET INCOME PER SHARE

For the 12 and 28 weeks ended October 14, 2005 and October 15, 2004, basic income per share has been calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. The calculation of basic and diluted shares is as follows (in thousands):

	Calculation on Incremental Shares

	12 Weeks Ended		28 Weeks Ended

	October 14, 2005	October 15, 2004	October 14, 2005	October 15, 2004

Basic shares (based on weighted average)	19,974	19,812	19,897	19,810
Stock options (1)	1,789	—	1,348	1,012

Diluted shares	21,763	19,812	21,245	20,822

 (1) For the 12 and 28 weeks ended October 14, 2005, the above calculation does not include 184,320 and 609,320 shares, respectively, issuable from stock options or performance rights awards that have the potential to dilute earnings per share in the future. These shares were not included in the above calculation of diluted shares because to do so would have been antidilutive. For the 12 and 28 weeks ended October 15, 2004, the above calculation does not include 2,032,124 and 961,769 shares issuable from stock options that have the potential to dilute earnings per share in the future. These shares were not included in the above calculation of diluted shares because to do so would have been antidilutive.

NOTE 9 – EXIT AND CLOSURE EXPENSES AND DISCONTINUED OPERATIONS

The Company has made provisions for closed center lease obligations and discontinued operations in connection with the closing of under-performing centers. A summary of the accrual and related expenses is as follows (in thousands):

	Exit and Closure Expenses and Discontinued Operations Accrual Analysis

	Balance April 1, 2005	Expenses	Adjustments	Cash Payments	Balance October 14, 2005	Expected Costs	Cumulative Costs through October 14, 2005	Number of Centers

Closed center lease obligations	$119	$45	$50	$38	$176	$176	$1,214	4

Discontinued operations lease obligations	68	—	—	22	$46	$46	$41	1

Total	$187	$45	$50	$60	$222	$222	$1,255	5

The liability for the leases on closed centers during the 28 weeks ended October 14, 2005 has been measured at the fair value, which is determined by the present value of the remaining lease rentals and costs, to the extent that they exceed the reasonably attainable sublease rentals. The exit and closure expenses primarily relate to underperforming centers which have been closed. During the second and first quarters of fiscal 2006, there were adjustments to the reserve in the amount of $0 and $50,000, respectively. There were no adjustments to the reserve for the second and first quarters of fiscal 2005. All exit and closure expenses are in the Childtime business segment.
12

A summary of discontinued operations is as follows (in thousands):

	12 Weeks Ended		28 Weeks Ended

	October 14, 2005	October 15, 2004	October 14, 2005	October 15, 2004

Revenues, net	$55	$1,305	$466	$3,307
Operating expenses of Learning Centers	92	1,299	584	3,157

Gross profit (loss)	(37)	6	(118)	150
Depreciation and amortization expenses	—	23	5	44
Loss/(gain) on disposal of assets	(223)	9	(191)	30
Provision for doubtful accounts	1	(5)	—	17

Discontinued operations before income tax	185	(21)	68	59

Income tax provision	—	—	(6)	—

Discontinued operations, net of tax	$185	$(21)	$74	$59

NOTE 10 – INTANGIBLE ASSETS AND GOODWILL The changes in the carrying amounts of goodwill and other intangible assets for the 28 weeks ended October 14, 2005 were as follows (in thousands):

	Balance April 1, 2005	Additions	Disposals	Amortization	Balance October 14, 2005	Useful Life

Goodwill, net	$18,932	$177	$—	$—	$19,109	Indefinite

Franchise Agreements	7,865	—	—	244	7,621	20
Trade Name and Trademarks	3,379	—	—	105	3,274	20
Curriculum	212	—	—	48	164	5

Intangible assets, net	11,456	—	—	397	11,059

Total intangible assets, net	$30,388	$177	$—	$397	$30,168

During the period ended October 14, 2005, the Company acquired one Tutor Time center from a franchisee for $250,000, adjusted for certain assets and liabilities, which resulted in an addition to goodwill. Estimated amortization of intangible assets is expected to be $0.7 million for fiscal 2006 and approximately $0.7 million annually for the next four years.

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

Information about the Company’s operating segments is presented below (in thousands):

	12 Weeks Ended		28 Weeks Ended

	October 14, 2005	October 15, 2004	October 14, 2005	October 15, 2004

Revenues:
Childtime	$34,151	$31,839	$81,098	$76,178
Tutor Time	14,511	13,528	34,613	30,997
Franchise Operations	1,780	1,540	4,300	3,874
Revenue associated with the consolidation of Variable Interest Entities	—	—	—	446

Total	$50,442	$46,907	$120,011	$111,495

Operating income (loss):
Childtime	$3,512	$2,815	$10,536	$8,443
Tutor Time	930	833	2,837	2,016
Franchise Operations	1,781	1,540	4,300	3,874
Depreciation and amortization	(1,040)	(933)	(2,404)	(2,260)
Corporate and other	(6,291)	(4,691)	(13,454)	(10,880)

Total	$(1,108)	$(436)	$1,815	$1,193

Goodwill:
Childtime	$7,215		$7,215
Tutor Time	6,821		6,821
Franchise Operations	5,073		5,073

Total	$19,109		$19,109

All other assets:
Childtime	$48,220		$48,220
Tutor Time	10,790		10,790
Franchise Operations	9,477		9,477

Total	$68,487		$68,487

NOTE 12 – FINANCIAL INSTRUMENTS

The Company has entered into interest rate swap contracts to manage its exposure to fluctuations in interest rates relating to the revolving line of credit. Swap contracts fix the interest payments of floating rate debt instruments. As of October 14, 2005 and October 15, 2004, contracts representing $5.0 million of notional amount were outstanding with maturity dates of November 2005 and January 2006. These contracts provide for the Company to pay interest at an average fixed rate of 2.98% in return for receiving interest at a floating rate of three month LIBOR, which is reset in three month intervals. The fair value of interest rate swap agreements is subject to changes in value due to changes in interest rates, and the fair value of $12,000 is included in prepaid expenses and other current assets as of October 14, 2005 and $37,000 is included in other current liabilities as of October 15, 2004.

NOTE 13 – CONSOLIDATION OF VARIABLE INTEREST ENTITIES:

During the fourth quarter of fiscal 2004, the Company implemented FIN 46R. The Company concluded that some of its franchise arrangements represented variable interest entities (“VIEs”) which were subject to the provisions of FIN 46R. The Company’s variable interest in these entities included royalty fees and in some cases lease guarantees and debt due to the Company from the franchisee. The Company analyzed these franchise agreements and determined that two franchises were entities in which the Company was the primary beneficiary. As a result, these entities were consolidated as of April 2, 2004. During the fiscal quarter ended October 15, 2004, the Company acquired the two franchise entities that had previously been consolidated as VIEs. As a result, these entities are not considered VIEs as of October 14, 2005. The following is a summary of the effect of consolidating these entities for the period up to the acquisition date (in thousands).

28 Weeks Ended October 15, 2004

Revenue, net of elimination of fees of $23	$423
Cost and minority interest, net of elimination of fees of $23	423

Net income	$—

NOTE 14 - ACQUISTION OF FRANCHISE CENTER

On September 26, 2005, the Company acquired the entire equity interest of a Tutor Time franchise center in the Strongsville, Ohio area. The company made a cash payment of $0.2 million, resulting in recorded goodwill of $0.2 million.

NOTE 15 – SUBSEQUENT EVENT

On November 15, 2005, the Company announced its agreement to be acquired by A.B.C. Learning Centres Limited (ASX: ABS), Australia’s largest provider of private child care services. A.B.C. will pay approximately $159.1 million in cash for all outstanding equity of the Company at a per share purchase price of $7.50. The merger agreement has been approved by the Company’s board of directors. Upon completion of the acquisition, the Company will be de-listed and become a wholly-owned subsidiary of A.B.C.

ITEM 2. Management’s Discussion and Analysis

GENERAL

The information presented herein refers to the 12 weeks (second quarter 2006) and the 28 weeks (year to date 2006) ended October 14, 2005, compared to the 12 weeks (second quarter 2005) and the 28 weeks (year to date 2005) ended October 15, 2004.

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

During second quarter 2006, the Company sold two Learning Centers, closed one Learning Center, acquired one center from a franchisee, opened three franchise centers, and closed three franchise centers. During second quarter 2005, the Company acquired eight Learning Centers from a franchisee and a franchisee opened one center.

During year to date 2006, the Company sold two Learning Centers, closed four Learning Centers, acquired one center from a franchisee, opened eight franchise centers and closed four franchise centers. During year to date 2005, the Company acquired eight Learning Centers from a franchisee, opened one franchise center, closed three Learning Centers and sold two additional Learning Centers to franchisees.

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

RESULTS OF OPERATIONS Second Quarter 2006 Compared to Second Quarter 2005

	12 Weeks Ended October 14, 2005	Percent of Revenues	12 Weeks Ended October 15, 2004	Percent of Revenues	Change Amount (in Dollars)

	(Dollars in Thousands)
Revenue from Learning Center Operations	$48,662	96.5%	$45,367	96.7%	$3,295
Revenue from Franchise Operations	1,780	3.5%	1,540	3.3%	240

Total revenue	50,442	100.0%	46,907	100.0%	3,535
Operating expenses of Learning Centers	44,219	87.7%	41,719	88.9%	2,500

Gross profit	6,223	12.3%	5,188	11.1%	1,035
General and administrative expenses	5,831	11.6%	4,239	9.0%	1,592
Depreciation and amortization expenses	1,040	2.1%	933	2.0%	107
Loss/(gain) on disposal of assets	66	0.1%	(144)	-0.3%	210
Provision for doubtful accounts	366	0.7%	564	1.2%	(198)
Exit and closure expenses	28	0.1%	32	0.1%	(4)

OPERATING INCOME (LOSS)	$(1,108)	-2.3%	$(436)	-0.9%	$(672)

Total revenue. Total revenue for second quarter 2006 increased $3.5 million, or 7.5%, from the same period last year to $50.4 million. Learning Center revenues increased $3.3 million, or 7.3%, with comparable center revenues (centers opened 18 months or longer) increasing 6.0%. Of this increase, approximately 3.0% was a result of average tuition rate increases and approximately 3.0% was a result of enrollment increases. Childtime Learning Centers revenues increased $2.3 million, or 7.3%, with comparable Childtime center revenues increasing 5.8%. Tutor Time Learning Centers revenues increased $1.0 million, or 7.3%, with comparable Tutor Time center revenues increasing 6.4%. Franchise Operations revenues, which consisted primarily of royalties, increased $0.2 million, or 15.6%, with comparable franchisee revenues increasing 10.8%.

Operating expenses of Learning Centers. Operating expenses for second quarter 2006 increased $2.5 million, or 6.0%, from the same period last year to $44.2 million. The increase was a result of an increase in personnel expense ($1.5 million), which increased with higher enrollments and general wage increases; an increase in center level operating expenses ($0.8 million), which increased with higher enrollments and increased costs from a new curriculum program, center maintenance improvements and utilities; and an increase in occupancy expense ($0.2 million). Operating expenses as a percentage of net revenue decreased to 87.7% for first quarter 2006, from 88.9% in the same period last year. This decrease is a result of a decrease in personnel expenses as a percentage of net revenue, resulting from increased revenues and improved labor efficiencies, and a decrease in occupancy costs as a percentage of net revenue, resulting from increased revenues.

Gross profit. Gross profit for second quarter 2006 increased $1.0 million, or 19.9%, from the same period last year to $6.2 million. This increase consisted of a $0.8 million increase in Learning Center Operations gross profit and a $0.2 million increase in Franchise Operations gross profit. Gross profit percentages for second quarter 2006 by segment were 10.3% for Childtime centers (as compared to 8.8% for 2005), 6.4% for Tutor Time centers (as compared to 6.2% for 2005) and 100% for Franchise Operations for both years. The second quarter gross profit and gross profit percentage changes were a result of increased revenue and the changes in operating expenses described above.

General and administrative expenses. General and administrative expenses for second quarter 2006 increased $1.6 million, or 37.6%, from the same period last year to $5.8 million. The increase was primarily a result of stock based compensation expense ($0.9 million) caused by the market impact of the market based performance conditions that were achieved in the quarter, increased incentive compensation ($0.3 million) resulting from improved operating performance, and increased support staff and general wage increases ($0.2 million). General and administrative expenses as a percentage of net revenue increased to 11.6% for second quarter 2006 from 9.0% in the same period last year, due to general and administrative expenses increasing at a higher rate than revenues in the current period.

Depreciation and amortization expense. Depreciation and amortization expense for second quarter 2006 increased $0.1 million, or 11.5%, from the same period last year to $1.0 million. Depreciation and amortization expense as a percentage of net revenue increased to 2.1% for second quarter 2005 from 2.0% in the same period last year.

Loss/(gain) on disposal of assets. Loss on disposal of assets in second quarter 2006 was a result of the disposal of assets in the ordinary course of business. The gain on disposal of assets in second quarter 2005 was a result of the sale of vacant land.

Provision for doubtful accounts. Provision for doubtful accounts for second quarter 2006 decreased $0.2 million from the same period last year to $0.4 million. During second quarter 2005, there was a decline in collection experience. Such a decline was not experienced during second quarter 2006.

Exit and closure expenses. Exit and closure expenses for second quarter 2006 relate to estimated costs to repair closed centers to the landlords’ standards upon termination of the leases, and remained constant at less than $0.1 million from second quarter 2005.

Interest expense. Interest expense for second quarter 2006 decreased $0.1 million from the same period last year to $0.4 million. The decrease was due to the repayment of the Company’s $3.5 million Subordinated Notes on September 1, 2005, with funds available under the credit agreement, resulting in a reduction of interest rate.

Income tax benefit. Income tax benefit for second quarter 2006 of $0.1 million was recorded on a loss before income taxes and discontinued operations of $1.5 million, compared to an income tax benefit of $0.1 million on a loss before income taxes and discontinued operations of $1.0 million for the same period last year. Income tax expense for first quarters 2006 and 2005 varied from the U.S. statutory rate of 34% due primarily to the utilization of net operating loss carryforwards for which a valuation allowance has been recorded.

Discontinued operations, net of taxes. Discontinued operations, net of taxes, for second quarter 2006 was $0.2 million, compared to a loss of less than ($0.1 million) for the same period last year. Centers sold during second quarter 2006 resulted in a gain which offset negative operating results.

Net income (loss). As a result of the foregoing changes, net loss increased to ($1.2 million) for second quarter 2006, compared to net loss of ($0.9 million) for the same period last year.

Year to Date 2006 Compared to Year to Date 2005

	28 Weeks Ended October 14, 2005	Percent of Revenues	28 Weeks Ended October 15, 2004	Percent of Revenues	Change Amount (in Dollars)

	(Dollars in Thousands)
Revenue from Learning Center Operations	$115,711	96.4%	$107,621	96.5%	$8,090
Revenue from Franchise Operations	4,300	3.6%	3,874	3.5%	426

Total revenue	120,011	100.0%	111,495	100.0%	8,516
Operating expenses of Learning Centers	102,338	85.3%	97,162	87.1%	5,176

Gross profit	17,673	14.7%	14,333	12.9%	3,340
General and administrative expenses	12,518	10.4%	10,636	9.5%	1,882
Depreciation and amortization expenses	2,404	2.0%	2,260	2.0%	144
Loss/(gain) on disposal of assets	25	0.0%	(713)	-0.6%	738
Provision for doubtful accounts	818	0.7%	821	0.7%	(3)
Exit and closure expenses	93	0.1%	136	0.1%	(43)

OPERATING INCOME	$1,815	1.5%	$1,193	1.2%	$622

Total revenue. Total revenue for year to date 2006 increased $8.5 million, or 7.6%, from the same period last year to $120.0 million. Learning Center revenues increased $8.1 million, or 7.5%, with comparable center revenues (centers opened 18 months or longer) increasing 6.0%. Of this increase, approximately 3% was a result of average tuition rate increases and approximately 3% was a result of enrollment increases. Childtime Learning Centers revenues increased $4.9 million, or 6.5%, with comparable Childtime center revenues increasing 5.9%. Tutor Time Learning Centers revenues increased $3.6 million, or 11.7%, with comparable Tutor Time center revenues increasing 6.1%. Revenue attributable to the consolidation of two franchise arrangements considered variable interest entities (VIEs as discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements (unaudited) included in this
17

Report under Item 1) decreased from $0.4 million for year to date 2005 to $0.0 million for year to date 2006. Franchise Operations revenues, which consisted primarily of royalties, increased $0.4 million, or 11.0%, with comparable franchisee revenues increasing 10.9%.

Operating expenses of Learning Centers. Operating expenses for year to date 2006 increased $5.2 million, or 5.3%, from the same period last year to $102.3 million. The increase was a result of an increase in personnel expense ($3.2 million), which increased with centers acquired, higher enrollments and general wage increases; an increase in center level operating expenses ($1.5 million), which increased with centers acquired, higher enrollments and increased costs from a new curriculum program, center maintenance improvements and utilities; and an increase in occupancy expense ($0.9 million), which was a result of rent on acquired and new center openings, and increased occupancy costs for existing centers; partially offset by a decrease in operating expenses associated with the VIEs (0.4 million). Operating expenses as a percentage of net revenue decreased to 85.3% for year to date 2006, from 87.1% in the same period last year. This decrease is a result of a decrease in personnel expenses as a percentage of net revenue, resulting from increased revenues and improved labor efficiencies, a decrease in center level operating expenses as a percentage of net revenue, resulting from primarily improved food costs, and a decrease in occupancy costs as a percentage of net revenue, resulting from increased revenues.

Gross profit. Gross profit for year to date 2006 increased $3.3 million, or 23.3%, from the same period last year to $17.7 million. This increase consisted of a $2.9 million increase in Learning Center Operations gross profit and a $0.4 million increase in Franchise Operations gross profit. Gross profit percentages for year to date 2006 by segment were 13.0% for Childtime centers (as compared to 11.1% for 2005), 8.2% for Tutor Time centers (as compared to 6.4% for 2005) and 100% for Franchise Operations for both years. The year to date gross profit and gross profit percentage changes were a result of the changes in operating expenses described above.

General and administrative expenses. General and administrative expenses for year to date 2006 increased $1.9 million, or 17.7%, from the same period last year to $12.5 million. The increase was primarily a result of stock based compensation expense ($0.9 million) caused by the market impact of the market based performance conditions that were achieved in the quarter, increased incentive compensation ($0.4 million) resulting from improved operating performance, and increased support staff and general wage increases ($0.4 million). General and administrative expenses as a percentage of net revenue increased to 10.4% for year to date 2006 from 9.5% in the same period last year, due to general and administrative expenses increasing at a higher rate than revenues in the current period.

Depreciation and amortization expense. Depreciation and amortization expense for year to date 2006 increased $0.1 million, or 6.4%, from the same period last year to $2.4 million. Depreciation and amortization expense as a percentage of net revenue remained unchanged at 2.0% from the same period last year.

Loss/(gain) on disposal of assets. Loss on disposal of assets during year to date 2006 was a result of the disposal of assets in the ordinary course of business. The gain on disposal of assets during year to date 2005 was a result of the sale under a franchise agreement of two Tutor Time centers to an existing franchisee in first quarter 2005 and the sale of vacant land in second quarter 2005.

Provision for doubtful accounts. Provision for doubtful accounts for year to date 2006 remained unchanged at $0.8 million from the same period last year.

Exit and closure expenses. Exit and closure expenses for year to date 2006 relate to estimated costs to repair closed centers to the landlords’ standards upon termination of the leases, and remained constant at $0.1 million from the same period last year.

Interest expense. Interest expense for year to date 2006 decreased $0.2 million, or 16.7% from the same period last year to $1.0 million. The decrease was due to the repayment of the Company’s $3.5 million Subordinated Notes on September 1, 2005, with funds available under the credit agreement, resulting in a reduction of interest rate.

Income tax provision. Income tax provision for year to date 2006 of $0.1 million was recorded on income before income taxes and discontinued operations of $0.9 million, compared to an income tax provision of $0.1 million on income before income taxes and discontinued operations of less than $0.1 million for the same period last year. Income tax expense for year to date 2006 and 2005 varied from the U.S. statutory rate of 34% due primarily to the utilization of net operating loss carryforwards for which a valuation allowance has been recorded.
18

Discontinued operations, net of taxes. Discontinued operations, net of taxes, for year to date 2006 was income of $0.1 million, compared to income $0.1 million for the same period last year. Centers sold during both periods resulted in gains which offset negative operating results.

Net income. As a result of the foregoing changes, net income increased to $0.9 million for year to date 2006, compared to net income of less than $0.1 million for the same period last year.

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

The Company has a credit agreement which provides a $22.5 million revolving line of credit that will mature on July 31, 2007. It is collateralized by the Company’s receivables, equipment and real estate, with interest payable at a variable rate, at the Company’s option, based on either the prime rate or the Eurodollar rate. There were outstanding borrowings of $6.5 million at October 14, 2005, and outstanding borrowings of $4.3 million at April 1, 2005. Outstanding letters of credit of $4.7 million at October 14, 2005, and $3.4 million at April 1, 2005, reduced the availability under the line of credit. As October 14, 2005 and April 1, 2005, unused amounts available for borrowing under this line of credit were $11.3 million and $9.8 million, respectively.

On August 2, 2005, the Company amended its credit agreement to, among other things, increase the amount of the credit facility from $17.5 million to $22.5 million and permit optional redemption of all of the Company’s 15% Subordinated Notes due 2008 in the principal amount of $3.5 million. On September 1, 2005, the Company redeemed the entire $3.5 million balance on the Subordinated Notes, plus interest, primarily using borrowings under the credit agreement.

Under this agreement, the Company is required to maintain certain financial ratios and other financial conditions. In addition, there are restrictions on the incurrence of additional indebtedness, disposition of assets and transactions with affiliates. The Company was in compliance with the agreement as of October 14, 2005.

Net cash provided by operating activities was $7.2 million for year to date 2006, compared to $2.0 million for the same period last year. During year to date 2006, cash used in financing activities totaled $4.4 million and consisted primarily of net payments on the long term debt of $3.6 million and reductions in drafts payable of $3.0 million offset by net borrowings on the revolving line of credit of $2.2 million and issuance of common stock of $0.1 million. During year to date 2005, cash used in financing activities totaled $0.7 million and consisted primarily of repayments under long-term debt of $2.5 million and reductions in drafts payable of $2.0 million, offset by net borrowings on the revolving line of credit of $3.8 million. Cash used in investing activities totaled $3.1 million for year to date 2006, of which $3.6 million was used for capital spending and $0.2 million was used to acquire a center from a franchisee, which was partially offset by $0.3 million of refunds of security deposits and $0.4 proceeds from sales of centers. Cash used in investing activities totaled $2.4 million for year to date 2005, of which $2.8 million was used for capital spending, $0.3 was used to acquire centers, which was partially offset by $0.7 million of proceeds from asset sales.

The Company has entered into interest rate swap contracts to manage its exposure to fluctuations in interest rates relating to the revolving line of credit. Swap contracts fix the interest payments of floating rate debt instruments. As of October 14, 2005 and October 15, 2004, contracts representing $5.0 million of notional amount were outstanding with maturity dates of November 2005 and January 2006. These contracts provide for the Company to pay interest at an average fixed rate of 2.98% in return for receiving interest at a floating rate of three month LIBOR, which is reset in three month intervals. The fair value of interest rate swap agreements is subject to changes in value due to

19

changes in interest rates, and the fair value of $12,000 is included in prepaid expenses and other current assets as of October 14, 2005 and a fair value of $37,000 is included in other current liabilities as of October 15, 2004.

Contractual Obligations and Commitments

A subsidiary of the Company is primarily or contingently liable for many of the leases of Tutor Time’s franchisees. In an effort to build its franchisee network, Tutor Time either leased the prospective site for a franchisee, with a subsequent sublease of the site to the franchisee, or provided a lease guarantee to the landlord for the benefit of the franchisee in exchange for a monthly lease guarantee fee payable by the franchisee that is based upon the monthly rent expense of the guaranteed lease. The payments the Company could be required to pay related to leases and guarantees aggregate $65.6 million and $10.6 million, respectively, in case of default by the franchisee. Should the Company be required to make payments under these leases, it may assume obligations for operating the center. Should the center not be economically viable, the Company will make provision for the lease termination at that time. The Company does not not anticipate that it will be required to make payments under any of these lease arrangements, does not believe that any payments are likely and has not recorded any related liability.

At October 14, 2005, aggregate potential payments on leases and guarantees over the next five fiscal years and thereafter are as follows:

	Total	Less Than 1 Year	2 to 3 Years	4 to 5 Years	After 5 Years

	(In thousands)
Franchise Lease Guarantees	$10,634	$874	$1,824	$1,673	$6,263
Franchise Lease Commitments	65,581	6,397	12,314	11,413	35,457

Total	$76,215	$7,271	$14,138	$13,086	$41,720

At October 14, 2005, aggregate principal payments on short and long-term debt over the next five fiscal years and thereafter are as follows:

	Total	Less Than 1 Year	2 to 3 Years	4 to 5 Years	After 5 Years

	(In thousands)
Short-term debt	$64	$64	$—	$—	$—
Long-term debt	6,546	—	6,546	—	—

Total	$6,610	$64	$6,546	$—	$—

Related Party Transactions

For information regarding related party transactions, see the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2005 (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions”), and the Company’s Current Report on Form 8-K dated November 11, 2005.

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

20

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

For a description of the Company’s significant accounting policies, which are same as the critical accounting policies, see Note 2, “Summary of Significant Accounting Policies”, of the Notes to Condensed Consolidated Financial Statements (unaudited) included in this Report under Item 1. For a more complete description, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2005.

Wage Increases

Expenses for center-level salaries, wages and benefits represented approximately 50% of net revenues for second quarter 2006 and 2005. Management believes that, through increases in tuition rates, the Company can offset any future center-level wage increases caused by adjustments to the federal, state or county minimum wage rates, labor issues or other market adjustments. However, no assurance can be given that rates can be increased sufficiently to cover such increased costs. The Company continually evaluates its wage structure and may implement changes at targeted local levels.

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

Interest Rates. The Company has exposure to market risk for changes in interest rates related to its debt obligations. The Company has cash flow exposure on the revolving line of credit, with an outstanding balance of $6.5 million, and its notes payable, with an outstanding balance of $0.1 million, each as of October 14, 2005. These exposures have been temporarily offset by the Company entering into $5.0 million notional amount of interest rate swap contracts. Accordingly, a 2% (200 basis points) change in the LIBOR rate or the prime rate would have resulted in interest expense changing by less than $0.1 million for second quarter 2006.

Foreign Currency Exchange Rates. The Company’s exposure to foreign currency exchange rates is limited to royalties for 13 international franchised centers. Based upon the relative size of its foreign operations, the Company

21

does not believe that the reasonably possible near-term change in the related exchange rate would have a material effect on its financial position, results of operations and cash flows.
22

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting during the fiscal quarter ended October 14, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

23

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Information regarding this Item is set forth in Note 5 to the Notes of Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Report.

ITEMS 2 through 4 are not applicable.

ITEM 5. Other Information

a)	As previously reported, on November 15, 2005, the Company entered into a merger agreement (the “Merger Agreement”) with A.B.C. Learning Centres Limited (“ABC”), pursuant to which the Company will become a wholly-owned subsidiary of ABC and the shareholders of the Company will be entitled to receive $7.50 in cash, without interest, with respect to each share of the Company’s outstanding common stock. The transactions contemplated by the Merger Agreement are subject to, among other things, adoption of the Merger Agreement by the Company’s shareholders, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, and other customary closing conditions. Simultaneous with the execution of the Merger Agreement, Benjamin R. Jacobson, the Company’s Chairman of the Board, entered into a voting agreement in favor of ABC to vote all shares of the Company’s common stock owned directly or indirectly by him in favor of the Merger Agreement.

In connection with the negotiation of the Merger Agreement, the Company also entered into a financial advisory agreement, dated November 11, 2005, with Jacobson Partners, a New York-based private equity firm, whose managing partner is Benjamin R. Jacobson. The financial advisory agreement provides for payment by the Company to Jacobson Partners of a fee equal to 1% of the total merger consideration paid by ABC under the Merger Agreement in exchange for investment banking and financial advisory services provided to the Company by Jacobson Partners in connection with the merger. This fee is payable only upon consummation of the merger.

For further information, as well as copies of the Merger Agreement, the Voting Agreement, the Financial Advisory Agreement, and other documents, please see the Company’s Current Report on Form 8-K dated November 11, 2005, previously filed with the Securities and Exchange Commission on November 16, 2005.

b)	Not applicable.

ITEM 6. Exhibits

31.1	Rule 13a-14(a) Certification by William D. Davis, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Frank M. Jerneycic, Treasurer and Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
24

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEARNING CARE GROUP, INC.

(REGISTRANT)

Date: November 28, 2005	By: /s/ Frank M. Jerneycic

Frank M. Jerneycic
Chief Financial Officer and Treasurer
(Duly Authorized Officer
and Principal Financial Officer)
25

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification by William D. Davis, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Frank M. Jerneycic, Treasurer and Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
26